Form 10-K
period 2018-02-04
PVH CORP. /DE/
filed 2018-03-30
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 4, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

212-381-3500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________
(Title of Class)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on July 30, 2017 (the last business day of the registrant’s most recently completed second quarter) was $9,245,444,045.
Number of shares of Common Stock outstanding as of March 19, 2018: 76,991,793

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 2018	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) quota restrictions, the imposition of safeguard controls and the imposition of duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed; (vi) the availability and cost of raw materials; (vii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (viii) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (ix) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (x) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xi) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xii) significant fluctuations of the United States dollar against foreign currencies in which we transact significant levels of business; (xiii) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xiv) the impact of new and revised tax legislation and regulations, particularly the recently enacted U.S. Tax Cuts and Jobs Act that might disproportionately affect us as compared to some of our peers due to our specific tax structure and greater percentage of revenues and income generated outside the United States; and (xv) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PVH Corp.
Form 10-K
For the Year Ended February 4, 2018

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2017 year commenced on January 30, 2017 and ended on February 4, 2018; 2016 commenced on February 1, 2016 and ended on January 29, 2017; and 2015 commenced on February 2, 2015 and ended on January 31, 2016.

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

References to the brand names CALVIN KLEIN, CALVIN KLEIN BY APPOINTMENT, CALVIN KLEIN 205 W39 NYC, CK CALVIN KLEIN, CALVIN KLEIN JEANS, CALVIN KLEIN UNDERWEAR, TOMMY HILFIGER, HILFIGER COLLECTION, TOMMY HILFIGER TAILORED, TOMMY JEANS, Van Heusen, IZOD, ARROW, Speedo, Warner’s, Olga, True&Co., Eagle, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY and Chaps, and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We make available at no cost, on our corporate website, PVH.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission (“SEC”). All such filings are also available on the SEC’s website at sec.gov. Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.

We also make available at no cost, on PVH.com, the charters of the committees of our Board of Directors, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics.

Company Overview

We are one of the largest branded apparel companies in the world, with a history going back over 135 years. We have over 36,000 associates operating in over 40 countries. Our brand portfolio consists of nationally and internationally recognized brand names, including the global designer lifestyle brands CALVIN KLEIN and TOMMY HILFIGER, as well as Van Heusen,

IZOD, ARROW, Warner’s, Olga, Eagle and True&Co. We also license brands from third parties, including Speedo (licensed in perpetuity for North America and the Caribbean), Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY and Chaps. Our brand portfolio also consists of various other owned, licensed and private label brands.

We design and market branded dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swimwear, swim products, handbags, accessories, footwear and other related products. Our brands are positioned to sell at various price points and in multiple channels of distribution and regions. This enables us to offer products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference, price point, distribution channel or region. We also license our brands to third parties and joint ventures for product categories and in regions where we believe our partners’ expertise can better serve our brands. During 2017, our directly operated businesses in North America consisted principally of wholesale sales under our CALVIN KLEIN, TOMMY HILFIGER, Van Heusen, IZOD, ARROW, Speedo, Warner’s and Olga brands; the operation of digital commerce sites under the CALVIN KLEIN, TOMMY HILFIGER, Speedo and True&Co. brands; and the operation of retail stores, principally in premium outlet centers, primarily under our CALVIN KLEIN, TOMMY HILFIGER and certain of our heritage brands.
Our directly operated businesses outside of North America consisted principally of our wholesale and retail sales in Europe and Asia under our TOMMY HILFIGER brands; our wholesale and retail sales in Europe, Asia and Latin America under our CALVIN KLEIN brands; and the operation of digital commerce sites under the CALVIN KLEIN and TOMMY HILFIGER brands. Our licensing activities principally related to the licensing worldwide of our CALVIN KLEIN and TOMMY HILFIGER trademarks for a broad array of product categories and for various regions.

Our history of growth has been achieved through organic growth, as well as a number of acquisitions and strategic partnerships that have made us a more diversified global organization, with an extensive brand portfolio, retail footprint and distribution network, as well as a large consumer base. These acquisitions included Calvin Klein in 2003, Tommy Hilfiger in 2010, and Warnaco in 2013. We will continue to explore strategic acquisitions of licensed businesses, trademarks and companies that we believe are additive to our overall business.

We acquired True & Co., a direct-to-consumer intimate apparel digital commerce retailer on March 30, 2017. This acquisition enables us to participate further in the fast-growing online channel and provides a platform to increase innovation, data-driven decisions and speed in the way we serve our consumers across our channels of distribution.

We entered into agreements for a transaction to restructure our supply chain relationship with Li & Fung Trading Limited (“Li & Fung”) on March 20, 2017. Under these agreements, we terminated our non-exclusive buying agency agreement with Li & Fung during the third quarter of 2017 (the “Li & Fung termination”).

We formed a joint venture in Mexico (“PVH Mexico”) in which we own a 49% economic interest on November 30, 2016. The joint venture was formed by merging our wholly owned subsidiary that principally operated and managed our Calvin Klein business in Mexico with a wholly owned subsidiary of Grupo Axo, S.A.P.I. de C.V. that distributes certain TOMMY HILFIGER brand products in Mexico. In connection with the formation of PVH Mexico, we deconsolidated our wholly owned subsidiary (the “Mexico deconsolidation”). PVH Mexico licenses from certain of our wholly owned subsidiaries the rights to distribute and sell certain CALVIN KLEIN, TOMMY HILFIGER, Warner’s, Olga and Speedo brand products in Mexico.

We acquired the 55% of the ownership interests in TH Asia, Ltd. (“TH China”), our former joint venture for TOMMY HILFIGER in China, that we did not already own (the “TH China acquisition”) on April 13, 2016. As a result of the TH China acquisition, we now operate directly our Tommy Hilfiger business in this high-growth market.

We entered into a licensing agreement with G-III Apparel Group, Ltd. (“G-III”) for the design, production and wholesale distribution of TOMMY HILFIGER womenswear in the United States and Canada (the “G-III license”) on February 1, 2016, which resulted in the discontinuation of our directly operated Tommy Hilfiger North America womenswear wholesale business in the fourth quarter of 2016.

We aggregate our reportable segments into three main businesses: (i) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments; (ii) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale and Heritage Brands Retail segments. Note 19, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes, assets, depreciation and amortization, and capital expenditures related to each segment, as well as information regarding our revenue generated from foreign and domestic sources, and the geographic locations where our net property, plant and equipment is held.

Our 2017 revenue was $8.9 billion, of which approximately 50% was generated outside of the United States. Our global designer lifestyle brands, CALVIN KLEIN and TOMMY HILFIGER, together generated over 80% of our revenue during 2017.

Calvin Klein Business Overview

We believe Calvin Klein is one of the best known designer names in the world, exemplifying bold, progressive ideals and a seductive, often minimalist aesthetic. Global retail sales of products sold under the CALVIN KLEIN brands were approximately $9.1 billion in 2017. The CALVIN KLEIN brands provide us with the opportunity to market products both domestically and internationally at various price points, through multiple distribution channels and to different consumer groups. Our tiered-brand strategy provides a focused, consistent approach to global growth and development that preserves the brand’s prestige and image. The CALVIN KLEIN brands are:

•
CALVIN KLEIN BY APPOINTMENT — introduced in February 2017, this new brand offers distinct looks handcrafted and made to measure in New York, New York. CALVIN KLEIN BY APPOINTMENT is a tribute to the CALVIN KLEIN atelier and the full range of handcrafting skills its artisans offer, from embroidery to tailoring.

•
CALVIN KLEIN 205 W39 NYC — our “halo” brand, offering men’s and women’s high-end designer apparel and accessories, as well as items for the home. Representing pure, refined luxury, distribution is through our wholesale partners globally (in stores and online), pure play digital commerce retailers, our flagship store on Madison Avenue in New York, New York, and calvinklein.com.

•
CK CALVIN KLEIN — our “contemporary” brand, offering modern, sophisticated items including apparel and accessories. Distribution is in the wholesale channel through specialty and department store retailers (in stores and online) in various regions and through free-standing stores and online in Asia, as well as on calvinklein.com in the United States. Distribution for the line continues to expand in Europe, including the Fall 2018 launch of womenswear.

•
CALVIN KLEIN — our “master” brand, offering men’s and women’s sportswear, outerwear, fragrance, accessories, footwear, performance apparel, men’s dress furnishings, women’s dresses, suits and handbags, and items for the home. Distribution is primarily in North America, Europe and Asia through our wholesale partners (in stores and online), our own stores, pure play digital commerce retailers, and calvinklein.com.

•
CALVIN KLEIN JEANS — the casual expression of the CALVIN KLEIN brand with roots in denim, offering men’s and women’s jeanswear, related apparel and accessories. CALVIN KLEIN jeanswear is known for its unique details and innovative washes. Distribution is worldwide through our own stores, our wholesale partners (in stores and online), pure play digital commerce retailers and calvinklein.com.

•
CALVIN KLEIN UNDERWEAR — known across the globe for provocative, cutting-edge products and marketing campaigns and consistently delivering innovative designs with superior fit and quality. Offerings include men’s and women’s underwear, women’s intimates, sleepwear and loungewear. Distribution is worldwide through our own stores, our wholesale partners (in stores and online), pure play digital commerce retailers and calvinklein.com.

Over $380 million was spent globally in 2017 in connection with the advertising, marketing and promotion of the CALVIN KLEIN brands and approximately 40% of these expenses were funded by Calvin Klein’s licensees and other authorized users of the brands. Global 360° marketing campaigns, designed to engage consumers through provocative, modern, sensual and iconic lifestyle imagery, are integral to CALVIN KLEIN. Calvin Klein’s socially powered marketing campaigns are focused on growing brand awareness and cultural relevancy.

Through our Calvin Klein North America and Calvin Klein International segments, we sell CALVIN KLEIN products in a variety of distribution channels, including:

•
Wholesale — The wholesale business principally consists of the distribution and sale of products under the CALVIN KLEIN brands to third party retailers (for sale both in stores and online), distributors, franchisees and pure play digital commerce retailers.

•
Retail — The retail business principally consists of the distribution and sale of apparel, accessories and related products under the CALVIN KLEIN brands in North America, Europe, Asia and Brazil, as well as on the

calvinklein.com sites we operate in over 35 countries. Our stores in North America are primarily located in premium outlet centers. In Europe, Asia and Brazil, we operate full-price and outlet stores and concession locations. Additionally, CALVIN KLEIN 205 W39 NYC brand men’s and women’s high-end designer ready-to-wear and accessories collections are marketed through our flagship store located on Madison Avenue in New York, New York and online through calvinklein.com.

•
Licensing — We license the CALVIN KLEIN brands throughout the world in connection with a broad array of product categories. In these arrangements, Calvin Klein combines its design, marketing and branding skills with the specific manufacturing, distribution and geographic capabilities of its partners to develop, market and distribute these goods, most of which are subject to our prior approval and continuing oversight. Calvin Klein has approximately 55 licensing and other arrangements across the CALVIN KLEIN brands. The arrangements generally are exclusive to a territory or product category. Territorial licensees include our joint ventures in Australia, India and Mexico.

Calvin Klein’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

CK Watch & Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches and jewelry (worldwide)

CK21 Holdings Pte. Ltd.	Men’s and women’s CK CALVIN KLEIN apparel (Asia, excluding Japan)

Coty Inc.	Men’s and women’s fragrance, bath products and color cosmetics (worldwide)

DWI Holdings, Inc. / Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Central America, South America and India)

G-III
Women’s coats, suits, dresses, sportswear, active performancewear, handbags and small leather goods, men’s coats, and luggage (United States, Canada and Mexico with distribution for luggage in Europe and elsewhere)

Jimlar Corporation / LF USA, Inc.
Men’s, women’s and children’s footwear (United States, Canada, Mexico and certain other jurisdictions for the CALVIN KLEIN and CK CALVIN KLEIN lines and worldwide for the CALVIN KLEIN 205 W39 NYC and CALVIN KLEIN JEANS lines)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, Central and South America, Europe, Middle East and Asia, excluding Japan)

Onward Kashiyama Co. Ltd.	Men’s and women’s CK CALVIN KLEIN apparel (Japan)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States, Canada and Mexico)

Our Calvin Klein North America segment includes the results of our Calvin Klein wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investment in the joint venture in Mexico relating to the joint venture’s Calvin Klein business. Our Calvin Klein International segment includes the results of our Calvin Klein wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investments in joint ventures in Australia and India relating to the joint ventures’ Calvin Klein businesses.

Tommy Hilfiger Business Overview

We believe TOMMY HILFIGER is one of the world’s leading designer lifestyle brands and is internationally recognized for celebrating the essence of classic American cool style with a preppy twist. Global retail sales of products sold under the TOMMY HILFIGER brands were approximately $7.4 billion in 2017. Our Tommy Hilfiger business markets its products under several brands in order to fully capitalize on its global appeal, as each brand varies in terms of price point, demographic target and distribution. The TOMMY HILFIGER brands consist of:

•
HILFIGER COLLECTION — represents the pinnacle of the TOMMY HILFIGER product offerings, blending the brand’s Americana styling with contemporary influences and a playful fashion edge. The collection is targeted to 25 to 40 year-old consumers and consists of designs that premiere on the runway. HILFIGER COLLECTION is available globally at select TOMMY HILFIGER stores, through our wholesale partners (in stores and online), and on tommy.com.

•
TOMMY HILFIGER TAILORED — targeting 25 to 40 year-old consumers, this line reflects the brand’s American menswear heritage in elevated, sophisticated styles that are suitable for more formal occasions. From structured suiting to more relaxed tailoring, classics are modernized with precision fit, premium fabrics, updated cuts, rich colors and luxurious details executed with the brand’s signature twist. TOMMY HILFIGER TAILORED is available globally at select TOMMY HILFIGER stores, through our wholesale partners (in stores and online), and on tommy.com.

•
TOMMY HILFIGER — targeting 25 to 40 year-old consumers, our core line embodies the brand’s classic American cool spirit with a broad selection of designs across more than 25 categories, including men’s, women’s and children’s sportswear, footwear and accessories. Products are sold domestically and internationally in our TOMMY HILFIGER specialty and outlet stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers, and on tommy.com.

•
TOMMY JEANS (formerly HILFIGER DENIM) — targeting the 18 to 30 year-old denim-oriented consumer, the line focuses on premium denim separates, footwear, bags, accessories, eyewear and fragrance. TOMMY JEANS is available globally at select TOMMY HILFIGER stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers, and on tommy.com.

Tommy Hilfiger’s global marketing and communications strategy is to build a consumer-centric, go-to-market strategy that maintains the brand’s momentum, driving awareness, consistency and relevancy across product lines and regions. We engage consumers through comprehensive 360° marketing campaigns, which have a particular focus on innovative experiences and digital marketing initiatives. Marketing campaigns for the brand have a dedicated focus on TOMMY HILFIGER’s global growth categories (women’s apparel and accessories, underwear and men’s tailored clothing), as well as its core men’s apparel and denim businesses. During 2017, Tommy Hilfiger spent over $180 million on global marketing and communications efforts.

Through our Tommy Hilfiger North America and Tommy Hilfiger International segments, we sell TOMMY HILFIGER products in a variety of distribution channels, including:

•
Wholesale — The wholesale business principally consists of the distribution and sale of products in North America, Europe, Japan and China under the TOMMY HILFIGER brands to third party retailers and distributors (for sale both in stores and online), franchisees and pure play digital commerce retailers. Tommy Hilfiger has, since 2008, made the majority of its North American wholesale sales to Macy’s, Inc. (“Macy’s”), which is currently our exclusive department store retailer for TOMMY HILFIGER men’s sportswear in the United States.

•
Retail — The retail business principally consists of the distribution and sale of products under the TOMMY HILFIGER brands in North America, Europe, Japan, and China through Company-operated full-price specialty and outlet stores, as well as select flagship stores, and through the tommy.com sites we operate in approximately 30 countries.

•
Licensing — We license the TOMMY HILFIGER brands to third parties globally for a broad range of products through approximately 30 license agreements. We provide support to our licensees and seek to preserve the integrity of our brands by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight. The arrangements generally are exclusive to a territory or product category. Territorial licensees include our joint ventures in Australia, Brazil, India and Mexico.

Tommy Hilfiger’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

American Sportswear S.A.	Men’s, women’s and children’s sportswear, accessories and TOMMY JEANS distribution (Central America and South America (excluding Brazil))

Aramis, Inc. (a subsidiary of The Estee Lauder Companies Inc.)	Fragrance, cosmetics, skincare products and toiletries (worldwide)

Dickson Concepts (International) Limited	Men’s, women’s and children’s sportswear and TOMMY JEANS distribution (Hong Kong, Macau, Malaysia, Singapore and Taiwan)

G-III	Men’s and women’s outerwear, luggage, women’s dresses and women’s apparel (excluding intimates, sleepwear, loungewear, hats, scarves, gloves and footwear) (United States and Canada)

GBG Youth Apparel LLC	Boys’ and girls’ apparel (United States, Canada, Puerto Rico and Guam (Macy’s stores only)) and school uniforms (United States)

Hyundai G&F Co., Ltd.	Men’s, women’s and children’s sportswear and TOMMY JEANS distribution (South Korea)

Peerless Clothing International, Inc. (effective January 1, 2018; formerly licensed to Marcraft Clothes, Inc.)	Men’s tailored clothing (United States and Canada)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. & Swissam Products, Ltd.	Men’s and women’s watches and jewelry (worldwide, excluding Japan (except certain customers))

Safilo Group S.P.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)

Our Tommy Hilfiger North America segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investment in the joint venture in Mexico relating to the joint venture’s Tommy Hilfiger business. Our Tommy Hilfiger International segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investments in joint ventures in Australia, Brazil and India relating to the joint ventures’ Tommy Hilfiger businesses.

Heritage Brands Business Overview

Our Heritage Brands business designs, sources and markets a varied selection of prominent brand label dress shirts, neckwear, sportswear, swim products, intimate apparel, underwear and related apparel and accessories, and licenses our Van Heusen, IZOD, ARROW, Speedo, Warner’s and Olga brands for an assortment of products. The Heritage Brands business also offers private label dress furnishings programs, particularly in neckwear. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. Global retail sales of products sold under our heritage brands were approximately $3.4 billion in 2017.

We principally distribute our Heritage Brands products at wholesale in the United States and Canada through department, chain and specialty stores, warehouse clubs and mass market, off-price and independent retailers (in stores and online), as well as through pure play digital commerce retailers. As a complement to our wholesale business, which is our core business, we also market products directly to consumers through our Heritage Brands stores, principally located in outlet centers throughout the United States and Canada, and through our directly operated digital commerce sites for Speedo and True&Co.

Heritage Brands Wholesale.  Our Heritage Brands Wholesale segment principally consists of the following product categories:

•
Men’s dress shirts and neckwear that is primarily distributed through department, chain and specialty stores, warehouse clubs and mass market and off-price retailers (in stores and online), as well as pure play digital commerce retailers. We market both dress shirts and neckwear under brands including Van Heusen, ARROW, IZOD, Eagle, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection and, beginning in 2018, DKNY. We also market dress shirts under the Chaps brand, among others. We also offer private label dress shirt and neckwear programs to retailers, primarily national department stores and mass market retailers. We believe our product offerings collectively represent a sizeable portion of the domestic dress furnishings market.

We license certain of the brands under which we sell men’s dress shirts and neckwear. The following table provides information with respect to the expiration of the licenses for the more significant brands (as determined based on 2017 sales volume):

Brand Name	Licensor	Expiration
Geoffrey Beene	Geoffrey Beene, LLC	December 31, 2021, with a right of renewal (subject to certain conditions) through December 31, 2028.

Kenneth Cole New York and Kenneth Cole Reaction	Kenneth Cole Productions (Lic), Inc.	December 31, 2022, with a right of renewal (subject to certain conditions) through December 31, 2025

Chaps	The Polo/Lauren Company, LP and PRL USA, Inc.	March 31, 2020

MICHAEL Michael Kors	Michael Kors, LLC	January 31, 2019, with a right of renewal (subject to certain conditions) through January 31, 2022

•
Sportswear, including men’s sport shirts, sweaters, bottoms and outerwear, principally under the IZOD, Van Heusen and ARROW brands, that is primarily distributed through department, chain and specialty stores, warehouse clubs and mass market and off-price retailers (in stores and online), as well as pure play digital commerce retailers. IZOD, Van Heusen and ARROW were the first, second and sixth best selling national brand men’s woven sport shirts, respectively, in United States department and chain stores in 2017. We began producing in 2018 men’s sportswear and jeanswear under a license for the DKNY brand.

•
Men’s, women’s and children’s swimwear, pool and deck footwear, and swim-related products and accessories, such as swim goggles, learn-to-swim aids, water-based fitness products and training accessories under the Speedo trademark. The Speedo brand is exclusively licensed to us for North America and the Caribbean in perpetuity from Speedo International Limited. We primarily distribute Speedo products through mass market retailers, sporting goods stores, team dealers, swim clubs, off-price retailers, catalog retailers and digital commerce sites, including our directly operated digital commerce site SpeedoUSA.com and sites operated by pure play digital commerce retailers.

•
Women’s intimate apparel, shapewear and loungewear under the Warner’s, Olga and True&Co. brands. Warner’s and Olga products are primarily distributed through department and chain stores, warehouse clubs and mass market and off-price retailers (in stores and online), as well as pure play digital commerce retailers. Warner’s was the fourth best selling brand for bras and panties in United States department and chain stores in 2017. True&Co. is primarily distributed in the United States through our TrueandCo.com digital commerce site.

Heritage Brands Retail.  Our Heritage Brands Retail segment consists of the operation of stores, primarily located in outlet centers throughout the United States and Canada. A majority of our stores offer a broad selection of Van Heusen men’s and women’s apparel, along with a limited selection of our dress shirt and neckwear offerings, and IZOD Golf, Warner’s and, to a lesser extent, Speedo brand products. Approximately half of these stores operate under the Van Heusen name, with the remaining stores featuring multiple brand names on the store signage.

Licensing.  We license our heritage brands globally for a broad range of products through approximately 75 license agreements. We provide support to our licensees and seek to preserve the integrity of our brands by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight. The arrangements generally are exclusive to a territory or product category. Territorial licenses include our joint ventures in Australia and Mexico.

Our heritage brands licensees, and the products and territories licensed by them, include:

Licensees	Product Category and Territory

Arvind Lifestyle Brands LTD.
ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Egypt, Ethiopia, Maldives, Nepal, Sri Lanka and South Africa); IZOD men’s and women’s sportswear and accessories (India)

ECCE	ARROW men’s and women’s dresswear, sportswear and accessories (France, Switzerland and Andorra)

F&T Apparel LLC
Van Heusen and ARROW boys’ dress furnishings and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms; ARROW men’s tailored clothing; IZOD boys’ tailored clothing (United States and Canada)

I.C.C. International Public Company, Ltd.	ARROW men’s dress furnishings, tailored clothing, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand, Myanmar, Laos, Cambodia and Vietnam)

Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States, Canada and Mexico)

Van Dale Industries, Inc.	IZOD women’s intimates and sleepwear; Warner’s and Olga women’s shapewear, sleepwear, loungewear and athletic wear (United States and Canada)

Basic Resources, Inc. / USA Legwear LLC	Van Heusen and IZOD men’s and boy’s knit and woven underwear; Van Heusen, IZOD and Warner’s hosiery (United States and Canada)

Our Heritage Brands Wholesale segment includes the results of our Heritage Brands wholesale and licensing activities and our proportionate share of the net income or loss of our investments in the joint ventures in Australia and Mexico relating to the joint ventures’ Heritage Brands businesses. Our Heritage Brands Retail segment includes the results of our Heritage Brands retail activities.

Our Business Strategy

We are one of the largest branded apparel companies in the world, with $8.9 billion in revenues in 2017. We see opportunity for growth as we employ our strategic priorities across our organization. Our global growth strategies include:

•	Driving consumer engagement by investing in brand, product, channel and in-store and online experiences.

◦	Innovation in design, product offerings and new categories.

◦	Growing our presence where our consumers shop and engage.

•	Expanding CALVIN KLEIN’s and TOMMY HILFIGER’s worldwide reach and extending direct control over licensed businesses.

•	Investing in and evolving our operating platforms through system upgrades, consumer data analytics, speed to market improvements, digitalization, supply chain initiatives and centers of excellence.

•	Developing a talented and skilled organization that embodies our core values by attracting and retaining talent through associate engagement and career growth opportunities.

•	Generating free cash flow by accelerating topline growth and focusing on margin and working capital opportunities, while maximizing returns.

•	Making a positive impact on the communities where we work and live.

Calvin Klein Business

We believe significant growth opportunities exist to drive further global retail sales of CALVIN KLEIN over time, including through:

•	Enhancing CALVIN KLEIN’s global brand relevance through marketing campaigns and consumer engagement initiatives that are based on consumer insights.

•	Innovating and driving product improvement and expansion, particularly within denim, accessories and underwear.

•
Growing and elevating the consumer shopping experience, including digital commerce, specialty stores and travel retail, while opportunistically opening specialized brick and mortar locations and modernizing our presence in department stores.

•	Expanding globally and extending greater control of the brand by taking back licensed businesses to operate them directly.

Tommy Hilfiger Business

We believe significant growth opportunities exist to drive further global retail sales of TOMMY HILFIGER over time, including through:

•	Engaging consumers through marketing campaigns and brand partnerships that are designed to drive growth and reflect TOMMY HILFIGER’s accessible luxury positioning and classic American cool aesthetic.

•	Innovating and driving category expansion within womenswear, sportswear, accessories, men’s tailored clothing and underwear, as well as other licensing opportunities.

•	Growing and modernizing the consumer shopping experience, while digitizing Tommy Hilfiger from showrooms to the consumer experience at wholesale, online and at our own stores.

•	Expanding regionally, particularly in Asia Pacific.

Heritage Brands Business

Our Heritage Brands business represents our original business, where we developed our core competencies, and is an important complement to our global designer brand businesses. We believe that this business can continue to gain market share and generate healthy cash flows as we execute against our key strategic initiatives, including:

•	Driving consumer engagement by leveraging and enhancing each brand’s position in the market.

•	Innovating and offering quality, trend-right products that deliver advanced technologies and features at a great value to our customers.

•
Growing presence online with the launch of a new directly operated digital commerce site and through pure play digital commerce retailers, as well as increased distribution through wholesale partners (in stores and online).

•	Pursuing international expansion opportunistically.

 Other Strategic Opportunities

While we believe we have an attractive and diverse portfolio of brands with growth potential, we will continue to explore strategic acquisitions of licensed businesses, trademarks and companies that we believe are additive to our overall business. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing.

Seasonality

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. We expect this seasonal pattern will generally continue. Working capital requirements vary throughout the year to support these seasonal patterns and business trends.

Design

Our businesses depend on our ability to stimulate and respond to consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality and delivering a compelling price value proposition.

A significant contributor to the continued strength of our brands is our in-house design teams. Each brand employs its own teams of designers and merchandisers that develop products representing our brand aesthetics, while also being mindful of our consumers’ taste, lifestyle needs and current fashion trends. To reflect consumer variances in each of our regional markets, our brands tailor their products to appeal to local tastes, sizing differences or other preferences, while maintaining the cohesive creative vision for each brand.

Calvin Klein implemented a global creative strategy to unify all of the CALVIN KLEIN brands under one creative vision during 2016. As part of this strategy, Raf Simons was appointed as Chief Creative Officer of Calvin Klein and is responsible for leading the creative strategy of the brand globally, as well as overseeing all aspects of design, marketing and communications, and visual creative services. Mr. Simons’ first collections for CALVIN KLEIN 205 W39 NYC were presented in February 2017 at New York Fashion Week and were available for sale in Fall 2017. Mr. Simons was honored as Designer of the Year at the 2017 British Fashion Council’s annual Fashion Awards and won the Council of Fashion Designers of America Fashion Awards for both the Womenswear Designer of the Year and the Menswear Designer of the Year. He also introduced CALVIN KLEIN BY APPOINTMENT, a tribute to the CALVIN KLEIN atelier and the full range of handcrafting skills its artisans offer, from embroidery to tailoring, available exclusively by appointment in New York, New York. Mr. Simons’ team also controls design operations and product development for most licensees and other strategic partners.

Product Sourcing

Our capabilities for worldwide procurement and sourcing enable us to deliver to our customers competitive and high quality goods at an attractive value and on a timely basis. We have an extensive established network of worldwide sourcing partners that enables us to meet our customers’ needs in an efficient manner and not rely on any one vendor or factory or on vendors or factories in any one country. Our products were produced in over 1,200 factories in approximately 50 countries during 2017. All but two of these factories were operated by independent manufacturers, with most being located in Asia.

We source finished products and, to a lesser extent, raw materials and trim. Raw materials and trim include fabric, buttons, thread, labels and similar components. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Raw material, trim, and finished product commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest users of shirting fabric in the world. We believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials.

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

The manufacturers of our products are required to meet our quality, human rights, safety, environmental and cost requirements. Our global supply chain teams, offices and buying agents enable us to monitor the quality of the goods manufactured by, and the delivery performance of, our suppliers, and work with our global compliance teams to ensure the enforcement of our human rights and labor standards and other code of conduct requirements through our ongoing extensive training, approval and monitoring system. They also monitor and track the primary cost inputs to the finished product to ensure that we pay the most appropriate cost for our finished goods. We continue to assess our manufacturing footprint to ensure we have the best infrastructure to meet the needs of our global wholesale and retail businesses.
We are continuing to make progress on maintaining an agile and data-driven supply chain. We have made advancements to capture additional gross margin opportunities, as we continue to optimize our vendor base to work more closely with long-term strategic partners, focus on core replenishment for select categories and improve our speed to market. We have also optimized our country of origin strategy to maximize regional opportunities. We believe the enhancement of our supply chain efficiencies and working capital management through the effective use of our distribution network and overall infrastructure will allow us to better control costs and provide improved service to our customers.
We recently restructured our supply chain relationship with Li & Fung in line with our supply chain priorities. We completed the Li & Fung termination during the third quarter of 2017. In connection with this transaction, we terminated our non-exclusive buying agency agreement with Li & Fung and entered into a new agreement that will allow us to evolve our supply chain, while also building upon our operating platforms to enhance our efficiencies across the organization.
We also began producing finished products in Ethiopia during the first half of 2017 to evolve our supply chain and become more dynamic. Production is through a joint venture, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), that we formed with Arvind Limited (“Arvind”). The goods produced are primarily distributed in the United States by our Heritage Brands business.
Corporate Responsibility

As an industry leader and one of the largest branded apparel companies in the world, PVH recognizes its responsibility to address its social and environmental impacts. Further, we recognize the responsibility and opportunity to make positive impacts - from source to store - by empowering the people who work in our supply chain, preserving the environment and supporting our communities. Corporate responsibility is central to how we conduct business and it is a crucial consideration embodied in all of the strategic business decisions that we make. We are committed to making an impact on the people, the environment and the communities where we work and live and communicating our progress transparently to our stakeholders. Our corporate responsibility strategy consists of ten commitments under three key focus areas, which align with the United Nations’ Sustainable Development Goals, covering issues such as clean water and sanitation, affordable and clean energy, and inclusion and diversity.

The three key focus areas are:

•
Empowering people — We believe that our people are our most valuable asset. We are committed to investing in talent, developing our people and expanding their career development opportunities, while providing an inclusive environment where every individual is valued. We view the workers in our supply chain as an extension of our organization and are committed to partnering with our business partners to protect the human rights of every worker.

•
Preserving the environment — We recognize our responsibility to reduce our impact on the environment and sustainably manage resources. This means reducing our global greenhouse gas emissions, phasing out hazardous chemicals, safeguarding water resources, innovating towards more sustainable packaging, and sourcing raw materials in a way that respects people, animals and the environment.

•
Supporting communities — We are committed to creating positive change in the communities where we work and live. We aim to support the needs of women and children around the world by creating safe spaces, improving access to education and enhancing quality of life. We invest in local communities through partnerships with non-profit organizations, associate volunteerism and contributions.

We issue an annual report on our corporate responsibility efforts that can be found on our corporate website at PVH.com/responsibility.

Warehousing, Distribution and Logistics

Our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Centers range in size and our main facilities are located in the United States, the Netherlands, Canada, China, Japan, Hong Kong, South Korea, Taiwan and Brazil. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores on a cost-effective basis.

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, broad array of product availability and quick response capabilities. Certain of our products can be ordered at any time through our basic stock replenishment programs. We generally ship these products within two days of order receipt for customers who reorder these products.

Our backlog of customer orders totaled $2.097 billion and $1.377 billion as of February 4, 2018 and January 29, 2017, respectively. The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received and the timing of the shipments, which varies from year-to-year with consideration for holidays, consumer trends, concept plans, and the usage of our basic stock replenishment programs. As a consequence, a comparison of the size of our order backlog from period to period may not be meaningful, nor may it be indicative of eventual shipments.

Material Customers

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 18.9% of our revenue in 2017, 21.3% of our revenue in 2016 and 22.2% of our revenue in 2015. No single customer accounted for more than 10% of our revenue in 2017, 2016 or 2015.

Advertising and Promotion

Our marketing programs are an integral component of our brands and their associated product offerings. Advertisements generally portray a lifestyle representation of our category offerings rather than a specific item. We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness, relevance and consumer loyalty. We believe that our brands are successful in their respective market segments because we have strategically positioned each brand to target a distinct consumer demographic. We design and market our products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers, deliver a strong price/value proposition and encourage consumer loyalty.

The largest component of our marketing programs is digital media, including our digital commerce platforms and social media channels, which allow us to expand our reach to customers and enable us to provide timely information in an entertaining fashion to consumers about our products, special events, promotions and store locations. We also advertise through print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines and newspapers), on television, through outdoor signage and through in-store point of sale materials, as well as participate in cooperative advertising programs with our retail partners. In addition, we advertise our brands through sport sponsorships and product tie-ins. We believe that our use of influential brand ambassadors across our marketing programs helps drive our brand awareness and cultural relevance.

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

We believe Calvin Klein is one of the best known designer names in the world, exemplifying bold, progressive ideals and a seductive, and often minimalist aesthetic. Its high-profile, often cutting-edge global advertising campaigns have periodically garnered significant publicity, notoriety and conversation among customers and consumers, as well as within the fashion industry, and have helped to establish and maintain the CALVIN KLEIN name and image. Calvin Klein has a dedicated in-house advertising agency, with experienced creative and media teams that develop and execute a substantial portion of the institutional consumer advertising for products under the CALVIN KLEIN brands and work closely with other Calvin Klein departments and business partners to deliver a cohesive and aspirational brand message to the consumer. Calvin Klein maintains multiple showroom facilities and sales offices around the world.

Calvin Klein experienced wide success in its global marketing campaigns in 2017, with a continued focus on engaging consumers through provocative, modern, sensual and iconic lifestyle imagery and elevating the brand’s cultural and fashion relevance. The debut of CALVIN KLEIN BY APPOINTMENT, a high luxury tier of product available exclusively by appointment beginning in Spring 2017, featured popular actress Millie Bobby Brown and other celebrities and gave the fashion world its first look at the brand’s cohesive creative vision under Raf Simons. The launch was accompanied by a new advertising campaign, which was featured on calvinklein.com, the brand’s official social media channels, and in print, digital and outdoor advertising in major fashion cities around the world. Calvin Klein launched for Spring 2017 its American Classics campaign, which included works by artist Andy Warhol to capture cultural moments and communicate with consumers through more of an artistic lens. Calvin Klein expanded upon this campaign for Fall 2017 with images featuring the debut CALVIN KLEIN 205 W39 NYC collection by Raf Simons photographed by photographer Willy Vanderperre.

Beginning in Fall 2017, CALVIN KLEIN took a more commercial approach, with the relaunch of the brand’s highly successful #MYCALVINS campaign that originally debuted in 2014. Under the new moniker, Our Family. #MYCALVINS, the brand featured siblings Kaia and Presley Gerber wearing CALVIN KLEIN JEANS, as well as songwriter and recording/visual artist Solange alongside her personally curated cast of singers/songwriters, amongst other celebrities, such as members of the popular hip-hop collective A$AP Mob, wearing CALVIN KLEIN JEANS and CALVIN KLEIN UNDERWEAR. To drive further momentum for Spring 2018, Calvin Klein enlisted sisters Kim Kardashian West, Khloé Kardashian, Kourtney Kardashian, Kendall Jenner and Kylie Jenner as brand ambassadors for CALVIN KLEIN JEANS and CALVIN KLEIN UNDERWEAR in the brands’ global multi-media campaign, marking the first time all of the sisters were photographed together for a brand.

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

We believe that TOMMY HILFIGER is one of the world’s leading designer lifestyle brands and is internationally recognized for celebrating the essence of classic American cool style with a preppy twist. Tommy Hilfiger employs advertising, marketing and communications staff, including an in-house creative team, as well as outside agencies, to implement its global marketing and communications strategy across all channels of distribution. The Tommy Hilfiger marketing and communications team develops and coordinates TOMMY HILFIGER advertising for all regions and product lines, licensees and regional distributors. Advertisements for TOMMY HILFIGER brand products appear primarily in social media outlets, fashion and lifestyle magazines, newspapers, outdoor media and cinema and on television. The digital and online focus of marketing for the TOMMY HILFIGER brands is integral to its campaigns and continues to increase. Additionally, the marketing and communications team coordinates personal appearances by Mr. Tommy Hilfiger, including at runway shows, brand events and flagship store openings as part of its efforts. Tommy Hilfiger maintains multiple showroom facilities and sales offices around the world, more than half of which include innovative digital sales showrooms that have created a more engaging, integrated and seamless digitized buying experience for its wholesale partners.

Tommy Hilfiger celebrated in 2017 Mr. Hilfiger’s affinity for music, pop culture, fashion and entertainment through several high profile collaborations during the year. Tommy Hilfiger’s advertising programs focused on driving sales in its global growth categories - women’s apparel, accessories and men’s tailored apparel and underwear - while also engaging new consumers, with a particular focus on attracting a younger consumer. The successful strategic partnership with Gigi Hadid, the global brand ambassador for TOMMY HILFIGER womenswear, continued with the model co-designing capsule pieces for Spring and Fall 2017. Building upon its role in the “see now, buy now” realm, the brand’s TOMMYNOW Spring 2017 fashion show in Venice Beach and Fall 2017 fashion show in London allowed consumers to immediately purchase items featured on the runway through tommy.com, as well as in TOMMY HILFIGER stores and through select wholesale partners globally. Additionally, the TOMMY JEANS Spring and Fall 2017 marketing campaigns featured celebrities, including Gigi Hadid and Sofia Richie.

On the menswear side, Tommy Hilfiger continued its successful partnership with Rafael Nadal through the Spring 2017 marketing campaign and enlisted the American pop music/producer duo, The Chainsmokers, as global brand ambassadors for TOMMY HILFIGER menswear for Fall 2017. Tommy Hilfiger also partnered with Hong Kong actor and singer, Shawn Yue, the first local ambassador in China, Hong Kong, Macau and Taiwan beginning in Fall 2017. We believe that this was the first meaningful collaboration for the brand to capitalize on the tremendous opportunity that exists to expand its presence in Asia. Additionally, Tommy Hilfiger announced in early 2018 a multi-year partnership with four-time Formula One World Champions Mercedes-AMG Petronas Motorsport and that four-time Formula One World Champion Lewis Hamilton will appear as the new global brand ambassador for TOMMY HILFIGER menswear. These partnerships build upon the efforts to expand the brand’s global recognition and bring TOMMY HILFIGER to new audiences, as well as further drive the global growth of Tommy Hilfiger’s menswear business.

Tommy Hilfiger’s digital commerce site, tommy.com, and Calvin Klein’s digital commerce site, calvinklein.com, serve as marketing vehicles to complement the ongoing development of the TOMMY HILFIGER and CALVIN KLEIN lifestyle brands, respectively, in addition to offering a broad array of apparel and licensed products.

We delivered engaging marketing campaigns for our Heritage Brands business in 2017, with a particular focus on driving brand relevance with younger consumers, and communicated our product features through digital, print, point of sale and television advertisements. The Van Heusen Flex Collection was supported by point of sale signage and print advertising to communicate the breadth of the collection and key product features. We also advertised the Warner’s No Side Effects and Cloud 9 bras and True&Co. True Body Collection bras on television during 2017. Additionally, we leveraged strategic new platforms to commercialize Heritage Brands products, including efforts to develop the Speedo Fit training program by building relevancy through partnerships with personal trainers, gyms and fitness professionals.

We also advertised our Heritage Brands business through sport sponsorships. Three-time PGA Tour winner Scott Piercy and 2015 PGA Tour champion David Lingmerth serve as brand ambassadors for IZOD Golf, which includes wearing IZOD Golf apparel on-course, and Olympic gold medalists and champion tennis players the Bryan Brothers serve as brand ambassadors for IZOD. Speedo is endorsed by world-class swimmers, including Missy Franklin and Nathan Adrian. These athletes exclusively wear Speedo products in competition, including throughout the 2016 Summer Olympics and 2017 World Championships, and participate in various promotional activities on behalf of the brand. In addition, we have an all-brand, regional sponsorship agreement with the New York Giants.

Trademarks

We own the CALVIN KLEIN, TOMMY HILFIGER, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Eagle brands, as well as related trademarks (e.g., the interlocking “IZ” logo for IZOD and the TOMMY HILFIGER flag logo and crest design) and lesser-known names. These trademarks are registered for use in each of the primary countries where our products are sold and additional applications for registration of these and other trademarks are made in jurisdictions to accommodate new marks, uses in additional trademark classes or additional categories of goods or expansion into new countries.

We own the CALVIN KLEIN marks and derivative marks in all trademark classes and for all product categories through our Calvin Klein and Warnaco subsidiaries’ ownership of the Calvin Klein Trademark Trust (“the Trust”), which is the sole and exclusive title owner of substantially all registrations of the CALVIN KLEIN trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust. The Trust licenses to Calvin Klein and Warnaco on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks.

Mr. Calvin Klein retains the right to use his name, on a non-competitive basis, with respect to his right of publicity, unless those rights are already being used in the Calvin Klein business. Mr. Klein has also been granted a royalty-free worldwide right to use the CALVIN KLEIN mark with respect to certain personal businesses and activities, subject to certain limitations designed to protect the image and prestige of the CALVIN KLEIN brands and to avoid competitive conflicts.

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

Our trademarks and other intellectual property rights are valuable assets and we vigorously seek to protect them on a worldwide basis against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. This is especially the case with respect to the CALVIN KLEIN and TOMMY HILFIGER brands, as these brands enjoy significant worldwide consumer recognition and their generally higher pricing (as compared to our heritage brands) provides significant opportunity and incentive for counterfeiters and infringers. We have broad, proactive enforcement programs that we believe have been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, low barriers to entry, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear, including, in certain circumstances, the private label brands of our wholesale customers. Additionally, with the shift in consumer shopping preferences driving growth in the digital channel, there are more companies in the apparel sector and an increased level of transparency in pricing and product comparisons, which impacts purchasing decisions.

We compete primarily on the basis of style, quality, price and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in these areas. We believe we are well-positioned to compete in the apparel industry. Our diversified portfolio of brands and products and our use of multiple channels of distribution have allowed us to develop a business that produces results that are not dependent on any one demographic group, merchandise preference, distribution channel or region. We have developed a portfolio of brands that appeals to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition and awareness within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The CALVIN KLEIN and TOMMY HILFIGER brands generally provide us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our heritage brands, as well as with significant global opportunities due to the worldwide recognition of the brands.

Imports and Import Restrictions

A substantial portion of our products is imported into the United States, Canada, Europe, Asia and Latin America. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. In addition, each of the countries in which our products are sold has laws and regulations covering imports. The United States and other countries in which our products are sold may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels. We, therefore, maintain a program of intensive monitoring of import restrictions and developments. We seek to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries, including consideration of countries with tariff preference and free trade agreements, and manufacturers, and geographical diversification of our sources of supply.

Environmental Matters

Our facilities and operations are subject to various environmental, health and safety laws and regulations. In addition, we may incur liability under environmental statutes and regulations with respect to the contamination of sites that we own or operate or previously owned or operated (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the off-site disposal of hazardous materials. We believe our operations are in compliance with the terms of all applicable laws and regulations and our compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, cash flows, earnings or competitive position.

Employees

As of February 4, 2018, we employed approximately 19,600 persons on a full-time basis and approximately 16,900 persons on a part-time basis. Approximately 2% of our employees were represented for the purpose of collective bargaining by four different unions in the United States. Additional persons, some represented by these four unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for one to three-year terms. In some international markets, a significant percentage of employees are covered by governmental labor arrangements. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	60	Chairman and Chief Executive Officer
Michael A. Shaffer	55	Executive Vice President and Chief Operating & Financial Officer
Francis K. Duane	61	Vice Chairman and Chief Executive Officer, Heritage Brands
Daniel Grieder	56	Chief Executive Officer, Tommy Hilfiger Global and PVH Europe
Steven B. Shiffman	60	Chief Executive Officer, Calvin Klein
Mark D. Fischer	56	Executive Vice President, General Counsel & Secretary
David F. Kozel	62	Executive Vice President, Chief Human Resources Officer

Mr. Chirico joined us as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1999, President and Chief Operating Officer in 2005, Chief Executive Officer in 2006, and Chairman of the Board in 2007.

Mr. Shaffer has been employed by us since 1990. He served as Senior Vice President, Retail Operations immediately prior to being named Executive Vice President, Finance in 2005, Executive Vice President and Chief Financial Officer in 2006, and Executive Vice President and Chief Operating & Financial Officer in 2012.

Mr. Duane served as President of our Izod division from 1998 until 2001, was named Vice Chairman, Sportswear in 2001, Vice Chairman, Wholesale Apparel in 2006, Chief Executive Officer, Wholesale Apparel in 2012, Chief Executive Officer, Heritage Brands and North America Wholesale in 2013, and Vice Chairman and Chief Executive Officer, Heritage Brands in 2018.

Mr. Grieder has been employed by Tommy Hilfiger since 2004 (including time served with a predecessor organization). He served as Chief Executive Officer, Tommy Hilfiger Europe from 2008 until 2014, prior to being named Chief Executive Officer, Tommy Hilfiger Global and PVH Europe in July 2014.

Mr. Shiffman has been employed by us since 1992. Mr. Shiffman was named President & Chief Commercial Officer, Calvin Klein Retail in 2009, Group President, Calvin Klein Global Licensing and Retail in 2013, and Chief Executive Officer, Calvin Klein in 2014.

Mr. Fischer joined us as Vice President, General Counsel & Secretary in 1999. He became Senior Vice President in 2007 and Executive Vice President in 2013.

Mr. Kozel served as Vice President, Human Resources from 2003 until 2007, was named Senior Vice President, Human Resources in 2007, Executive Vice President, Human Resources in 2013, and Executive Vice President and Chief Human Resources Officer in 2015.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the other information set forth in this Annual Report on Form 10-K when evaluating our business and the forward-looking statements contained within this report. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may occur or become material and may also adversely affect our business, financial condition or results of operations.

A substantial portion of our revenue and gross profit is derived from a small number of large wholesale customers and the loss of any of these customers or significant financial difficulties in their businesses could substantially reduce our revenue.

A few of our customers account for significant portions of our revenue. Sales to our five largest customers were 18.9% of our revenue in 2017, 21.3% of our revenue in 2016 and 22.2% of our revenue in 2015. No single customer accounted for more than 10% of our revenue in 2017, 2016 or 2015. Macy’s announced in 2016 plans to close approximately 100 stores, of which 82 were closed during 2017 and 2016. J. C. Penney Company, Inc. (“J. C. Penney”) closed 139 locations in 2017 and announced plans to close eight additional stores in 2018. These store closings resulted in a decrease in the total amount of purchases made by Macy’s and J. C. Penney, two of our ten largest customers in 2017. A continued decline in purchases made over the next several years could have a materially adverse effect on our United States wholesale business.

We have an agreement with Macy’s pursuant to which Macy’s is the exclusive department store distributor in the United States of men’s sportswear under the TOMMY HILFIGER brand; G-III, a licensee of the TOMMY HILFIGER brand, has a similar arrangement with Macy’s for women’s sportswear under the TOMMY HILFIGER brand. The term of our agreement ends on January 31, 2020. As a result of these strategic alliances, the success of Tommy Hilfiger’s North American men’s wholesale business and our licensed women’s wholesale business with G-III are substantially dependent on this relationship and on the ability of Macy’s to maintain and increase sales of TOMMY HILFIGER products. In addition, the United States men’s and women’s businesses may be affected by any operational or financial difficulties that Macy’s experiences, including any deterioration in the overall ability of Macy’s to attract customer traffic or in its overall liquidity position.

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

A significant portion of our business strategy involves growing our Calvin Klein and Tommy Hilfiger businesses. Our achievement of revenue and profitability growth from Calvin Klein and Tommy Hilfiger will depend largely upon our ability to:

•	continue to maintain and enhance the distinctive brand identities of the CALVIN KLEIN and TOMMY HILFIGER brands;

•	retain key employees at our Calvin Klein and Tommy Hilfiger businesses;

•	continue to maintain good working relationships with Calvin Klein’s and Tommy Hilfiger’s licensees;

•	continue to enter into new, or renew or extend existing, license agreements for the CALVIN KLEIN and TOMMY HILFIGER brands; and

•	continue to strengthen and expand the Calvin Klein and Tommy Hilfiger businesses.

We cannot assure you that we can successfully execute any of these actions or our growth strategy for these businesses, nor can we assure you that the launch of any additional product lines or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to successfully carry out our growth strategy may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space or add additional product lines, our ability to develop new relationships with retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to continue to develop and grow the Calvin Klein or Tommy Hilfiger business in terms of revenue and profitability, our financial condition and results of operations may be materially and adversely affected.

The success of our Calvin Klein and Tommy Hilfiger businesses depends on the value of our “CALVIN KLEIN” and “TOMMY HILFIGER” brands, and if the value of either of those brands were to diminish, our business could be adversely affected.

Our success depends on our brands and their value. The CALVIN KLEIN name is integral to the existing Calvin Klein business, as well as to our strategies for continuing to grow and expand the business. The CALVIN KLEIN brands could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished. We have similar exposure with respect to the TOMMY HILFIGER brands. Mr. Hilfiger, who remains active in the business, is closely identified with the TOMMY HILFIGER brand and any negative perception with respect to Mr. Hilfiger could adversely affect the TOMMY HILFIGER brands. In addition, under Mr. Hilfiger’s employment agreement, if his employment is terminated for any reason, his agreement not to compete with the Tommy Hilfiger business will expire two years after such termination. Although Mr. Hilfiger could not use any TOMMY HILFIGER trademark in connection with a competitive business, his association with a competitive business could adversely affect the Tommy Hilfiger business.

Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop.

We have retail stores located near vacation destinations and the majority of our United States retail stores are located away from major residential centers. As a result, reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, natural disasters, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse effect on our financial condition and results of operations, particularly if such events impact certain of our higher-volume retail locations. Additionally, during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Canadian dollar, the Mexican peso and the Chinese yuan renminbi, as was the case during 2015 and 2016, international tourism to the United States could be (and, in 2015 and 2016, was) reduced, as could the extent to which international tourists shop at our retail stores, which could have a material adverse effect on our sales in our United States retail stores, which are material contributors of revenue and profits. Other factors that could affect the success of our stores include:

•	the location of the store or mall, including the location of a particular store within the mall;

•	the other tenants occupying space at the mall;

•	increased competition in areas where the stores are located;

•	the amount of advertising and promotional dollars spent on attracting consumers to the store or mall;

•	the changing patterns of consumer shopping behavior;

•	increased competition from online retailers; and

•	the diversion of sales from our retail stores due to our digital commerce business.

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

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our operating results will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies.

A transaction impact on financial results is common for apparel companies operating outside the United States that purchase goods in United States dollars, as is the case with most of our foreign operations. As with translation, our operating results will be impacted as fluctuations of the United States dollar change the local currency value of inventory, which results in a change in the cost of goods in local currency when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany transactions and selling, general and administrative (“SG&A”) expenses. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks.

We are also exposed to foreign exchange risk in connection with our licensing businesses. Most of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not generally exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. In addition, certain of our other foreign license agreements expose us to exchange rate changes up to the date we collect payment or convert local currency payments into United States dollars. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be negatively impacted, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted.

During 2015 and 2016, our results were negatively impacted significantly by the strong United States dollar.

We also have exposure to changes in foreign currency exchange rates related to our €950 million aggregate principal amount of euro-denominated senior notes. During times of a weakening United States dollar against the euro, we could be required to use a greater portion of our cash flows from operations to pay interest and make long-term debt repayments.

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

We had outstanding as of February 4, 2018 an aggregate of $3.086 billion of indebtedness under our senior secured credit facilities, our senior unsecured notes and our secured debentures. Our level of debt could have important consequences to investors, including:

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

•
placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, share repurchases, dividend payments, contributions to pension plans and general corporate requirements; and

•
with respect to any borrowings we make at variable interest rates, including under our senior secured credit facilities, leaving us vulnerable to increases in interest rates to the extent the borrowings are not subject to an interest rate swap agreement.

We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.

The majority of our apparel and footwear products are produced by and purchased or procured from independent manufacturers located in countries in Europe, Asia, the Middle East, South America, the Caribbean, Central America and Africa. Although no single supplier or country is expected to be critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

•
political or labor instability or military conflict involving any of the countries in which we, our contractors, or our suppliers operate, which could cause a delay in the transportation of our products and raw materials to us and an increase in transportation costs;

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

•	a significant decrease in factory and shipping capacity or increase in demand for such capacity;

•	a significant increase in wage and shipping costs;

•	natural disasters, which could result in closed factories and scarcity of raw materials;

•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	migration and development of manufacturers, which could affect where our products are or are planned to be produced;

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

The United States government recently indicated its intention to impose significant tariffs on goods imported from China into the United States. China is the largest sourcing country of apparel, footwear and accessories for us and most of our licensees. We imported approximately $400 million of inventory into the United States from China in 2017. Enactment of such a proposal on apparel, footwear and accessories imported from China into the United States would result in an increase in our cost of goods sold for that product. We may not be able to shift production of inventory bound for the United States from China to other countries or pass the entire cost increase onto consumers, or could choose not to. Any increase in prices to consumers could have an adverse impact on our direct sales to consumers, as well as sales by our wholesale customers and our licensees. Any adverse impact on such sales or increase in our cost of goods sold could have a material adverse effect on our business and results of operations.

If our manufacturers, the manufacturers used by our licensees, or our licensees themselves fail to use legal and ethical business practices, our business could suffer.

We require our manufacturers, the manufacturers used by our licensees and the licensees themselves to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices. We audit, or have audited by third parties, the operations of these independent parties to determine compliance. We are a signatory of the Accord on Fire and Building Safety in Bangladesh to improve fire and building safety in Bangladesh’s apparel factories and we continue to collaborate with factories, suppliers, industry participants and other engaged stakeholders to improve the lives of our factory workers and others in our sourcing communities. However, we do not control our manufacturers, the manufacturers used by our licensees, or our licensees themselves, or their labor, manufacturing and other business practices. If any of these manufacturers or licensees violates labor, environmental, building and fire safety, or other laws or implements labor, manufacturing or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be canceled and relationships could be terminated. In addition, we could be the focus of adverse publicity and our reputation could be damaged. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

We are dependent on third parties to source and manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our businesses.

We rely upon independent third parties for the manufacturing of the vast majority of our apparel and footwear products. A manufacturer’s failure to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenue and, consequently, our results of operations.

We use third party buying offices for a portion of our product sourcing. Any interruption in the operations of these buying offices, or the failure of these buying offices to perform effectively their services for us, could result in material delays, reductions of shipments and increased costs. Furthermore, such events could harm our wholesale and retail relationships. Any disruption in our relationships with these buying offices or in their businesses could have a material adverse effect on our cash flows, business, financial condition and results of operations.

We are dependent on a limited number of distribution facilities. If one becomes inoperable, our business, financial condition and operating results could be negatively impacted.

We operate a limited number of distribution facilities and also rely on certain independently operated distribution facilities around the world to warehouse and ship products to our customers and our own retail stores, as well as perform related logistics services. Our ability to meet the needs of our retail customers and of our own retail stores depends on the proper operation of our primary facilities. If any of our primary facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could have a substantial loss of inventory or disruptions of deliveries to our customers and our stores, incur significantly higher costs or experience longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could materially and adversely affect our business, financial condition and operating results.

A portion of our revenue is dependent on royalties and licensing.

The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual license or similar agreement are minimal. Therefore, the loss of a significant licensee, whether due to the termination or expiration of the relationship, the cessation of the licensee’s operations or otherwise (including as a result of financial difficulties of the licensee), without an equivalent replacement, could materially impact our profitability.

While we generally have significant control over our licensees’ products and advertising, we rely on them for, among other things, operational and financial controls over their businesses. Our licensees’ failure to successfully market licensed products or our inability to replace our existing licensees could materially and adversely affect our revenue both directly from reduced royalty, advertising and other revenue received and indirectly from reduced sales of our other products. Risks are also associated with our licensees’ ability to obtain capital, execute their business plans, timely deliver quality products, manage their labor relations, maintain relationships with their suppliers, manage their credit risk effectively and maintain relationships with their customers.

Our licensing business makes us susceptible to the actions of third parties over whom we have limited control.

We rely on our licensees to preserve the value of our brands. Although we attempt to protect our brands through, among other things, approval rights over design, production quality, packaging, merchandising, distribution, advertising and promotion of our products, we cannot assure you that we can control our licensees’ use of our brands. The misuse of our brands by a licensee could have a material adverse effect on our business, financial condition and results of operations.

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

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole and Michael Kors. In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to “reposition” a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual’s images, reputations or popularity were to be negatively impacted.

We face intense competition in the apparel industry.

Competition is intense in the apparel industry. We compete with numerous domestic and foreign designers, brand owners, manufacturers and retailers of apparel, accessories and footwear, some of which have greater resources than we do. We also face increased competition from online retailers in the digital channel, which is characterized by low barriers to entry. In addition, in certain instances, we compete directly with our wholesale customers, as they also sell their own private label products in their stores and online. We compete within the apparel industry primarily on the basis of:

•	anticipating and responding to changing consumer tastes, demands and shopping preferences in a timely manner and developing attractive, quality products;

•	maintaining favorable brand recognition, including an increased focus on digital brand engagement and social media presence;

•	appropriately pricing products and creating an acceptable value proposition for customers;

•	providing strong and effective marketing support;

•	ensuring product availability and optimizing supply chain efficiencies with third party manufacturers and retailers; and

•	obtaining sufficient retail floor space at retail and effective presentation of our products at retail and on our digital commerce sites.

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

The apparel industry, particularly in the United States (our largest market), is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers and changes in consumer demand. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our profitability to decline if we are unable to appropriately manage inventory levels or offset price reductions with sufficient reductions in product costs or operating expenses. This could have a material adverse effect on our results of operations, liquidity and financial condition.

If we are unable to manage our inventory effectively and accurately forecast demand for our products, our results of operations could be materially adversely affected.

We have made investments in our supply chain management systems and processes that enable us to respond more rapidly to changes in sales trends and consumer demands and enhance our ability to manage inventory. However, we cannot assure you that we will be able to anticipate and respond successfully to changing consumer tastes and style trends or economic conditions and, as a result, we may not be able to manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on the reputation of our brands and our profitability. If we underestimate consumer demand for our products, we may not be able to have produced for us enough product to meet consumer requirements in a timely manner, which could result in lost revenues, as well as damage to our reputation and relationships.

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

We have direct operations in many countries and the applicable tax rates vary by jurisdiction. As a result, our overall effective tax rate could be materially affected by the relative level of earnings in the various taxing jurisdictions to which our earnings are subject. In addition, the tax laws and regulations in the countries where we operate may be subject to change, as evidenced by the United States Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”) enacted in December 2017 that will significantly change the way we are taxed. Moreover, there may be changes from time to time in interpretation and enforcement of tax law. As a result, we may pay additional taxes if tax rates increase or if tax laws, regulations or treaties in the jurisdictions where we operate are modified by the competent authorities in an adverse manner.

The Tax Legislation requires complex computations to be performed that were not previously required in United States tax law, significant judgments to be made in interpretation of the provisions of the new law, and the accumulation of information not previously required or regularly produced. The United States Department of the Treasury could interpret or issue guidance on how provisions of the Tax Legislation should be applied or otherwise administered that may be different from our interpretation. As we complete our analysis of the Tax Legislation, collect and prepare necessary data, and interpret any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service and other standard-setting bodies, we may make adjustments in 2018 to the provisional amounts recorded in 2017 during the measurement period as allowed by the SEC that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

We rely significantly on information technology. Our businesses could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach.
Our ability to manage and operate our business effectively depends significantly on information technology systems. The failure of any system to operate effectively or disruption in these systems could adversely impact our operations. The implementation of new systems also involves risks and uncertainties that could cause disruptions, delays or deficiencies that could adversely impact our operations. In addition, intended improvements may not be realized. These risks pertain to both our systems and those of our business partners and service providers.
Our reliance on information technology also pertains to security breaches involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, as well as the ability to comply with applicable laws and regulations. There have been significant developments in the area of data privacy and cybersecurity and significant new laws are continuously being enacted and proposed around the world. In some instances, these laws and regulations could cause us to change the way we operate, including in a less efficient manner, in order to comply with local requirements. Additionally, the loss or ransoming of data and systems could disrupt our business, severely damage our reputation and our relationships with consumers, expose us to risks of litigation and liability, and adversely affect our business and results of operations.

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
Our operating performance also may be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in pension expense, generally in the fourth quarter of the year, which can create volatility in our operating results.

Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a reporting unit could result in an impairment charge recorded in our operating results, which could be material.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Also, we review our amortizable intangible assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying value of our goodwill or an other intangible asset was to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.

As of February 4, 2018, we had approximately $3.835 billion of goodwill and $3.727 billion of other identifiable intangible assets on our balance sheet, which together represented 64% of our total assets. No impairment was recorded in 2017 based on our annual goodwill and other indefinite-lived intangible assets impairment tests.

Provisions in our certificate of incorporation and our by-laws and Delaware General Corporation Law could make it more difficult to acquire us and may reduce the market price of our common stock.

Our certificate of incorporation and by-laws contain certain provisions, including provisions requiring supermajority voting (80% of the outstanding voting power) to approve certain business combinations, permitting the Board of Directors to fill vacancies on the Board and authorizing the Board to issue shares of preferred stock without approval of our stockholders. These provisions could also have the effect of deterring changes of control.

In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by the Board.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties that we occupied as of February 4, 2018 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate and Heritage Brands administrative offices and showrooms	Leased	209,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	463,000
New York, New York	Tommy Hilfiger administrative offices and showrooms	Leased	206,000
Bridgewater, New Jersey	Corporate, finance and retail administrative offices	Leased	268,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices, warehouse and showrooms	Leased	428,000
Venlo/Oud Gastel, The Netherlands	Warehouse and distribution centers	Leased	1,755,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	778,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Los Angeles, California	Neckwear administrative offices, warehouse and manufacturing facility	Leased	200,000
Montreal, Canada	Administrative offices, warehouse and distribution center	Leased	183,000
Hong Kong, China	Corporate, Calvin Klein and Tommy Hilfiger administrative offices	Leased	170,000
Hawassa, Ethiopia	Manufacturing facility	Leased	153,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Dusseldorf, Germany	Calvin Klein and Tommy Hilfiger administrative offices and showrooms	Leased	85,000
Cypress, California	Speedo administrative offices	Leased	69,000
Paris, France	Calvin Klein and Tommy Hilfiger administrative offices and showrooms	Leased	62,000
Milan, Italy	Calvin Klein and Tommy Hilfiger administrative offices and showrooms	Leased	61,000
Shanghai, China	Corporate, Calvin Klein and Tommy Hilfiger administrative offices	Leased	60,000

In addition, as of February 4, 2018, we leased certain other administrative/support offices and showrooms in various domestic and international locations. We also leased and operated as of February 4, 2018 over 1,650 retail locations in the United States, Canada, Europe, Asia and Brazil.

Our Jonesville, North Carolina property is subject to a lien under our senior secured credit facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 14, “Stockholders’ Equity,” and under the heading “Selected Quarterly Financial Data- Unaudited” on pages F-54 and F-55. See Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 19, 2018, there were 621 stockholders of record of our common stock. The closing price of our common stock on March 19, 2018 was $142.57.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 30, 2017 -
November 26, 2017	141,012	$128.67	140,000	$598,454,309
November 27, 2017 -
December 31, 2017	168,485	135.29	168,000	575,721,132
January 1, 2018 -
February 4, 2018	119,456	146.48	118,500	558,348,466
Total	428,953	$136.23	426,500	$558,348,466
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

(2)
Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2017 principally in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the S&P 500 Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended February 4, 2018.

Value of $100.00 invested after 5 years:

Our Common Stock	$130.84
S&P 500 Index	$202.67
S&P 500 Apparel, Accessories & Luxury Goods Index	$109.53

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Five Year Financial Summary” on pages F-59 and F-60.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest branded apparel companies in the world, with a history going back over 135 years. Our brand portfolio consists of nationally and internationally recognized brand names, including CALVIN KLEIN, TOMMY HILFIGER, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International Limited), Warner’s, Olga and True&Co. Our brand portfolio also consists of various other owned, licensed and private label brands.

Our business strategy is to position our brands to sell globally at various price points and in multiple channels of distribution. This enables us to offer products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, product category, price point, distribution channel or region. We also license our brands to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

Our revenue was $8.915 billion in 2017, of which approximately 50% was generated outside of the United States. Our global designer lifestyle brands, TOMMY HILFIGER and CALVIN KLEIN, together generated over 80% of our revenue.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swim products, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) over 1,650 Company-operated free-standing retail store locations worldwide under our CALVIN KLEIN, TOMMY HILFIGER and certain of our heritage brands, (b) over 1,400 Company-operated shop-in-shop/concession locations worldwide under our CALVIN KLEIN and TOMMY HILFIGER trademarks, and (c) digital commerce sites in certain countries under our CALVIN KLEIN and TOMMY HILFIGER trademarks and in the United States through our SpeedoUSA.com and TrueandCo.com digital commerce sites. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

The United States Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”) was enacted on December 22, 2017. The Tax Legislation is comprehensive and significantly revises the United States tax code. The revisions expected to significantly impact us are (i) the reduction of the corporate income tax rate from 35% to 21%, including the resulting remeasurement of our deferred tax assets and liabilities and the recognition of a valuation allowance on our foreign tax credits, (ii) the imposition of a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated and (iii) the implementation of a modified territorial tax system.

The Tax Legislation resulted in a one-time net tax benefit of $53 million recorded in the fourth quarter of 2017, consisting of a $265 million benefit primarily from the remeasurement of our net United States deferred tax liabilities, partially offset by a $38 million valuation allowance on our foreign tax credits and a $174 million transition tax on earnings of foreign subsidiaries deemed to be repatriated. Our effective income tax rate for 2017 reflects provisional estimates for the Tax Legislation. As we complete our analysis of the Tax Legislation, collect and prepare necessary data, and interpret any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments in 2018 to the provisional amounts recorded in 2017 under the measurement period allowed by the SEC.

During the last three years, we have entered into the following transactions, which have impacted our results of operations and comparability among years:

•
We issued on December 21, 2017 €600 million euro-denominated principal amount of 3 1/8% senior notes due December 15, 2027. We redeemed on January 5, 2018 our $700 million principal amount of 4 1/2% senior notes due December 15, 2022 (using the proceeds of the senior notes due December 15, 2027) and recorded pre-tax debt extinguishment charges of $24 million. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

•
We amended on December 20, 2017 Mr. Tommy Hilfiger’s employment agreement, pursuant to which we made a cash buyout of a portion of the future payment obligation (the “Mr. Hilfiger amendment”). We recorded pre-tax charges of $83 million in 2017 in connection with the Mr. Hilfiger amendment.

•
We acquired on September 1, 2017 the Tommy Hilfiger and Calvin Klein wholesale and concessions businesses in Belgium and Luxembourg from a former agent (the “Belgian acquisition”). As a result of this acquisition, we now operate directly our Tommy Hilfiger and Calvin Klein businesses in this region. The total consideration for the acquisition was $14 million, consisting of $12 million paid in cash and $2 million included in accrued expenses in our Consolidated Balance Sheet as of February 4, 2018, which is expected to be paid in the first quarter of 2018.

•
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

•
We restructured our supply chain relationship with Li & Fung in a transaction that closed on September 30, 2017. Our non-exclusive buying agency agreement with Li & Fung was terminated in connection with this transaction. We recorded pre-tax charges of $54 million in 2017 in connection with the Li & Fung termination.

•	We completed the relocation of our Tommy Hilfiger office in New York in 2017 and recorded related pre-tax charges of $19 million, including noncash depreciation expense.

•
We purchased a group annuity in 2017 for certain participants of our retirement plans under which certain of our benefit obligations were transferred to an insurer. We recorded a pre-tax loss of $9 million in connection with the noncash settlement of such benefit obligations.

•
We consolidated our warehouse and distribution network in North America in 2017 and recorded related net pre-tax charges of $8 million, which included a $3 million gain on the sale of a warehouse and distribution center in the fourth quarter of 2017.

•
We entered into an agreement on January 24, 2017 to terminate the license for the Tommy Hilfiger men’s tailored clothing business in North America held by Marcraft Clothes, Inc. effective December 31, 2017 (the “TH men’s tailored license termination”). Peerless Clothing International, Inc. became the licensee for the business effective January 1, 2018. These transactions were undertaken in order to consolidate with Peerless Clothing International, Inc. our men’s tailored businesses for all of our brands in North America. We recorded a pre-tax charge of $11 million in 2016 in connection with the TH men’s tailored license termination.

•
We formed on November 30, 2016 a joint venture in Mexico, PVH Mexico, in which we own a 49% economic interest. The joint venture was formed by merging our wholly owned subsidiary that principally operated and managed our Calvin Klein business in Mexico with a wholly owned subsidiary of Grupo Axo, S.A.P.I. de C.V. (“Grupo Axo”) that distributes certain TOMMY HILFIGER brand products in Mexico. In connection with the formation of PVH Mexico, we deconsolidated our wholly owned subsidiary. We recorded a pre-tax noncash loss of $82 million in 2016 in connection with the Mexico deconsolidation.

•
We, along with Arvind, formed PVH Ethiopia on June 29, 2016, in which we own a 75% interest. We have consolidated the joint venture in our consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that produces finished products for us for distribution primarily in the United States. The manufacturing facility began operations in the first half of 2017.

•
We issued on June 20, 2016 €350 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

•
We amended on May 19, 2016 our senior secured credit facilities and recorded pre-tax debt modification and extinguishment charges of $16 million. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

•
We acquired on April 13, 2016 the 55% of the ownership interests in TH China, our former joint venture for TOMMY HILFIGER in China, that we did not already own. As a result of the TH China acquisition, we now operate directly our Tommy Hilfiger business in this high-growth market. The total consideration for the acquisition was $161 million (including the elimination of a $3 million pre-acquisition receivable owed to us by TH China), net of cash acquired of $105 million. We recorded a net pre-tax gain of $70 million in 2016, including a noncash gain of $153 million to write-up our equity investment to fair value prior to the acquisition closing and costs of $83 million, which primarily consisted of noncash valuation adjustments and amortization of short-lived assets. We recorded pre-tax charges of $27 million in 2017, primarily consisting of noncash amortization of short-lived assets. We expect to incur additional pre-tax charges of approximately $25 million during 2018 in connection with the TH China acquisition, consisting of noncash amortization of short-lived assets.

•	We exited a TOMMY HILFIGER flagship store in Europe in 2016 and recorded a pre-tax gain of $18 million in connection with a payment made to us.

•	In connection with the integration of Warnaco and the related restructuring, we recorded pre-tax charges of $10 million and $73 million in 2016 and 2015, respectively.

•
We implemented initiatives to rationalize the Heritage Brands business, including the exit from our Izod retail business (completed in the third quarter of 2015) and the discontinuation of several licensed product lines in the dress furnishings business. We recorded pre-tax charges of $3 million and $17 million in 2016 and 2015, respectively, principally in connection with the discontinuation of several licensed product lines in the dress furnishings business. We recorded pre-tax charges of $10 million in 2015 in connection with the operation of and exit from our Izod retail business.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and earnings are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Approximately 50% of our 2017 revenue was subject to foreign currency translation. The United States dollar began to strengthen against most major currencies in the latter part of 2014, resulting in a negative impact on our results of operations for 2015 and 2016. The United States dollar began to weaken against most major currencies during 2017 and we currently expect that this will result in a favorable impact on our 2018 revenues and earnings as compared to 2017. Additionally, there is a transaction impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. As with translation, our earnings will be impacted as fluctuations of the United States dollar change the local currency value of inventory, which results in a change in the cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transaction impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our earnings in the year following their inception, as the underlying inventory hedged by the contracts is sold. As such, the unfavorable impact of a strengthening United States dollar against most major currencies in the latter part of 2014 and through 2016, particularly the euro, negatively impacted our gross margin during 2016, and, to a much lesser extent, during 2017. There is also a transaction impact related to changes in SG&A expenses as a result of fluctuations in foreign currency exchange rates. Additionally, we have exposure to changes in foreign currency exchange rates related to our €950 million aggregate principal amount of euro-denominated senior notes, as the weakening of the United States dollar against the euro would require us to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments. We designated the carrying amount of these euro-denominated senior notes that we issued in the United States as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings at the end of each period is recorded in equity.

Retail comparable store sales discussed below refer to sales for retail stores that have been open for at least 12 months. Sales for retail stores that are closed during the year are excluded from the calculation of retail comparable store sales. Sales for retail stores that are either relocated, materially altered in size or closed for a certain number of consecutive days are also excluded from the calculation of retail comparable store sales until such stores have been in their new location or in their newly renovated state for at least 12 months. Sales from our Company-operated digital commerce sites are included within retail comparable store sales for those businesses and regions that have operated the related digital commerce site for at least 12 months. Retail comparable store sales are based on local currencies and comparable weeks and, therefore, exclude an extra week in 2017, as our 2017 fiscal year included 53 weeks of operations.

The following table summarizes our income statements in 2017, 2016 and 2015:

	2017	2016	2015
(Dollars in millions)
Net sales	$8,439	$7,791	$7,605
Royalty revenue	366	321	325
Advertising and other revenue	109	91	90
Total revenue	8,915	8,203	8,020
Gross profit	4,894	4,370	4,162
% of total revenue	54.9%	53.3%	51.9%
SG&A	4,248	3,637	3,418
% of total revenue	47.7%	44.3%	42.6%
Debt modification and extinguishment costs	24	16	—
Other noncash gain, net	—	71	—
Equity in net income of unconsolidated affiliates	10	0	17
Income before interest and taxes	632	789	761
Interest expense	128	121	117
Interest income	6	6	4
Income before taxes	510	674	647
Income tax (benefit) expense	(26)	125	75
Net income	536	549	572
Less: Net loss attributable to redeemable non-controlling interest	(2)	0	—
Net income attributable to PVH Corp.	$538	$549	$572

Total Revenue

Total revenue was $8.915 billion in 2017, $8.203 billion in 2016 and $8.020 billion in 2015. The increase in revenue of $712 million in 2017 as compared to 2016 was due principally to the effect of the following items, inclusive of a 53rd week in 2017:

•
The addition of an aggregate $326 million of revenue attributable to our Calvin Klein International and Calvin Klein North America segments, which included an addition of approximately $49 million related to the impact of foreign currency translation. Calvin Klein International segment revenue increased 21% (including a 3% positive foreign currency impact), driven by continued strength in Europe and China. Calvin Klein International comparable store sales increased 6%. Revenue in the Calvin Klein North America segment increased 1%, principally due to growth in the wholesale business and an increase in royalty revenue, partially offset by a reduction of approximately $60 million resulting from the Mexico deconsolidation and a 1% decline in comparable store sales.

•
The addition of an aggregate $382 million of revenue attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included an addition of approximately $73 million related to the impact of foreign currency translation. Tommy Hilfiger International segment revenue increased 19% (including a 4% positive foreign currency impact), driven principally by outstanding performance in Europe and Asia, as well as the inclusion of a full first quarter of revenue from the China business as a result of the TH China acquisition in April 2016. Tommy Hilfiger International comparable store sales increased 8%. Revenue in the Tommy Hilfiger North America segment was flat, as a reduction of approximately $75 million resulting from the discontinuation of our directly operated womenswear wholesale business in the United States and Canada during the fourth quarter of 2016 in connection with the licensing of this business to G-III, offset growth in the retail business. Tommy Hilfiger North America comparable store sales increased 3%.

•	The addition of an aggregate $3 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. Comparable store sales increased 2%.

The increase in revenue of $183 million in 2016 as compared to 2015 was due principally to the net effect of the following items:

•
The addition of an aggregate $213 million of revenue attributable to our Calvin Klein International and Calvin Klein North America segments, which included a reduction of approximately $53 million related to the impact of foreign currency translation. Calvin Klein International segment revenue increased 12% (including a 3% negative foreign currency impact) due principally to significant growth in Europe and China. Calvin Klein International comparable store sales increased 6%. Revenue in the Calvin Klein North America segment increased 3% (including a 1% negative foreign currency impact), driven principally by strong growth in the wholesale business, partially offset by a revenue decrease due to the Mexico deconsolidation and a 4% decrease in comparable store sales, primarily driven by declines in traffic and consumer spending in Calvin Klein’s United States stores located in international tourist locations.

•
The net addition of $141 million of revenue attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a reduction of approximately $43 million related to the impact of foreign currency translation. Tommy Hilfiger International segment revenue increased 11% (including a 2% negative foreign currency impact), driven principally by strong growth across Europe, including a 9% increase in comparable store sales, and the inclusion of the revenue of the China business after completion of the TH China acquisition. Revenue in the Tommy Hilfiger North America segment decreased 4% principally due to a 9% decline in comparable store sales, driven by weak traffic and consumer spending in Tommy Hilfiger’s United States stores located in international tourist locations.

•
The reduction of an aggregate $171 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. The decrease was primarily due to the business rationalization initiatives discussed in the section entitled “Operations Overview” above, partially offset by a 7% increase in comparable store sales.

We currently expect that revenue will increase 7% in 2018 compared to 2017, inclusive of a positive impact of approximately 3% related to foreign currency translation. Revenue for the Calvin Klein business is expected to increase approximately 9% compared to 2017, inclusive of a positive impact of approximately 2% related to foreign currency translation. Revenue for the Tommy Hilfiger business is expected to increase approximately 8% compared to 2017, inclusive of a positive impact of approximately 4% related to foreign currency translation. Revenue for our Heritage Brands business is expected to be flat compared to 2017.

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

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross margin for 2017, 2016 and 2015:

	2017	2016	2015
Components of revenue:
Net sales	94.7%	95.0%	94.8%
Royalty, advertising and other revenue	5.3	5.0	5.2
Total	100.0%	100.0%	100.0%
Gross margin	54.9%	53.3%	51.9%

Gross profit in 2017 was $4.894 billion, or 54.9% of total revenue, as compared to $4.370 billion, or 53.3% of total revenue, in 2016. The 160 basis point increase in gross margin was principally driven by (i) a favorable mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher gross margins, (ii) gross margin improvements in our North America segments due to less promotional selling, and (iii) gross margin improvements related to the Mexico deconsolidation and the G-III license, as the directly operated businesses in Mexico and the directly operated Tommy Hilfiger wholesale womenswear business in the United States and Canada were replaced by royalty revenues from PVH Mexico and G-III, which carry no cost of goods sold. These increases were partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold.

Gross profit in 2016 was $4.370 billion, or 53.3% of total revenue, as compared to $4.162 billion, or 51.9% of total revenue, in 2015. The 140 basis point increase in gross margin was principally driven by (i) a favorable mix of business due to revenue growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-margin Heritage Brands business, (ii) the addition of TH China, which achieved a significantly higher gross margin than the average gross margin for our overall business, and (iii) gross margin improvements in our North America segments, principally in the second half of the year, due to decreased promotional selling resulting from lower inventory levels as compared to the prior year. These increases were partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold.

We currently expect that gross margin in 2018 will increase as compared to 2017 due to (i) the impact of expected faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher gross margins and (ii) the favorable impact of the expected weaker United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the decreased local currency value of inventory results in lower cost of goods in local currency when the goods are sold.

SG&A Expenses

Our SG&A expenses were as follows:

	2017	2016	2015
(Dollars in millions)
SG&A expenses	$4,248	$3,637	$3,418
% of total revenue	47.7%	44.3%	42.6%

SG&A expenses in 2017 were $4.248 billion, or 47.7% of total revenue, as compared to $3.637 billion, or 44.3% of total revenue in 2016. The 340 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to (i) a change in the mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of revenue, (ii) the costs incurred in connection with the Mr. Hilfiger amendment, (iii) the costs incurred in connection with the Li & Fung termination, (iv) an increase in marketing expenditures, particularly in the Calvin Klein business, (v) an increase in corporate expenses due, in part, to investments in digital and sourcing initiatives, including start-up costs associated with PVH Ethiopia, (vi) the costs incurred in connection with the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense, (vii) the absence of the gain recorded in 2016 in connection with a payment made to us to exit a TOMMY HILFIGER flagship store in Europe, (viii) the costs incurred in connection with the consolidation within our warehouse and distribution network in North America and (ix) an increase in retirement plan expense resulting from actuarial losses recorded in 2017 compared to the actuarial gain in 2016 (please see Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion). These increases were partially offset by (i) a reduction of costs incurred in connection with the TH China acquisition, primarily consisting of noncash valuation adjustments and amortization of short-lived assets, (ii) the absence of the costs incurred in connection with the TH men’s tailored license termination and (iii) the absence of costs incurred in connection with the Warnaco integration and related restructuring.

SG&A expenses in 2016 were $3.637 billion, or 44.3% of total revenue, as compared to $3.418 billion, or 42.6% of total revenue in 2015. The 170 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to (i) the costs incurred in connection with the TH China acquisition, primarily consisting of noncash valuation adjustments and amortization of short-lived assets, (ii) a change in the mix of business due to the revenue growth in our higher-expense Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-expense Heritage Brands business and (iii) an increase in marketing expenditures and investments associated with the CALVIN KLEIN creative team leadership changes. These increases were partially offset by (i) a reduction of costs incurred in connection with the Warnaco integration and related restructuring and (ii) a decrease in retirement plan expense resulting from an increase in the actuarial gain recorded in 2016 compared to 2015 (please see Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion).

We currently expect that SG&A expenses as a percentage of total revenue in 2018 will decrease as compared to 2017 due to the absence of costs incurred in 2017 in connection with (i) the Mr. Hilfiger amendment, (ii) the Li & Fung termination, (iii) the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense, and (iv) the consolidation within our warehouse and distribution network in North America. Additionally, our expectation of 2018 SG&A expenses does not include the impact of an actuarial gain or loss associated with our retirement plans, while our 2017 SG&A expenses included a $9 million loss recorded in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants. These decreases will be partially offset by a change in the mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue. Our actual 2018 SG&A expenses may be significantly different than our projections because of expenses associated with our retirement plans. Retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Debt Modification and Extinguishment Costs

We incurred costs totaling $24 million in 2017 in connection with the early redemption of our $700 million 4 1/2% senior notes due December 15, 2022. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

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

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $10 million in 2017 as compared to $100,000 during 2016 and $17 million during 2015. These amounts relate to our share of income (loss) from our joint ventures for the TOMMY HILFIGER brand in China (prior to the TH China acquisition on April 13, 2016), India and Brazil, for the CALVIN KLEIN

brand in India, for the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands in Australia, and for the CALVIN KLEIN, TOMMY HILFIGER, Warner’s, Olga and Speedo brands in Mexico (since the formation of PVH Mexico on November 30, 2016). Also included is our share of income (loss) from our investments in the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”) and, beginning in the third quarter of 2016, in Gazal Corporation Limited (“Gazal”), our joint venture partner in Australia. Our investments in the continuing joint ventures, Karl Lagerfeld and Gazal are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion. The equity in net income of unconsolidated affiliates in 2016 included a one-time expense of $6 million recorded on our equity investment in TH China prior to the acquisition closing. The equity in net income of unconsolidated affiliates in 2015 included a one-time gain of $2 million on our equity investment in Karl Lagerfeld.

Interest Expense, Net

Net interest expense increased to $122 million in 2017 from $115 million in 2016 primarily due to the net impact of the issuance of €350 million euro-denominated 3 5/8% senior notes in June 2016 and increases in short-term borrowings and interest rates as compared to 2016, partially offset by long-term debt repayments made during 2017 and 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

Net interest expense increased to $115 million in 2016 from $113 million in 2015 as the positive impacts from long-term debt repayments made during 2016 and 2015 and the amendment of our senior secured credit facilities in the second quarter of 2016 were more than offset by the negative impacts of the interest rate swap that commenced in February 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt and the issuance of €350 million euro-denominated 3 5/8% senior notes in June 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

Net interest expense in 2018 is currently expected to be approximately $120 million compared to $122 million in 2017.

Income Taxes

Income tax expense was as follows:

	2017	2016	2015
(Dollars in millions)
Income tax (benefit) expense	$(26)	$125	$75
Income tax (benefit) expense as a % of pre-tax income	(5.1)%	18.6%	11.6%

We file income tax returns in more than 40 international jurisdictions each year. All of the international jurisdictions in which we file tax returns, with the exception of Japan, had lower statutory tax rates than the United States statutory tax rate during 2015, 2016 and in 2017 prior to enactment of the Tax Legislation. A substantial amount of our earnings come from our international operations, particularly in the Netherlands, Hong Kong, China and Canada. The lower statutory income tax rates in these jurisdictions, as compared to the United States statutory rate prior to the Tax Legislation, coupled with special rates levied on income from certain of our jurisdictional activities, significantly reduced our consolidated effective income tax rate during 2017, 2016 and 2015.
As a result of the Tax Legislation, the United States statutory income tax rate was reduced from 35.0% to 21.0%, effective January 1, 2018. Therefore, our United States statutory income tax rate for 2017 was a blended rate of 33.7%. Our effective income tax rate for 2017 was lower than the United States statutory rate primarily due to (i) the provisional net one-time benefit of $53 million recorded in connection with the Tax Legislation, which resulted in a benefit to our 2017 effective income tax rate of 10.4%, consisting of a $265 million benefit primarily from the remeasurement of our net United States deferred tax liabilities, partially offset by a $38 million valuation allowance on our foreign tax credits and a $174 million transition tax on earnings of foreign subsidiaries deemed to be repatriated, (ii) the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns and (iii) the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions and an excess tax benefit from the exercise of stock options by our Chief Executive Officer, which resulted in benefits to our effective income tax rate of 7.5% and 3.0%, respectively.

The effective income tax rate for 2017 was (5.1)% compared with 18.6% in 2016. The 2017 effective income tax rate was significantly lower than the effective income tax rate for 2016 primarily due to (i) the impact of the Tax Legislation in

2017, which resulted in a benefit to our 2017 effective income tax rate of 10.4%, (ii) a favorable change in our uncertain tax positions activity of 3.8%, (iii) an excess tax benefit from the exercise of stock options by our Chief Executive Officer, which resulted in a benefit to our 2017 effective income tax rate of 3.0%, and (iv) faster growth in our international pre-tax earnings as compared to our domestic pre-tax earnings. These favorable impacts to our effective income tax rate for 2017 were partially offset by the absence of a 5.7% benefit to our 2016 effective income tax rate related to the pre-tax gain recorded to write-up our equity investment in TH China to fair value.

The effective income tax rate for 2016 was lower than the United States statutory rate due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns. Also contributing to the lower effective income tax rate for 2016 was the benefit of discrete items, including the lower tax rate applicable to the pre-tax gain recorded to write-up our equity investment in TH China to fair value that resulted in a 5.7% benefit to our effective income tax rate.

The effective income tax rate for 2015 was lower than the United States statutory rate principally due to the benefit of lower tax rates in certain international jurisdictions where we file tax returns and the benefits primarily related to the favorable resolution of uncertain tax positions, as well as the expiration of the statute of limitations related to other uncertain tax positions.

We currently expect that our effective income tax rate in 2018 will be in a range of 14.5% to 15.5%. This projection includes our provisional estimates for the Tax Legislation. These estimates are subject to adjustment in 2018, including as a result of changes in the provisional amounts recorded in 2017 during the measurement period allowed by the SEC, as regulatory guidance needs to be issued related to the Tax Legislation and as we complete our final analysis of the impacts of the Tax Legislation. Further, at this time it is unknown whether the states in which we operate will conform to the Tax Legislation or adopt an alternative regime.

In 2018, the United States statutory income tax rate will be 21.0% for the full year, whereas in 2017, our United States statutory income tax rate was a blended rate of 33.7%, which reflected a partial year rate reduction from 35.0% to 21.0%. Our expectation that our effective income tax rate in 2018 will be lower than the United States statutory income tax rate is principally due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns. Our current expectation that the effective income tax rate in 2018 will increase compared to 2017 is primarily due to (i) the absence of a 10.4% benefit to our 2017 effective income tax rate related to the Tax Legislation, (ii) the absence of a 3.0% benefit to our 2017 effective income tax rate resulting from an excess tax benefit from the exercise of stock options by our Chief Executive Officer and (iii) an anticipated unfavorable change in our uncertain tax positions activity, partially offset by (i) the full year benefit of the 21.0% United States statutory income tax rate and (ii) faster growth in our international pre-tax earnings as compared to our domestic pre-tax earnings. Despite the change in the United States statutory income tax rate, we currently expect that statutory income tax rates in certain international jurisdictions where we file tax returns will continue to be lower than the United States statutory income tax rate as a result of lower statutory rates and the benefit of special rates levied on income from certain jurisdictional activities. We expect to benefit from these special rates until 2023.

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

Redeemable Non-Controlling Interest

We have consolidated the results of PVH Ethiopia, in which we own a 75% interest, in our consolidated financial statements. The net loss attributable to the redeemable non-controlling interest was $2 million in 2017 compared to an immaterial amount in 2016. We currently expect that the net loss attributable to the redeemable non-controlling interest for 2018 will be immaterial. Please refer to Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at February 4, 2018 was $494 million, a decrease of $236 million from the amount at January 29, 2017 of $730 million. The change in cash and cash equivalents included the impact of (i) $250 million of long-term debt repayments, (ii) $249 million of common stock repurchases under the stock repurchase program, (iii) a $28 million payment made in connection with the acquisition of True & Co., net of $400,000 of cash acquired, and (iv) a $12 million payment made in connection with the Belgian acquisition. Cash flow in 2018 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including expected debt repayments of approximately $250 million and common stock repurchases under the stock repurchase program of $200 million to $250 million in 2018.

As of February 4, 2018, approximately $371 million of cash and cash equivalents was held by international subsidiaries. Prior to the enactment of the Tax Legislation, our undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Legislation, we recorded a provisional charge in 2017 related to the one-time transition tax on our earnings of foreign subsidiaries deemed to be repatriated in the amount of $174 million. We are in the process of evaluating the impact of the Tax Legislation on our permanent reinvestment assertion under the measurement period allowed by the SEC.

Operations

Cash provided by operating activities was $700 million in 2017 compared to $956 million in 2016. The decrease in cash provided by operating activities as compared to the prior year was primarily driven by changes in working capital, including an increase in inventories principally driven by our expected sales growth in the first quarter of 2018 and the timing of inventory receipts as compared to the prior year period due to the inclusion of a 53rd week of operations in 2017, as well as an increase in prepaid expenses due to the inclusion of the 53rd week.

Capital Expenditures

Our capital expenditures in 2017 were $358 million compared to $247 million in 2016. The increase in capital expenditures was primarily driven by expenditures related to (i) upgrading and enhancing our operating, supply chain and logistics systems and our digital commerce platforms and (ii) the relocation of our Tommy Hilfiger office in New York. We currently expect that capital expenditures for 2018 will increase to approximately $450 million, including a shift in the timing of capital expenditures into 2018 from 2017, and will primarily include expenditures related to (i) upgrading and enhancing our operating, supply chain and logistics systems and our digital commerce platforms and (ii) the renovation and expansion of our administrative offices in New York and Amsterdam.

Investments in Unconsolidated Affiliates

We own a 50% economic interest in a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”). PVH Australia licenses from our subsidiaries the rights to distribute and sell certain CALVIN KLEIN, TOMMY HILFIGER and Van Heusen brand products in Australia, New Zealand and, in the cases of CALVIN KLEIN and TOMMY HILFIGER, other island nations in the South Pacific. Additionally, subsidiaries of PVH Australia license other trademarks for certain product categories. We made net payments of $21 million (of which $20 million was placed into an escrow account prior to the end of 2014) to PVH Australia during 2015 to contribute our share of the joint venture funding for the period. We received dividends of $3 million and $1 million from PVH Australia during 2017 and 2016, respectively.

We acquired approximately 10% of the outstanding capital stock of Gazal, which is listed on the Australian Securities Exchange, in 2016 for $9 million. We acquired additional capital stock for $8 million during the fourth quarter of 2017, increasing our ownership interest in Gazal to approximately 20%. Gazal is our joint venture partner in PVH Australia. We received dividends of $1 million from Gazal during 2017.

We acquired a 51% economic interest in a joint venture, Calvin Klein Arvind Fashion Private Limited (“CK India”) in 2013. We sold 1% of our interest for $400,000 during the fourth quarter of 2017, decreasing our economic interest in CK India to 50%. Prior to the sale, we were not deemed to hold a controlling interest in CK India as the shareholders agreement provided the partners with equal rights. CK India licenses from our subsidiary the rights to the CALVIN KLEIN trademarks in India for certain product categories. We made payments of $2 million, $2 million and $4 million to CK India during 2017, 2016 and 2015, respectively, to contribute our share of the joint venture funding.

We own a 50% economic interest in a joint venture, Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from one of our subsidiaries the rights to the TOMMY HILFIGER trademarks in India for certain product categories. Arvind, our joint venture partner in PVH Ethiopia and CK India, is also our joint venture partner in TH India. We made payments of $3 million to TH India during 2017 to contribute our share of the joint venture funding.

We acquired a 40% economic interest in a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”) in 2012. We acquired approximately 1% additional interest for $300,000 during the fourth quarter of 2017, increasing our economic interest in TH Brazil to approximately 41%. TH Brazil licenses from one of our subsidiaries the rights to the TOMMY HILFIGER trademarks in Brazil for certain product categories. We made payments of $3 million, $2 million and $2 million to TH Brazil during 2017, 2016 and 2015, respectively, to contribute our share of the joint venture funding. We issued a note receivable to TH Brazil in 2016 for $12 million, of which $6 million was repaid in 2016 and the remaining balance, including accrued interest, was repaid in 2017.

We and Grupo Axo formed a joint venture, PVH Mexico, in 2016 in which we own a 49% economic interest. PVH Mexico licenses from certain of our wholly owned subsidiaries the rights to distribute and sell certain CALVIN KLEIN, TOMMY HILFIGER, Warner’s, Olga and Speedo brand products in Mexico. PVH Mexico was formed by merging our wholly owned subsidiary that principally operated and managed the Calvin Klein business in Mexico (the “Mexico business”) with a wholly owned subsidiary of Grupo Axo that distributes certain TOMMY HILFIGER brand products in Mexico. In connection with the formation of PVH Mexico, we deconsolidated the Mexico business and began accounting for our 49% interest under the equity method of accounting in 2016. We made payments of $7 million to PVH Mexico during 2016 to contribute our share of the joint venture funding. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Loan to a Supplier

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of our finished goods inventory suppliers, has a wholly owned subsidiary with which we entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $14 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) London Interbank Borrowing Rate (“LIBOR”) plus 4.00% thereafter. The outstanding balance, including accrued interest, was $14 million as of both February 4, 2018 and January 29, 2017.

Acquisition of the Wholesale and Concessions Businesses in Belgium and Luxembourg

We completed the Belgian acquisition on September 1, 2017. The acquisition date fair value of the consideration was $14 million, consisting of $12 million paid in cash and $2 million included in accrued expenses in the Consolidated Balance Sheet as of February 4, 2018, which is expected to be paid in the first quarter of 2018. Please see Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Acquisition of True & Co.

We acquired True & Co. on March 30, 2017. We paid $28 million, net of $400,000 of cash acquired, as cash consideration for this transaction. Please see Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Acquisition of TH China

We completed the TH China acquisition on April 13, 2016. Prior to this acquisition, we had a 45% interest in TH China, which we accounted for under the equity method of accounting. We paid $158 million, net of cash acquired of $105 million, as cash consideration for this transaction. Please see Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the TOMMY HILFIGER trademarks that had been subject to a perpetual license previously granted to GVM International Limited. We were required to make annual contingent purchase price payments based on a percentage of sales of TOMMY HILFIGER products in India in excess of an agreed upon threshold during each of six consecutive 12-month periods immediately following the acquisition, with the final payment made in 2017. We made contingent purchase price payments of approximately $1 million in each of 2017, 2016 and 2015.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the CALVIN KLEIN brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein have been made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $56 million, $53 million and $51 million in 2017, 2016 and 2015, respectively. The final payment due to Mr. Klein will be made in the second quarter of 2018, 45 days subsequent to our applicable quarter end.

Sale of Assets

We sold a building in Chattanooga, Tennessee in 2017 for $3 million in connection with the consolidation within our warehouse and distribution network in North America.

One of our European subsidiaries sold a building in Amsterdam, the Netherlands in 2016 for €15 million (approximately $17 million based on the exchange rate in effect on the date of the sale).

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $12 million in each of 2017, 2016 and 2015.

We currently project that cash dividends on our common stock in 2018 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of February 4, 2018, our estimate of stock to be issued during 2018 under our stock incentive plans and our estimate of stock repurchases during 2018.

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

During 2017, 2016 and 2015, we purchased 2.2 million, 3.2 million and 1.3 million shares, respectively, of our common stock under the program in open market transactions for $250 million, $315 million and $126 million, respectively. Purchases of $2 million were accrued for in the Consolidated Balance Sheet as of February 4, 2018. The repurchased shares were held as treasury stock and $558 million of the authorization remained available for future share repurchases as of February 4, 2018.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	February 4, 2018	January 29, 2017
Short-term borrowings	$20	$19
Current portion of long-term debt	—	—
Capital lease obligations	16	16
Long-term debt	3,061	3,197
Stockholders’ equity	5,536	4,804

In addition, we had $494 million and $730 million of cash and cash equivalents as of February 4, 2018 and January 29, 2017, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under our senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. There were no borrowings outstanding under these facilities as of February 4, 2018 and January 29, 2017.

Additionally, we have the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $91 million based on exchange rates in effect on February 4, 2018 and are utilized primarily to fund working capital needs. As of February 4, 2018 and January 29, 2017, we had $20 million and $19 million outstanding under these facilities, respectively. The weighted average interest rate on funds borrowed as of February 4, 2018 and January 29, 2017 was approximately 1.19% and 1.40%, respectively.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $5 million, $7 million and $8 million in 2017, 2016 and 2015, respectively.

2016 Senior Secured Credit Facilities

We have senior secured credit facilities due May 19, 2021 (the “2016 facilities”) that consist of a $2.347 billion United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen or Swiss francs. Borrowings under the 2016 facilities bear interest at variable rates calculated in a manner as described below. The senior secured revolving credit facilities also include amounts available for letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility.

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

We had loans outstanding of $1.792 billion, net of original issue discounts and debt issuance costs, under the Term Loan A facility, no borrowings outstanding under the senior secured revolving credit facilities and $23 million of outstanding letters of credit as of February 4, 2018.

We made payments of $250 million, $350 million and $350 million during 2017, 2016 and 2015, respectively, on our term loans under the 2016 facilities and 2014 facilities. As a result of the voluntary repayments we made, as of February 4, 2018, we are not required to make a long-term debt repayment until December 2019.

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

The Canadian dollar-denominated borrowings under the 2016 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2016 facilities.

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

During the second quarter of 2017, we entered into an interest rate swap agreement for a two-year term commencing on February 20, 2018. The agreement was designed with the intended effect of converting an initial notional amount of $306 million of our variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a fixed rate of 1.566%, plus the current applicable margin.

During the second quarter of 2014, we entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $683 million of our variable rate debt obligation to fixed rate debt. Such agreement remained outstanding with a notional amount of $549 million as of February 4, 2018. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR was eliminated and we paid a weighted average fixed rate of 1.924%, plus the current applicable margin. The agreement expired in February 2018.

The notional amount of any outstanding interest rate swap will be adjusted according to a pre-set schedule during the term of the applicable swap agreement such that, based on our projections for future debt repayments, our outstanding debt under the Term Loan A facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

4 1/2% Senior Notes Due 2022

We had outstanding $700 million principal amount of 4 1/2% senior notes due December 15, 2022. We redeemed these notes on January 5, 2018 in connection with the issuance of €600 million euro-denominated principal amount of 3 1/8% senior notes due December 15, 2027, as discussed below. We paid a premium of $16 million to the holders of these notes in connection with the redemption. We also recorded debt extinguishment costs of $8 million to write-off previously capitalized debt issuance costs associated with these notes.

7 3/4% Debentures Due 2023

We have outstanding $100 million of debentures due November 15, 2023 that accrue interest at the rate of 7 3/4%.

3 5/8% Euro Senior Notes Due 2024

We issued on June 20, 2016 €350 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024. Interest on the notes is payable in euros. We paid €6 million (approximately $7 million based on exchange rates in effect on the payment date) of fees during 2016 in connection with the issuance of these notes, which are amortized over the term of the notes. We may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

3 1/8% Euro Senior Notes Due 2027

We issued on December 21, 2017 €600 million euro-denominated principal amount of 3 1/8% senior notes due December 15, 2027. Interest on the notes is payable in euros. We paid €9 million (approximately $10 million based on exchange rates in effect on the payment date) of fees during the fourth quarter of 2017 in connection with the issuance of these notes, which are amortized over the term of the notes. We may redeem some or all of these notes at any time prior to September 15, 2027 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after September 15, 2027 at their principal amount plus any accrued and unpaid interest.

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of February 4, 2018, we were in compliance with all applicable covenants.

As of February 4, 2018, our corporate credit was rated Ba1 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a positive outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt.

Contractual Obligations

The following table summarizes, as of February 4, 2018, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2018	2019-2020	2021-2022	Thereafter
(In millions)
Long-term debt(1)	$3,086	$—	$273	$1,526	$1,287
Interest payments on long-term debt	564	103	201	111	149
Short-term borrowings	20	20	—	—	—
Operating and capital leases(2)	2,560	487	792	539	742
Inventory purchase commitments(3)	1,089	1,089	—	—	—
Minimum contractual royalty payments(4)	56	16	30	10	—
Non-qualified supplemental defined benefit plan(5)	11	1	2	2	6
Sponsorship and model payments(6)	55	26	20	9	—
Total contractual cash obligations	$7,441	$1,742	$1,318	$2,197	$2,184
______________________

(1)
At February 4, 2018, we had outstanding $1.799 billion under a senior secured Term Loan A facility, which requires mandatory payments through May 19, 2021 (according to the mandatory repayment schedules), $100 million of 7 3/4% debentures due November 15, 2023, $437 million of 3 5/8% senior unsecured euro notes due July 15, 2024 and $750 million of 3 1/8% senior unsecured euro notes due December 15, 2027.

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

(3)
Represents contractual commitments that are enforceable and legally binding for goods on order and not received or paid for as of February 4, 2018. Inventory purchase commitments also include fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. Substantially all of these goods are expected to be received and the related payments are expected to be made within six months of our year end. This amount does not include foreign currency exchange forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

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

(6)
Represents payment obligations for sponsorships. We have agreements relating to our sponsorship of the Barclays Center, the Brooklyn Nets and certain other professional sports teams and athletes and other similar sponsorships, as well as agreements with celebrities, models and stylists.

Not included in the above table are contributions to our qualified defined benefit pension plans, or payments to employees and retirees in connection with our unfunded supplemental executive retirement, supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans, together with the liability for the non-qualified supplemental defined benefit plans included in the above table, are presented in Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. Currently, we do not expect to make any material contributions to our pension plans in 2018. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $212 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $27 million of asset retirement obligations related to leased office and retail store locations due to the uncertainty of timing of future cash outflows associated with such obligations. Please see Note 21, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

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

MARKET RISK

Financial instruments held by us as of February 4, 2018 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of February 4, 2018. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. Due to the currently low rates of return we are receiving on our cash and cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at February 4, 2018, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $500,000 annually. Borrowings under our 2016 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our 2016 facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of February 4, 2018, after taking into account the effect of our interest rate swap agreement that was in effect as of such date, approximately 60% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our debt position at February 4, 2018, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $1 million annually. Please refer to the section entitled “Liquidity and Capital Resources” above for further discussion of our credit facilities and interest rate swap agreements.

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

A transaction impact on financial results is common for apparel companies operating outside the United States that purchase goods in United States dollars, as is the case with most of our foreign operations. As with translation, our results of operations will be impacted as fluctuations of the United States dollar change the local currency value of inventory, which results in a change in the cost of goods in local currency when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany transactions and SG&A expenses. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. The foreign currency forward exchange contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries.

Given our foreign currency forward exchange contracts outstanding at February 4, 2018, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $100 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

As a result of the weakening of the United States dollar during 2017 against certain foreign currencies, particularly the euro and the Chinese yuan renminbi, we expect an increase in revenue and net income in 2018 as compared to 2017 due to the foreign exchange impact of approximately $230 million and $40 million, respectively, based on current exchange rates.

We also have exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, we designated the carrying amount of our €950 million aggregate principal amount of euro-denominated senior notes that we had issued in the United States as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $120 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries.

Additionally, we also have exposure to changes in foreign currency exchange rates related to our €950 million aggregate principal amount of euro-denominated senior notes. During times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments.

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2018 net benefit cost related to the pension plans of approximately $6 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2018 net benefit cost of approximately $31 million.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. We expect this seasonal pattern will generally continue. Working capital requirements vary throughout the year to support these seasonal patterns and business trends.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a discussion of recently issued and adopted accounting standards.

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

Sales allowances and returns—We have arrangements with many of our department and specialty store customers to support their sales of our products. We establish accruals which, based on a review of the individual customer arrangements and the expected performance of our products in their stores, we believe will be required to satisfy our sales allowance obligations. We also establish accruals, which are based on historical data, current sales trends and authorized amounts, that we believe are necessary to provide for sales allowances and inventory returns. Our historical accrual estimates have not differed materially from actual results. It is possible that the accrual estimates could vary from actual results, which would require adjustment to the allowance and returns accruals.

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for substantially all wholesale inventories in North America and certain wholesale and retail inventories in Asia and Latin America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends, inventory aging and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable. We believe that all inventory writedowns required at February 4, 2018 have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—During 2017, 2016 and 2015, we determined that the long-lived assets in certain of our retail stores were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other factors. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

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

Income taxes—Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available to us for tax reporting purposes and other relevant factors. The actual realization of deferred tax assets may differ significantly from the amounts we have recorded.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount with a greater than 50 percent likelihood of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, we do not recognize any portion of that benefit in the financial statements. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our actual results have differed materially in the past and could differ materially in the future from our current estimates.

The Tax Legislation was enacted on December 22, 2017. The Tax Legislation is comprehensive and significantly revises the United States tax code. The revisions expected to significantly impact us are (i) the reduction of the corporate income tax rate from 35% to 21%, including the resulting remeasurement of our deferred tax assets and liabilities and the recognition of a valuation allowance on our foreign tax credits, (ii) the imposition of a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated and (iii) the implementation of a modified territorial tax system. The Tax Legislation resulted in a one-time net tax benefit of $53 million recorded in the fourth quarter of 2017, consisting of a benefit primarily from the remeasurement of our net deferred tax liabilities due to the reduction in the United States corporate tax rate, partially offset by a valuation allowance on our foreign tax credits and a transition tax on earnings of foreign subsidiaries deemed to be repatriated. As we complete our analysis of the Tax Legislation, collect and prepare necessary data, and interpret any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service and other standard-setting bodies, we may make adjustments in 2018 to the provisional amounts recorded in 2017 under the measurement period allowed by the SEC. Refer to Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8 of this report for further discussion of the impacts of the Tax Legislation.

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

We assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill and other indefinite-lived intangible assets. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or indefinite-lived intangible assets. Qualitative factors that we consider as part of our assessment include a change in our market capitalization and its implied impact on reporting unit fair value, a change in our weighted average cost of capital, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. If we perform the quantitative test for any reporting units or indefinite-lived intangible assets, we generally use a discounted cash flow method to estimate fair value. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar analysis and valuations. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potential impairment charge if we are unable to recover the carrying value of our goodwill and other indefinite-lived intangible assets. For goodwill, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill. For indefinite-lived intangible assets, an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.

For the 2017 and 2016 annual goodwill impairment tests, we elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. In evaluating whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, we assessed relevant events and circumstances including the change in our market capitalization and its implied impact on reporting unit fair value, a change in our weighted average cost of capital, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from either of our annual impairment tests in 2017 and 2016.

We formed a joint venture in Mexico during the fourth quarter of 2016, subsequent to conducting the 2016 annual goodwill impairment test. The joint venture was formed by merging our wholly owned subsidiary that principally operated and managed the Calvin Klein business in Mexico with a wholly owned subsidiary of the joint venture partner. This resulted in the deconsolidation of our wholly owned subsidiary, including goodwill assigned to the business. This transaction was a triggering event that indicated that the amount of remaining goodwill allocated to the Calvin Klein North America Wholesale, Calvin Klein North America Retail and Heritage Brands Wholesale reporting units could be impaired, prompting the need for us to perform a goodwill impairment test for these reporting units in 2016. No goodwill impairment resulted from this interim test in 2016.

For the 2017 and 2016 annual impairment tests of certain indefinite-lived intangible assets, we elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. In performing this evaluation, we assessed relevant events and circumstances including industry and market conditions, a change in our weighted average cost of capital, macroeconomic conditions, trends in product costs and financial performance of our businesses. After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of these certain indefinite-lived intangible assets were less than their carrying amount and concluded that the quantitative impairment test was not required. For certain other indefinite-lived intangible assets impairment tests, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate fair value. No impairment of indefinite-lived intangible assets resulted from either of our annual impairment tests in 2017 and 2016.

If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There can be no assurance that the estimates and assumptions used in our goodwill and indefinite-lived intangible assets impairment testing performed in 2017 will prove to be accurate predictions of the future. For example, if general macroeconomic conditions deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry or market conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, including cost increases or loss of major customers, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, this could be an indicator that the excess fair value of our reporting units could be lessened and the chance of an impairment of goodwill and other indefinite-lived intangible assets could be raised.

Pension and Benefit Plans —Pension and benefit plan expenses are recorded throughout the year based on calculations using actuarial valuations that incorporate estimates and assumptions that depend in part on financial market, economic and demographic conditions, including expected long-term rate of return on assets, discount rate and mortality rates. These assumptions require significant judgment. Actuarial gains and losses, which occur when actual experience differs from our actuarial assumptions, are recognized in the year in which they occur and could have a material impact on our operating results. These gains and losses are measured at least annually at the end of our fiscal year and, as such, are generally recorded during the fourth quarter of each year.

The expected long-term rate of return on assets is based on historical returns and the level of risk premium associated with the asset classes in which the portfolio is invested as well as expectations for the long-term future returns of each asset class. The expected long-term rate of return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The expected return on plan assets is recognized quarterly and determined by applying the long-term expected rate of return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. At the end of the year, the fair value of the assets is remeasured and any difference between the actual return on assets and the expected return is recorded in earnings as part of the actuarial gain or loss.

The discount rate is determined based on current market interest rates. It is selected by constructing a hypothetical portfolio of high quality corporate bonds that matches the cash flows from interest payments and principal maturities of the portfolio to the timing of benefit payments to participants. The yield on such a portfolio is the basis for the selected discount rate. Service and interest cost is measured using the discount rate as of the beginning of the year, while the projected benefit obligation is measured using the discount rate as of the end of the year. The impact of the change in the discount rate on our projected benefit obligation is recorded in earnings as part of the actuarial gain or loss.

During 2017 and 2016, we revised the mortality assumptions used to determine our benefit obligations based on recently published actuarial mortality tables. These changes in life expectancy resulted in changes to the period for which we expect benefits to be paid. In 2017, the increase in life expectancy increased our benefit obligations and future expense, and in 2016, the decrease in life expectancy decreased our benefit obligations and future expense.

We also periodically review and revise, as necessary, other plan assumptions such as rates of compensation increases, retirement, and termination based on historical experience and anticipated future management actions. We have not historically had significant adjustments to these assumptions.

Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future net benefit cost. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2018 net benefit cost related to the pension plans of approximately $6 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2018 net benefit cost of approximately $31 million.

Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth certain significant rate assumptions and information regarding our target asset allocation, which are used in performing calculations related to our pension plans.

Stock-based compensation—Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation cost over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of our stock options and restricted stock units is recognized as expense over the service period, net of actual forfeitures.

The fair value of contingently issuable performance shares that are subject to market conditions is established using a Monte Carlo simulation model. Certain contingently issuable performance shares that are subject to market conditions are also subject to a holding period of one year after the vesting date. For such awards, the grant date fair value is discounted for the restriction of liquidity, which is calculated using the Chaffe model. We record expense for the awards that are subject to market conditions ratably over the vesting period, net of actual forfeitures, regardless of whether the market condition is satisfied.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-56 and F-57.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We entered into an employment agreement with Francis K. Duane, Chief Executive Officer, Heritage Brands, and Vice Chairman, PVH Corp. (the “Duane Agreement”) on March 29, 2018. We were previously party to an employment agreement with Mr. Duane dated as of December 23, 2008 (and as amended).

The following is a summary of the material terms and conditions of the Duane Agreement.

The Duane Agreement, which became effective as of March 1, 2018 and expires on February 28, 2021 (such period, the “Term”), provides that Mr. Duane will continue to serve as the Chief Executive Officer, Heritage Brands, and Vice Chairman, PVH Corp., which, without limitation, will include his continuation of the overall management of our North America wholesale customer relationships, and working on corporate strategic initiatives. We have the right, on or after February 3, 2020, to modify in our discretion Mr. Duane’s titles, duties and responsibilities so as to enable him to focus on the smooth transition of his duties as of the end of the Term.
Mr. Duane’s current base salary is $1,125,000 per annum, which will be increased to a rate of $1,150,000 per annum effective June 1, 2018 through the end of the Term. Mr. Duane’s base salary cannot be reduced following any increase.

Mr. Duane is eligible to participate in our bonus and stock plans and other incentive compensation programs for similarly situated executives. However, the only equity awards which Mr. Duane will be eligible to receive will be those set forth in the Duane Agreement. We are required to grant an award of restricted stock units (“RSUs”) to Mr. Duane with a fair market value on the date of grant of approximately $3.3 million (the “2018 RSU Grant”). The 2018 RSU Grant will be made on the date during our current (2018) fiscal year on which the annual awards are made to our other executive officers. The value of the 2018 RSU Award will be determined in accordance with our standard grant practice. The 2018 RSU Grant will be subject to ratable annual vesting over a three-year period. Mr. Duane will also be eligible to receive annual awards of performance share units (“PSUs”) with a target value of $400,000 (the “Annual PSU Awards”), which will be granted during our 2018, 2019 and 2020 fiscal years at the same time and with similar terms and conditions as PSU awards granted to the other named executive officers, with the actual number of shares and their value to be determined on the date of grant in accordance with our standard grant practices. No Annual PSU Award will be granted to Mr. Duane in our 2021 fiscal year. Mr. Duane is also eligible to participate in all employee benefits and insurance plans sponsored or maintained for similarly situated executives and is entitled to reimbursement of reasonable business expenses.

The Duane Agreement also sets forth Mr. Duane’s rights to severance and other payments upon termination of employment and restrictive covenants in our favor to which he has agreed. Generally, Mr. Duane is entitled to severance only if his employment is terminated by us without “cause” or by him for “good reason” prior to February 3, 2020. “Cause” is generally defined as (1) gross negligence or willful misconduct in Mr. Duane’s performance of the material responsibilities of his office or position, which results in material economic harm to the Company or its affiliates or in material reputational harm causing demonstrable injury to the Company or its affiliates; (2) Mr. Duane’s willful and continued failure to perform substantially his duties (other than any such failure resulting from incapacity due to physical or mental illness); (3) Mr. Duane’s conviction of, or plea of guilty or nolo contendere to, a felony within the meaning of United States Federal, state or local law (other than a traffic violation); (4) Mr. Duane having willfully divulged, furnished or made accessible any confidential information (as defined in the Duane Agreement); or (5) any act or failure to act by Mr. Duane, which, under the provisions of applicable law, disqualified him from acting in the capacity in which he is then acting for us. “Good reason” is generally defined as (i) the assignment to Mr. Duane of any duties inconsistent in any material respect with his position or any other action that results in a material diminution in such position; (ii) a reduction of base salary; (iii) the taking of any action by us that substantially diminishes (A) the aggregate value of Mr. Duane’s total compensation opportunity provided in the Duane Agreement or (B) the aggregate value of the employee benefits provided to him in the Duane Agreement; (iv) requiring that Mr. Duane’s services be rendered primarily at a location or locations more than 35 miles from the location at which he rendered services on the effective date of the Duane Agreement; or (v) our failure to require any successor to assume expressly and agree to perform the Duane Agreement. Mr. Duane’s right to terminate his employment for good reason is only exercisable prior to February 3, 2020 and will not be exercisable if his compensation is reduced by the Board pursuant to our Clawback Policy.

If Mr. Duane’s employment is terminated by us without cause or by him prior to February 3, 2020 for good reason, Mr. Duane is entitled, subject to executing a release of claims in our favor, to (1) an aggregate amount (the “Severance Amount”) equal to the sum of (A) base salary through the end of the Term and (B) an amount equal to the bonus that would be payable if target level performance were achieved under our annual bonus plan (if any) through the end of the Term; (2) $400,000 in lieu of any Annual PSU Award that has not yet been made in accordance with the Duane Agreement, as applicable (the “PSU Severance Amount”); (3) full vesting of the 2018 RSU Grant; and (4) payment with respect to any Annual PSU Awards granted in accordance with the Duane Agreement, calculated as if Mr. Duane retired under the Duane Agreement. The Severance Amount will be paid in equal installments on the same schedule that base salary was paid immediately prior to the date of the termination of Mr. Duane’s employment, commencing on the first scheduled payroll date that occurs on or following the date that is 30 days after Mr. Duane’s termination of employment. The PSU Severance Amount will be paid within 30 days after Mr. Duane’s termination of employment. The Duane Agreement provides that during the period that the Severance Amount is paid (or, if less, for the 18-month period following the date of the termination of Mr. Duane’s employment without cause or for good reason), medical, dental, life and disability insurance coverages are continued for Mr. Duane (and his family, to the extent participating prior to termination of employment), subject to cessation if he obtains replacement coverage from another employer (although there is no duty to seek employment or mitigate damages). Mr. Duane is required to pay the active employee rate, if any, for such coverage.
In the event of Mr. Duane’s voluntary resignation (without good reason) of employment prior to February 14, 2019, retirement on or after February 14, 2019, or upon the expiration of the Term, if the date of the termination of Mr. Duane’s employment is on or after December 31, 2020, any unvested portion of the 2018 RSU Grant will accelerate and become fully vested as of such date. If the date of the termination of Mr. Duane’s employment is on or after December 31, 2019, but before December 31, 2020, 66.66% of the award will vest and the unvested portion will be forfeited. If the date of the termination of Mr. Duane’s employment is on or after December 31, 2018, but before December 31, 2019, 33.33% of the 2018 RSU Grant will vest and the unvested portion will be forfeited. In addition, in the event of Mr. Duane’s voluntary resignation of employment prior to February 14, 2019, retirement on or after February 14, 2019, or upon the expiration of the Term, Annual PSU Awards granted to Mr. Duane will be subject to full vesting based on actual performance without any proration, and will be payable at the same time as other participants unless the date of the termination of Mr. Duane’s employment is (A) prior to February 14, 2019 or (b) before the last day of the first fiscal year of the performance period with respect to any Annual PSU Award, in which case such Annual PSU Award will be forfeited.
If the receipt of any of the foregoing payments and benefits would subject Mr. Duane to the excise tax on parachute payments under Section 4999 of the Code, such amounts would be reduced by the amount required to avoid the excise tax if such a reduction would give him a better after-tax result than if he received such amounts otherwise payable to him.
The Duane Agreement also includes certain restrictive covenants in our favor. The covenants include prohibitions during and after employment against the use of confidential information, interfering with our business relationships, soliciting Company employees for employment by himself or anyone else and competing against us or accepting employment with a competitor.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2018. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2018. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to our Board of Directors and with respect to our Audit & Risk Management Committee, our Audit Committee Financial Expert and our Code of Ethics for the Chief Executive and Senior Financial Officers is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2018.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons,” “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2018.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditor” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2018.

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

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 5 to our Annual Report on Form 10-K for the fiscal year ended January 29, 1977); Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended February 3, 1985); Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to our Quarterly Report on Form 10-Q for the period ended May 4, 1986); Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988); Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the fiscal year ended January 30, 1994); Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended July 28, 1996); Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2003); Corrected Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation, dated April 17, 2003 (incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2003); Certificate of Amendment of Certificate of Incorporation, filed June 29, 2006 (incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007); Certificate Eliminating Reference to Series B Convertible Preferred Stock from Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 12, 2007 (incorporated by reference to Exhibit 3.10 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007); Certificate Eliminating Reference To Series A Cumulative Participating Preferred Stock From Certificate of Incorporation of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on September 28, 2007); Certificate of Designations of Series A Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed May 12, 2010); Certificate of Amendment of Certificate of Incorporation, filed June 23 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on June 29, 2011); Certificate Eliminating Reference to Series A Convertible Preferred Stock From Certificate of Incorporation of PVH Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on May 3, 2013).

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

4.5
Indenture, dated as of December 21, 2017, between PVH Corp., U.S. Bank National Association, as Trustee, Elavon Financial Services DAC, UK Branch, as Paying Agent and Authenticating Agent, and Elavon Financial Services DAC, as Transfer Agent and Registrar (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 21, 2017).

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

+*10.8	Employment Agreement, dated as of March 1, 2018, between PVH Corp. and Francis K. Duane.

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

*10.10	PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 26, 2013).

*10.11	PVH Corp. Long-Term Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 26, 2013).

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

*10.13
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

*10.14
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

*10.18
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

*10.19
Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.20	Form of Restricted Stock Unit Agreement between Phillips-Van Heusen and Emanuel Chirico (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 1, 2009).

10.21
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

*10.22
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

*10.24
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

*10.25
Employment Contract, dated as of April 22, 2004, between Tommy Hilfiger Europe B.V. and Daniel Grieder (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2015); Addendum to Contract of Employment, dated as of July 8, 2004, between Tommy Hilfiger Europe B.V. and Daniel Grieder (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2015); Employment Agreement, dated as of March 20, 2017, between PVH Europe B.V. and Daniel Grieder (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended April 30, 2017).

*10.26
Non-Competition and Non-Solicitation Agreement, dated as of March 10, 2010, between Phillips-Van Heusen Corporation, Tommy Hilfiger Europe and Daniel Grieder (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for fiscal year ended January 31, 2016).

*10.27
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

Dated: March 30, 2018

PVH CORP.

By:	/s/ EMANUEL CHIRICO
Emanuel Chirico
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL CHIRICO	Chairman and Chief Executive Officer	March 30, 2018
Emanuel Chirico	(Principal Executive Officer)

/s/ MICHAEL SHAFFER	Executive Vice President and Chief Operating &	March 30, 2018
Michael Shaffer	Financial Officer (Principal Financial Officer)

/s/ JAMES W. HOLMES	Senior Vice President and Controller	March 30, 2018
James W. Holmes	(Principal Accounting Officer)

/s/ MARY BAGLIVO	Director	March 30, 2018
Mary Baglivo

/s/ BRENT CALLINICOS	Director	March 30, 2018
Brent Callinicos

/s/ JUAN FIGUEREO	Director	March 30, 2018
Juan Figuereo

/s/ JOSEPH B. FULLER	Director	March 30, 2018
Joseph B. Fuller

/s/ JUDITH AMANDA SOURRY KNOX	Director	March 30, 2018
Judith Amanda Sourry Knox

/s/ V. JAMES MARINO	Director	March 30, 2018
V. James Marino

/s/ GERALDINE (PENNY) MCINTYRE	Director	March 30, 2018
Geraldine (Penny) McIntyre

/s/ AMY MCPHERSON	Director	March 30, 2018
Amy McPherson

/s/ HENRY NASELLA	Director	March 30, 2018
Henry Nasella

/s/ EDWARD ROSENFELD	Director	March 30, 2018
Edward Rosenfeld

/s/ CRAIG RYDIN	Director	March 30, 2018
Craig Rydin

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements—Years Ended February 4, 2018, January 29, 2017 and January 31, 2016	F-2

Consolidated Statements of Comprehensive Income—Years Ended February 4, 2018, January 29, 2017 and January 31, 2016	F-3

Consolidated Balance Sheets—February 4, 2018 and January 29, 2017	F-4

Consolidated Statements of Cash Flows—Years Ended February 4, 2018, January 29, 2017 and January 31, 2016	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest—Years Ended February 4, 2018, January 29, 2017 and January 31, 2016	F-6

Notes to Consolidated Financial Statements	F-7

Selected Quarterly Financial Data - Unaudited	F-54

Management’s Report on Internal Control Over Financial Reporting	F-56

Reports of Independent Registered Public Accounting Firm	F-57

Five Year Financial Summary	F-59

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-61

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	2017	2016	2015
Net sales	$8,439.4	$7,791.4	$7,605.5
Royalty revenue	366.3	320.6	324.8
Advertising and other revenue	109.1	91.1	90.0
Total revenue	8,914.8	8,203.1	8,020.3
Cost of goods sold (exclusive of depreciation and amortization)	4,020.4	3,832.8	3,858.7
Gross profit	4,894.4	4,370.3	4,161.6
Selling, general and administrative expenses	4,248.2	3,636.7	3,417.7
Debt modification and extinguishment costs	23.9	15.8	—
Other noncash gain, net	—	71.3	—
Equity in net income of unconsolidated affiliates	10.1	0.1	16.6
Income before interest and taxes	632.4	789.2	760.5
Interest expense	128.5	120.9	117.0
Interest income	6.3	5.9	4.0
Income before taxes	510.2	674.2	647.5
Income tax (benefit) expense	(25.9)	125.5	75.1
Net income	536.1	548.7	572.4
Less: Net loss attributable to redeemable non-controlling interest	(1.7)	(0.3)	—
Net income attributable to PVH Corp.	$537.8	$549.0	$572.4
Basic net income per common share attributable to PVH Corp.	$6.93	$6.84	$6.95
Diluted net income per common share attributable to PVH Corp.	$6.84	$6.79	$6.89

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	2017	2016	2015
Net income	$536.1	$548.7	$572.4
Other comprehensive income (loss):
Foreign currency translation adjustments	561.3	(21.4)	(234.6)
Net unrealized and realized (loss) gain related to effective cash flow hedges, net of tax expense (benefit) of $0.1, $1.2 and $(8.4)	(99.1)	0.7	(53.1)
Net (loss) gain on net investment hedges, net of tax (benefit) expense of $(28.7) and $8.6 in 2017 and 2016, respectively	(70.8)	14.1	—
Total other comprehensive income (loss)	391.4	(6.6)	(287.7)
Comprehensive income	927.5	542.1	284.7
Less: Comprehensive loss attributable to redeemable non-controlling interest	(1.7)	(0.3)	—
Comprehensive income attributable to PVH Corp.	$929.2	$542.4	$284.7

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	February 4, 2018	January 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$493.9	$730.1
Trade receivables, net of allowances for doubtful accounts of $21.1 and $15.0	658.5	616.0
Other receivables	37.9	25.4
Inventories, net	1,591.3	1,317.9
Prepaid expenses	184.5	133.2
Other	64.7	57.0
Total Current Assets	3,030.8	2,879.6
Property, Plant and Equipment, net	899.8	759.9
Goodwill	3,834.7	3,469.9
Tradenames	2,928.4	2,783.4
Other Intangibles, net	798.2	826.6
Other Assets, including deferred taxes of $25.4 and $17.4	393.8	348.5
Total Assets	$11,885.7	$11,067.9
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$889.8	$682.6
Accrued expenses	923.1	832.4
Deferred revenue	39.2	30.7
Short-term borrowings	19.5	19.1
Current portion of long-term debt	—	—
Total Current Liabilities	1,871.6	1,564.8
Long-Term Debt	3,061.3	3,197.3
Other Liabilities, including deferred taxes of $663.0 and $877.7	1,414.4	1,499.3
Redeemable Non-Controlling Interest	2.0	2.0
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 84,851,079 and 83,923,184 shares issued	84.9	83.9
Additional paid in capital – common stock	2,941.2	2,866.2
Retained earnings	3,625.2	3,098.0
Accumulated other comprehensive loss	(321.5)	(710.8)
Less: 7,672,317 and 5,371,660 shares of common stock held in treasury, at cost	(793.4)	(532.8)
Total Stockholders’ Equity	5,536.4	4,804.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,885.7	$11,067.9

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2017		2016		2015
OPERATING ACTIVITIES
Net income	$536.1		$548.7		$572.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	324.9		321.8		257.4
Equity in net income of unconsolidated affiliates	(10.1)		(0.1)		(16.6)
Deferred taxes	(224.6)	(1)	1.3		(8.7)
Stock-based compensation expense	44.9		38.2		42.0
Impairment of long-lived assets	7.5		10.1		11.4
Actuarial loss (gain) on retirement and benefit plans	2.5		(39.1)		(20.2)
Settlement loss on retirement plans	9.4		—		—
Debt modification and extinguishment costs	23.9		15.8		—
Gain to write-up equity investment in joint venture to fair value	—		(153.1)		—
Net loss on deconsolidation of subsidiary	—		81.8		—
Changes in operating assets and liabilities:
Trade receivables, net	3.3		22.3		33.2
Inventories, net	(163.5)		2.2		(96.2)
Accounts payable, accrued expenses and deferred revenue	185.9		166.9		58.6
Prepaid expenses	(41.0)		19.2		(21.3)
Employer pension contributions	(0.3)		(100.0)		(1.5)
Other, net	0.9		19.7		94.6
Net cash provided by operating activities	699.8		955.7		905.1
INVESTING ACTIVITIES(2)
Business acquisitions, net of cash acquired	(40.1)		(157.7)		—
Purchases of property, plant and equipment	(358.1)		(246.6)		(263.8)
Contingent purchase price payments	(56.4)		(53.7)		(51.3)
Proceeds from sale of building	3.4		16.7		—
Change in restricted cash	—		—		20.2
Investments in and advance to unconsolidated affiliates	(14.2)		(32.0)		(26.6)
Payment received on advance to unconsolidated affiliate	6.3		6.2	—	—
Loan to a supplier	—		(13.8)		—
Net cash used by investing activities	(459.1)		(480.9)		(321.5)
FINANCING ACTIVITIES(2)
Net proceeds from (payments on) short-term borrowings	0.4		(6.8)		17.4
Proceeds from 3 1/8% senior notes, net of related fees	701.6		—		—
Redemption of 4 1/2% senior notes, including premium	(715.8)		—		—
Proceeds from 2016 facilities, net of related fees	—		571.1		—
Repayment of Term Loan B in connection with amendment to 2014 facilities	—		(582.0)		—
Repayment of 2016/2014 facilities	(250.0)		(350.0)		(350.0)
Proceeds from 3 5/8% senior notes, net of related fees	—		389.6		—
Net proceeds from settlement of awards under stock plans	30.0		13.1		7.4
Cash dividends	(11.9)		(12.2)		(12.5)
Acquisition of treasury shares	(259.1)		(322.1)		(138.4)
Payments of capital lease obligations	(5.1)		(7.0)		(7.8)
Contributions from non-controlling interest	1.7		2.2		—
Net cash used by financing activities	(508.2)		(304.1)		(483.9)
Effect of exchange rate changes on cash and cash equivalents	31.3		3.0		(22.6)
(Decrease) increase in cash and cash equivalents	(236.2)		173.7		77.1
Cash and cash equivalents at beginning of year	730.1		556.4		479.3
Cash and cash equivalents at end of year	$493.9		$730.1		$556.4

(1) Includes the impact of the recent tax legislation. See Note 9 for further information.

(2) See Note 18 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(In millions, except share and per share data)

		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 1, 2015	$—	$—	83,116,062	$83.1	$2,768.7	$2,001.3	$(416.5)	$(72.3)	$4,364.3
Net income attributable to PVH Corp.						572.4			572.4
Foreign currency translation adjustments							(234.6)		(234.6)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $(8.4)							(53.1)		(53.1)
Total comprehensive income attributable to PVH Corp.									284.7
Settlement of awards under stock plans			429,756	0.4	7.0				7.4
Tax benefits from awards under stock plans					4.8				4.8
Stock-based compensation expense					42.0				42.0
Cash dividends						(12.5)			(12.5)
Acquisition of 1,454,368 treasury shares								(138.4)	(138.4)
January 31, 2016	—	—	83,545,818	83.5	2,822.5	2,561.2	(704.2)	(210.7)	4,552.3
Net income attributable to PVH Corp.						549.0			549.0
Foreign currency translation adjustments							(21.4)		(21.4)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.2							0.7		0.7
Net gain on net investment hedge, net of tax expense of $8.6							14.1		14.1
Total comprehensive income attributable to PVH Corp.									542.4
Settlement of awards under stock plans			377,366	0.4	12.7				13.1
Tax deficiency from awards under stock plans					(7.2)				(7.2)
Stock-based compensation expense					38.2				38.2
Cash dividends						(12.2)			(12.2)
Acquisition of 3,313,810 treasury shares								(322.1)	(322.1)
Acquisition date fair value of redeemable non-controlling interest	0.1
Contributions from the minority shareholder	2.2
Net loss attributable to redeemable non-controlling interest	(0.3)
January 29, 2017	2.0	—	83,923,184	83.9	2,866.2	3,098.0	(710.8)	(532.8)	4,804.5
Net income attributable to PVH Corp.						537.8			537.8
Foreign currency translation adjustments							561.3		561.3
Net unrealized and realized loss related to effective cash flow hedges, net of tax expense of $0.1							(99.1)		(99.1)
Net loss on net investment hedges, net of tax benefit of $(28.7)							(70.8)		(70.8)
Total comprehensive income attributable to PVH Corp.									929.2
Reclassification related to the adoption of accounting guidance for certain tax effects in connection with the recent tax legislation						2.1	(2.1)		—
Cumulative-effect adjustment related to the adoption of accounting guidance for share-based payment award transactions					1.1	(0.8)			0.3
Settlement of awards under stock plans			927,895	1.0	29.0				30.0
Stock-based compensation expense					44.9				44.9
Cash dividends						(11.9)			(11.9)
Acquisition of 2,300,657 treasury shares								(260.6)	(260.6)
Contributions from the minority shareholder	1.7
Net loss attributable to redeemable non-controlling interest	(1.7)
February 4, 2018	$2.0	$—	84,851,079	$84.9	$2,941.2	$3,625.2	$(321.5)	$(793.4)	$5,536.4

See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio consisting of nationally and internationally recognized brand names, including CALVIN KLEIN, TOMMY HILFIGER, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International Limited), Warner’s, Olga and True&Co., as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swim products, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad range of products and for use in numerous discrete jurisdictions.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion. During 2016, the Company and Arvind Limited (“Arvind”) formed a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which the Company owns a 75% interest. PVH Ethiopia is consolidated and the minority shareholder’s proportionate share (25%) of the equity in this joint venture is accounted for as a redeemable non-controlling interest. Please see Note 6, “Redeemable Non-Controlling Interest,” for further discussion.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2017, 2016 and 2015 represent the 53 weeks ended February 4, 2018, 52 weeks ended January 29, 2017 and 52 weeks ended January 31, 2016, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s cash and cash equivalents at February 4, 2018 consisted principally of bank deposits and investments in money market funds.

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

The Company assesses qualitative factors to determine whether it is necessary to perform a more detailed two-step quantitative goodwill impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

quantitative test for any reporting unit. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the fair value of a reporting unit is estimated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as used when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

For the 2017 and 2016 annual goodwill impairment tests, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. In evaluating whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, the Company assessed relevant events and circumstances including the change in the Company’s market capitalization and its implied impact on reporting unit fair value, industry and market conditions, a change in the Company’s weighted average cost of capital, macroeconomic conditions, trends in product costs and financial performance of the Company’s businesses. After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from either of the Company’s annual impairment tests in 2017 and 2016.

The Company formed a joint venture in Mexico during the fourth quarter of 2016, subsequent to conducting the 2016 annual goodwill impairment test. The joint venture was formed by merging the Company’s wholly owned subsidiary that principally operated and managed the Calvin Klein business in Mexico with a wholly owned subsidiary of the joint venture partner. This resulted in the deconsolidation of the Company’s wholly owned subsidiary, including goodwill assigned to the business. This transaction was a triggering event that indicated that the amount of remaining goodwill allocated to the Calvin Klein North America Wholesale, Calvin Klein North America Retail and Heritage Brands Wholesale reporting units could be impaired, prompting the need for the Company to perform a goodwill impairment test for these reporting units in 2016. No goodwill impairment resulted from this interim test in 2016.

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for its indefinite-lived intangible assets. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment test. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the asset exceeds the fair value of the asset, which is generally determined using the estimated discounted cash flows associated with the asset’s use. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets.

For the 2017 and 2016 annual impairment tests of certain indefinite-lived intangible assets, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. In performing this evaluation, the Company assessed relevant events and circumstances including industry and market conditions, a change in the Company’s weighted average cost of capital, macroeconomic conditions, trends in product costs and financial performance of the Company’s businesses. After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair values of these certain indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test was not required. For certain other indefinite-lived intangible assets impairment tests, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate fair value. No impairment of indefinite-lived intangible assets resulted from either of the Company’s annual impairment tests in 2017 and 2016.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset Impairments — The Company reviews for impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets) when events and circumstances indicate that the assets might be impaired. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. Please see Note 11, “Fair Value Measurements,” for further discussion.

Inventories — Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for substantially all wholesale inventories in North America and certain wholesale and retail inventories in Asia and Latin America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends, inventory aging and discontinued merchandise categories to determine adjustments that it estimates will be needed to liquidate existing clearance inventories and record inventories at the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable.

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements — 15 to 40 years; machinery, software and equipment — 2 to 10 years; furniture and fixtures — 2 to 10 years; and fixtures located in third party customer locations (“shop-in-shops”) and their related costs — 3 to 4 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and improvements that extend the useful life of the asset are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $252.2 million, $228.4 million and $210.8 million in 2017, 2016 and 2015, respectively.

Leases — The Company leases retail locations, warehouses, showrooms, office space and equipment. Assets held under capital leases are included in property, plant and equipment and are amortized over the lesser of the term of the related lease or the estimated useful life of the asset. The Company accounts for rent expense under non-cancelable operating leases with scheduled rent increases and rent holidays on a straight-line basis over the lease term. The Company determines the lease term at the inception of a lease, and where renewal options are reasonably assured of being exercised because of the significant economic penalty that exists for not exercising those options, they are included in the lease term. The excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. For certain retail store leases that require variable lease payments based on sales, when sales at those locations exceed a stated base amount, additional rent expense is recognized when the liability is probable. In addition, the Company receives build out contributions from landlords primarily as an incentive for the Company to lease space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Revenue Recognition — Revenue from the Company’s wholesale operations is recognized at the time title to the goods is passed and the risk of loss is transferred to customers. For sales by the Company’s retail stores, revenue is recognized when goods are sold to customers. Revenue from the Company’s digital commerce transactions is recognized at the estimated time of delivery to the customer. Allowances for estimated returns and discounts are provided when sales are recorded. Royalty revenue for licensees whose sales exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold as reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, royalty revenue is recognized ratably based on contractual minimum requirements.

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

Certain of the Company’s retail operations use sales incentive programs, such as customer loyalty programs and the issuance of coupons. The Company’s loyalty programs are structured such that customers receive specified amounts off of future purchases for a specified period of time after certain levels of spending are achieved. Costs associated with the

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s loyalty programs are recorded ratably as a cost of goods sold based on enrolled customers’ spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

The Financial Accounting Standards Board (“FASB”) issued in May 2014 guidance that supersedes most of the current revenue recognition requirements as described below in the section “Accounting Guidance Issued But Not Adopted as of February 4, 2018.” The Company will adopt the new revenue recognition guidance in 2018.

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. Shipping and handling costs incurred by the Company associated with digital commerce transactions are also included in cost of goods sold, as well as the amounts recognized on foreign currency forward exchange contracts as the underlying inventory hedged by such forward exchange contracts is sold. Generally, all other expenses, excluding interest and income taxes, are included in selling, general and administrative (“SG&A”) expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities, payroll and depreciation and amortization. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $272.6 million, $246.5 million and $232.4 million in 2017, 2016 and 2015, respectively.

Shipping and Handling Fees — Shipping and handling fees billed to customers are included in net sales.

Advertising — Advertising costs are expensed as incurred and are included in SG&A expenses. Advertising expenses, which are subject to exchange rate fluctuations, totaled $501.3 million, $416.3 million and $376.6 million in 2017, 2016 and 2015, respectively. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $3.9 million and $7.5 million at February 4, 2018 and January 29, 2017, respectively. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue.

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

Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and determining the income tax provision. The Company recognizes income tax benefits only when it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. If the recognition threshold is met, the Company measures the tax benefit at the largest amount with a greater than 50 percent likelihood of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, the Company does not recognize any portion of that benefit in the financial statements. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. The Company recognizes interest and penalties related to unrecognized tax benefits in the Company’s income tax provision.

The United States Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”) was enacted on December 22, 2017. The Tax Legislation is comprehensive and significantly revises the United States tax code. Please see Note 9, “Income Taxes,” for further discussion of the Tax Legislation.

Financial Instruments — The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows primarily associated with certain international inventory purchases. The Company periodically uses foreign currency forward exchange contracts to hedge against a portion of this exposure. The Company also has exposure to interest rate volatility related to its secured term loan facilities. The Company enters into interest rate swap agreements to hedge against a portion of this exposure. The Company records the foreign currency forward exchange contracts and interest rate contracts at

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the interest rate contracts is based on observable interest rate yield curves and represents the expected discounted cash flows underlying the financial instruments. Changes in fair value of the foreign currency forward exchange contracts primarily associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). Any ineffectiveness in such cash flow hedges is immediately recognized in earnings. Cash flows from such hedges are presented in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

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

The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”). Undesignated contracts include all of the foreign currency forward exchange contracts related to intercompany transactions and intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying intercompany balances. Undesignated contracts also include foreign currency option contracts used to hedge against changes in foreign currency exchange rates related to the translation of the earnings of the Company’s subsidiaries that use a functional currency other than the United States dollar. The fair value of the foreign currency option contracts is estimated based on external valuation models, which use the original strike price, current foreign currency exchange rates, the implied volatility in foreign currency exchange rates and length of time to expiration as inputs. As of February 4, 2018, all foreign currency option contracts have expired. The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes. Please see Note 10, “Derivative Financial Instruments,” for further discussion.

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the exchange rates in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. Gains and losses on the revaluation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are included in AOCL. Gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity, not including inventory purchases, are principally included in SG&A expenses and totaled a (gain) loss of $(10.2) million, $4.7 million and $17.3 million in 2017, 2016 and 2015, respectively.

Balance Sheet Classification of Early Settlements of Long-Term Obligations — The Company classifies obligations settled after the balance sheet date but prior to the issuance of the consolidated financial statements based on the contractual payment terms of the underlying agreements.

Pension and Benefit Plans — Employee pension benefits earned during the year, as well as interest on the projected benefit obligations or accumulated benefit obligations, are accrued quarterly. The expected return on plan assets is recognized quarterly and determined by applying the expected long-term rate of return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. Actuarial gains and losses are recognized in the Company’s operating results in the year in which they occur. These gains and losses include the difference between the actual return on plan assets and the expected return that was recognized quarterly, as well as the change in the projected benefit obligation caused by actual experience and updated actuarial assumptions differing from those assumptions used to record service and interest cost throughout the year. Actuarial gains and losses are measured at least annually at the end of the Company’s fiscal year and, as such, are generally recorded during the fourth quarter of each year. Please see Note 12, “Retirement and Benefit Plans,” for further discussion of the Company’s pension and benefit plans.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation — The Company recognizes all share-based payments to employees and non-employee directors, net of actual forfeitures, as compensation expense in the consolidated financial statements based on their grant date fair values. Please see Note 13, “Stock-Based Compensation,” for further discussion.

Recently Adopted Accounting Guidance — The FASB issued in July 2015 an update to accounting guidance to simplify the measurement of inventory. The update requires an entity to measure inventory within the scope of the guidance at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The update does not apply to inventory measured using last-in, first-out or the retail inventory methods. Previously, all inventory was measured at the lower of cost or market. The Company adopted this update in the first quarter of 2017 and it did not have a material impact on the Company’s consolidated financial statements.

The FASB issued in March 2016 an update to accounting guidance to simplify several aspects of accounting for share-based payment award transactions, including the accounting for forfeitures, income taxes and statutory tax withholding requirements, as well as classification of these transactions in the statement of cash flows. The Company adopted this update in the first quarter of 2017. With respect to accounting for forfeitures, the Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures in determining compensation expense. This accounting change was applied on a modified retrospective basis and resulted in a cumulative-effect adjustment to decrease beginning retained earnings by $0.8 million, with an offsetting increase to additional paid in capital of $1.1 million and an increase to deferred tax assets of $0.3 million. With respect to the accounting for income taxes, this update requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Prior to the adoption of this update, the Company recognized excess tax benefits or tax deficiencies in equity as a component of additional paid in capital. The Company recognized in income tax expense during 2017 discrete net excess tax benefits of $15.4 million. In addition, excess tax benefits are now classified as an operating activity in the Company’s Consolidated Statements of Cash Flows instead of as a financing activity, and such classification has been applied on a retrospective basis to all periods presented. As a result, excess tax benefits of $0.9 million and $5.5 million for 2016 and 2015, respectively, were reclassified from financing activities to operating activities. The update also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements are presented within financing activities in the Company’s Consolidated Statements of Cash Flows, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.

The FASB issued in February 2018 an update to accounting guidance that allows for stranded tax effects in AOCL resulting from the Tax Legislation to be reclassified to retained earnings. The amount of the reclassification is calculated based on the effect of the change in the United States federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Legislation related to items that remained in AOCL at that time. The Company early adopted this update in the fourth quarter of 2017 and reclassified $2.1 million of stranded deferred tax benefits from AOCL to retained earnings.

Accounting Guidance Issued But Not Adopted as of February 4, 2018 — The FASB issued in May 2014 guidance that supersedes most of the current revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The FASB subsequently delayed the required adoption date of the standard, which made it effective for the Company in the first quarter of 2018. The FASB has also issued several amendments to clarify various aspects of the implementation guidance. The new standard is required to be applied retrospectively either to each prior reporting period (full retrospective method) or with the cumulative effect of initially applying the standard recognized as an adjustment to opening retained earnings at the date of initial adoption (modified retrospective method).

The Company formed a global, cross-functional project team to analyze the impacts of the guidance across all of its revenue streams. This included review of current accounting policies and practices to identify potential differences that would result from applying the guidance. The majority of the Company’s revenue is generated from sales of finished products, which will continue to be recognized when control of the product is transferred to the customer. The Company’s assessment included

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

an evaluation of the impact that the guidance will have on the Company’s accounting for royalty and advertising revenue, loyalty programs and gift cards. Under the guidance, the Company’s royalty and advertising revenue will continue to be recognized over time, however, the timing of the recognition of revenue among quarters may be affected for certain of the Company’s licensing arrangements. For loyalty programs, the Company records costs associated with such programs ratably as a cost of goods sold based on enrolled customers’ spending. Under the guidance, the revenue associated with loyalty awards will be deferred initially when the loyalty awards are earned, and recognized, along with the related cost of goods sold, as the loyalty awards are redeemed or expire. Revenue for the unredeemed portion of gift cards, which is currently recognized when the likelihood of redemption becomes remote, will be recognized under the guidance proportionately over the estimated customer redemption period, subject to the constraint that it must be highly probable that a significant reversal of revenue will not occur. The Company will adopt the standard in the first quarter of 2018 using the modified retrospective method. Upon adoption, the Company expects to recognize the cumulative effect of initially applying this standard as a decrease to opening retained earnings of approximately $1.5 million, with an immaterial impact on the Company’s consolidated financial statements on an ongoing basis.

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

The FASB issued in February 2016 a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability in the balance sheet for most leases, but retains an expense recognition model similar to the current guidance. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g., commissions). The standard also requires additional quantitative and qualitative disclosures. The guidance will be effective for the Company in the first quarter of 2019 with early adoption permitted. The adoption will require a modified retrospective approach, which includes several optional practical expedients, for leases that exist or are entered into after the beginning of the earliest period presented.

The Company formed a global, cross-functional project team to implement the new guidance and analyze its impacts. The Company has begun to identify and collect relevant data for its leases and is evaluating the changes needed to its processes and internal controls as a result of the new guidance. To facilitate the adoption of the new guidance and the related reporting requirements, the Company has also begun the implementation of global lease management and accounting software and is currently in the testing phase. While the Company’s assessment of the new guidance is still in process, it will result in a significant increase to the Company’s other assets and other liabilities, but is not expected to have a material impact on the Company’s results of operations. Please see Note 16, “Leases,” for additional information on the Company’s lease obligations. The Company intends to adopt the standard in the first quarter of 2019.

The FASB issued in August 2016 an update to accounting guidance to clarify and provide specific guidance on how certain cash receipts and cash payments are classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments of contingent consideration after a business combination and distributions from equity method investees. The update will be effective for the Company in the first quarter of 2018, with early adoption permitted. Retrospective adoption is required. Upon adoption, contingent purchase price payments that are currently classified as cash flows from investing activities will be classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Otherwise, the adoption of the update is not expected to have a material impact on the Company’s consolidated financial statements, as the Company’s historical presentation of cash receipts and cash payments has been consistent with this guidance.

The FASB issued in October 2016 an update to accounting guidance to simplify income tax accounting on intercompany sales or transfers of assets other than inventory. The existing guidance requires entities to defer the income tax effect of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The update requires companies to immediately recognize in their income statement the income tax effects of an intercompany sale or transfer of an asset other than inventory. The update will be effective for the Company in the first quarter of 2018. Entities are required to apply the update using a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the period of adoption. The Company had deferred charges of $8.0 million related to intercompany sales and transfers of assets recorded in other assets as of February 4, 2018. Upon adoption of this update, other assets will be reduced by the amount of deferred charges with a corresponding adjustment to opening retained earnings.

The FASB issued in November 2016 an update to accounting guidance to clarify and provide specific guidance on the cash flow classifications and presentation of changes in restricted cash. The update requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the statement of cash flows. The update will be effective for the Company in the first quarter of 2018. Retrospective adoption is required. The adoption is not expected to have any impact on the Company’s Consolidated Statements of Cash Flows, as the Company does not currently have any restricted cash.

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

The FASB issued in January 2018 guidance related to the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Legislation. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations for tax years beginning after December 31, 2017. The guidance indicates that companies must make a policy election to either record deferred taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company is currently in the process of analyzing the effects of the GILTI provisions and plans to make an accounting policy election within the measurement period allowed by the Securities and Exchange Commission (“SEC”); therefore, the Company has not recorded deferred taxes for GILTI as of February 4, 2018.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.      ACQUISITIONS

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

The acquisition date fair value of the consideration was $13.9 million, consisting of $12.0 million paid in cash and $1.9 million included in accrued expenses in the Company’s Consolidated Balance Sheet as of February 4, 2018, which is expected to be paid in the first quarter of 2018. The estimated fair value of assets acquired and liabilities assumed included $12.4 million of goodwill and $1.5 million of other net assets. The goodwill of $12.4 million was assigned as of the acquisition date to the Company’s Tommy Hilfiger International and Calvin Klein International segments in the amounts of $11.1 million and $1.3 million, respectively, which are the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill will not be deductible for tax purposes. The Company is still in the process of finalizing the valuation of certain tax related items; thus, the allocation of the acquisition consideration is subject to change.

Acquisition of True & Co.

The Company acquired on March 30, 2017 True & Co., a direct-to-consumer intimate apparel digital commerce retailer. This acquisition enables the Company to participate further in the fast-growing online channel and provides a platform to increase innovation, data-driven decisions and speed in the way it serves its consumers across its channels of distribution.

The acquisition date fair value of the consideration paid was $28.5 million. The estimated fair value of assets acquired and liabilities assumed included $20.9 million of goodwill and $7.6 million of other net assets (including $7.3 million of deferred tax assets and $0.4 million of cash acquired). The goodwill of $20.9 million was assigned as of the acquisition date to the Company’s Calvin Klein North America, Calvin Klein International and Heritage Brands Wholesale segments in the amounts of $5.4 million, $4.8 million and $10.7 million, respectively, which include the Company’s reporting units that are expected to benefit from the synergies of the combination. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before and after the acquisition. Goodwill will not be deductible for tax purposes. The Company finalized the purchase price allocation during the fourth quarter of 2017.

Acquisition of TH China

The Company acquired on April 13, 2016 the 55% of the ownership interests in TH Asia, Ltd. (“TH China”), its former joint venture for TOMMY HILFIGER in China, that it did not already own (the “TH China acquisition”). Prior to April 13, 2016, the Company accounted for its 45% interest in TH China under the equity method of accounting. Since the completion of the TH China acquisition, the results of TH China’s operations have been consolidated in the Company’s consolidated financial statements. As a result of this acquisition, the Company now operates directly its Tommy Hilfiger business in this high-growth market.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company completed the sale of the building during 2016 for €15.0 million (approximately $16.7 million based on the exchange rate in effect on that date) and recorded a gain of $1.5 million, which represented the excess of the proceeds, less costs to sell, over the carrying value on that date. The gain was recorded in SG&A expenses in the Company’s Consolidated Income Statement during 2016 and was included in the Calvin Klein International segment.

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2017	2016
Land	$1.0	$1.1
Buildings and building improvements	55.3	57.4
Machinery, software and equipment	609.5	533.2
Furniture and fixtures	494.9	406.0
Shop-in-shops	208.6	164.1
Leasehold improvements	724.5	622.5
Construction in progress	35.9	30.0
Property, plant and equipment, gross	2,129.7	1,814.3
Less: Accumulated depreciation	(1,229.9)	(1,054.4)
Property, plant and equipment, net	$899.8	$759.9

Construction in progress at February 4, 2018 and January 29, 2017 represents costs incurred for machinery, software and equipment, furniture and fixtures, and leasehold improvements not yet placed in use. Construction in progress at February 4, 2018 principally related to upgrades and enhancements to operating, supply chain and logistics systems. Construction in progress at January 29, 2017 principally related to the construction of retail stores. Interest costs capitalized in construction in progress were immaterial during 2017, 2016 and 2015.

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

The Company made net payments of $21.0 million (of which $20.2 million was placed into an escrow account prior to the end of 2014) to PVH Australia during 2015 to contribute its share of the joint venture funding for the period.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company received dividends of $3.1 million and $1.5 million from PVH Australia during 2017 and 2016, respectively.

Gazal

The Company acquired approximately 10% of the outstanding capital stock of Gazal Corporation Limited (“Gazal”), which is listed on the Australian Securities Exchange, in 2016 for $9.2 million. The Company acquired additional capital stock for $7.5 million during the fourth quarter of 2017, increasing its ownership interest in Gazal to approximately 20%. The Company is deemed to have significant influence with respect to this investment, which is being accounted for under the equity method of accounting. Gazal is the Company’s joint venture partner in PVH Australia.

The Company received dividends of $0.6 million from Gazal during 2017.

CK India

The Company acquired a 51% economic interest in a joint venture, Calvin Klein Arvind Fashion Private Limited (“CK India”) in 2013. The Company sold 1% of its interest for $0.4 million during the fourth quarter of 2017, decreasing its economic interest in CK India to 50%. Prior to the sale, the Company was not deemed to hold a controlling interest in CK India as the shareholders agreement provided the partners with equal rights. This investment is being accounted for under the equity method of accounting. CK India licenses from a subsidiary of the Company the rights to the CALVIN KLEIN trademarks in India for certain product categories.

The Company made payments of $1.6 million, $1.5 million and $4.0 million to CK India during 2017, 2016 and 2015, respectively, to contribute its share of the joint venture funding.

TH India

The Company owns a 50% economic interest in a joint venture, Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from a subsidiary of the Company the rights to the TOMMY HILFIGER trademarks in India for certain product categories. This investment is being accounted for under the equity method of accounting. Arvind, the Company’s joint venture partner in PVH Ethiopia and CK India, is also the Company’s joint venture partner in TH India.

The Company made payments of $2.7 million to TH India during 2017 to contribute its share of the joint venture funding.

TH Brazil

The Company acquired a 40% economic interest in a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”) in 2012. The Company acquired approximately 1% additional interest for $0.3 million during the fourth quarter of 2017, increasing its economic interest in TH Brazil to approximately 41%. TH Brazil licenses from a subsidiary of the Company the rights to the TOMMY HILFIGER trademarks in Brazil for certain product categories. This investment is being accounted for under the equity method of accounting.

The Company made payments of $2.5 million, $1.5 million and $1.6 million to TH Brazil during 2017, 2016 and 2015, respectively, to contribute its share of the joint venture funding.

The Company issued a note receivable to TH Brazil in 2016 for $12.5 million, of which $6.2 million was repaid in 2016 and the remaining balance, including accrued interest, was repaid in 2017.

PVH Mexico

The Company and Grupo Axo, S.A.P.I. de C.V. (“Grupo Axo”) formed a joint venture (“PVH Mexico”) in 2016, in which the Company owns a 49% economic interest. PVH Mexico licenses from certain wholly owned subsidiaries of the Company the rights to distribute and sell certain CALVIN KLEIN, TOMMY HILFIGER, Warner’s, Olga and Speedo brand products in Mexico. PVH Mexico was formed by merging the Company’s wholly owned subsidiary that principally operated and managed the Calvin Klein business in Mexico (the “Mexico business”) with a wholly owned subsidiary of Grupo Axo that distributes

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

certain TOMMY HILFIGER brand products in Mexico. In connection with the formation of PVH Mexico, the Company deconsolidated the Mexico business (the “Mexico deconsolidation”) and began accounting for its 49% interest under the equity method of accounting in 2016.

In connection with the Mexico deconsolidation, the Company recorded a pre-tax noncash loss of $81.8 million in 2016 (including $56.7 million related to foreign currency translation adjustment losses previously recorded in AOCL) to write down the net assets of the Mexico business to fair value. The loss was included in other noncash gain, net in the Company’s Consolidated Income Statement for 2016. The fair value of the net assets of $64.3 million was estimated as the fair value of the 49% interest in PVH Mexico that the Company acquired upon its formation, based on future operating cash flow projections that were discounted at a rate of 15.0%, which accounted for the relative risks of the estimated future cash flows. Such fair value also included an estimated discount for a lack of marketability of 10.0%. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs.

The Company made payments of $7.3 million to PVH Mexico during 2016 to contribute its share of the joint venture funding.

Karl Lagerfeld
The Company owns an economic interest of approximately 8% in the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”). The Company is deemed to have significant influence with respect to this investment, which is being accounted for under the equity method of accounting.

Total Investments in Unconsolidated Affiliates

Included in other assets in the Company’s Consolidated Balance Sheets was $208.4 million as of February 4, 2018 and $180.0 million as of January 29, 2017 (of which $7.0 million was related to the note receivable due from TH Brazil) related to these investments in unconsolidated affiliates.

6.      REDEEMABLE NON-CONTROLLING INTEREST

The Company and Arvind formed PVH Ethiopia, in which the Company owns a 75% interest, during 2016. The Company has consolidated PVH Ethiopia in its consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that produces finished products for the Company for distribution primarily in the United States. The manufacturing facility began operations in the first half of 2017.

The shareholders agreement governing PVH Ethiopia (the “Shareholders Agreement”) contains a put option under which Arvind can require the Company to purchase all of its shares in the joint venture during various future periods as specified in the Shareholders Agreement. The first such period immediately precedes the ninth anniversary of the date of incorporation of PVH Ethiopia. The Shareholders Agreement also contains call options under which the Company can require Arvind to sell to the Company (i) all or a portion of its shares during various future periods as specified in the Shareholders Agreement; (ii) all of its shares in the event of a change of control of Arvind; or (iii) all of its shares in the event that Arvind ceases to hold at least 10% of the outstanding shares. The Company’s first call option referred to in clause (i) immediately follows the fifth anniversary of the date of incorporation of PVH Ethiopia. The put and call prices are the fair market value of the shares on the redemption date based upon a multiple of PVH Ethiopia’s earnings before interest, taxes, depreciation and amortization for the prior 12 months, less PVH Ethiopia’s net debt.

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of PVH Ethiopia was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI, which is also its fair value, was $2.0 million as of both February 4, 2018 and January 29, 2017, as additional contributions of $1.7 million made by Arvind during 2017 for its proportionate share of PVH Ethiopia’s funding were offset by a net loss attributable to the RNCI for 2017 of $1.7 million.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment (please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 31, 2016
Goodwill, gross	$728.0	$841.5	$204.4	$1,208.4	$237.0	$11.9	$3,231.2
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	728.0	841.5	204.4	1,208.4	237.0	—	3,219.3
Contingent purchase price payments to Mr. Calvin Klein	31.3	21.3	—	—	—	—	52.6
TH China acquisition	—	—	—	258.6	—	—	258.6
Mexico deconsolidation	(20.5)	—	—	—	(1.0)	—	(21.5)
Currency translation and other	0.6	1.7	—	(41.2)	(0.2)	—	(39.1)
Balance as of January 29, 2017
Goodwill, gross	739.4	864.5	204.4	1,425.8	235.8	11.9	3,481.8
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	739.4	864.5	204.4	1,425.8	235.8	—	3,469.9
Contingent purchase price payments to Mr. Calvin Klein	34.2	23.1	—	—	—	—	57.3
True & Co. acquisition	5.4	4.8	—	—	10.7	—	20.9
Belgian acquisition	—	1.3	—	11.1	—	—	12.4
Currency translation and other	1.2	48.3	—	224.7	—	—	274.2
Balance as of February 4, 2018
Goodwill, gross	780.2	942.0	204.4	1,661.6	246.5	11.9	3,846.6
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$780.2	$942.0	$204.4	$1,661.6	$246.5	$—	$3,834.7

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

The Company is required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. Such payments are based on 1.15% of total worldwide net sales, as defined in the acquisition agreement (as amended), of products bearing any of the CALVIN KLEIN brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein have been made are wholesale sales by the Company and its licensees and other partners to retailers. The payments are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, the final payment due to Mr. Klein will be made in the second quarter of 2018.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s other intangible assets consisted of the following:

	2017			2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$324.7	$(169.4)	$155.3	$296.7	$(130.8)	$165.9
Order backlog	27.0	(27.0)	—	24.6	(24.6)	—
Reacquired license rights	550.7	(124.4)	426.3	524.7	(78.1)	446.6
Total intangible assets subject to amortization	902.4	(320.8)	581.6	846.0	(233.5)	612.5

Indefinite-lived intangible assets:
Tradenames	2,928.4	—	2,928.4	2,783.4	—	2,783.4
Perpetual license rights	204.7	—	204.7	203.9	—	203.9
Reacquired perpetual license rights	11.9	—	11.9	10.2	—	10.2
Total indefinite-lived intangible assets	3,145.0	—	3,145.0	2,997.5	—	2,997.5
Total other intangible assets	$4,047.4	$(320.8)	$3,726.6	$3,843.5	$(233.5)	$3,610.0

The gross carrying amount and accumulated amortization of certain intangible assets include the impact of changes in foreign currency exchange rates.

Amortization expense related to the Company’s intangible assets subject to amortization was $65.0 million and $86.2 million for 2017 and 2016, respectively.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets subject to amortization as of February 4, 2018 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2018	$65.7
2019	41.1
2020	41.0
2021	40.8
2022	38.5

8.      DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under its senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. The Company had no borrowings outstanding under these facilities as of February 4, 2018 and January 29, 2017. The maximum amount of revolving borrowings outstanding under these facilities during 2017 was $233.0 million.

Additionally, the Company has the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$91.1 million based on exchange rates in effect on February 4, 2018 and are utilized primarily to fund working capital needs. As of February 4, 2018 and January 29, 2017, the Company had $19.5 million and $19.1 million outstanding under these facilities, respectively. The weighted average interest rate on funds borrowed as of February 4, 2018 and January 29, 2017 was approximately 1.19% and 1.40%, respectively. The maximum amount of borrowings outstanding under these facilities during 2017 was $31.2 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2017	2016

Senior secured Term Loan A facility due 2021	$1,792.1	$2,039.9
4 1/2% senior unsecured notes due 2022	—	690.4
7 3/4% debentures due 2023	99.5	99.5
3 5/8% senior unsecured euro notes due 2024 (1)	430.8	367.5
3 1/8% senior unsecured euro notes due 2027 (1)	738.9	—
Total	3,061.3	3,197.3
Less: Current portion of long-term debt	—	—
Long-term debt	$3,061.3	$3,197.3

(1) The carrying amount of the Company’s senior unsecured euro notes includes the impact of changes of the United States dollar against the euro.

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of February 4, 2018 and January 29, 2017.

As of February 4, 2018, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Fiscal Year	Amount
2018	$—
2019	38.8
2020	234.7
2021	1,525.8
2022	—

Total debt repayments for the next five years exceed the carrying amount of the Company’s Term Loan A facility as of February 4, 2018 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of February 4, 2018, after taking into account the effect of the Company’s interest rate swap agreement discussed in the section entitled “2016 Senior Secured Credit Facilities,” which was in effect as of such date, approximately 60% of the Company’s long-term debt had a fixed interest rate, with the remainder at variable interest rates.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The senior secured revolving credit facilities also include amounts available for letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the senior secured revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of loans under the Term Loan A and the senior secured revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the senior secured revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2016 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2016 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

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

The Company had loans outstanding of $1,792.1 million, net of original issue discounts and debt issuance costs, under the Term Loan A facility, no borrowings outstanding under the senior secured revolving credit facilities and $22.6 million of outstanding letters of credit as of February 4, 2018.

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

The Company made payments of $250.0 million, $350.0 million and $350.0 million during 2017, 2016 and 2015, respectively, on its term loans under the 2016 facilities and 2014 facilities. As a result of the voluntary repayments made by the Company, as of February 4, 2018 the Company is not required to make a long-term debt repayment until December 2019.

The Company’s obligations under the 2016 facilities are guaranteed by substantially all of its existing and future direct and indirect United States subsidiaries, with certain exceptions. Obligations of the European borrower, PVH B.V., under the 2016 facilities are guaranteed by the Company, substantially all of the Company’s existing and future direct and indirect United States subsidiaries (with certain exceptions) and Tommy Hilfiger Europe B.V., one of the Company’s wholly owned subsidiaries. The Company and its United States subsidiary guarantors have pledged certain of their assets as security for the obligations under the 2016 facilities.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Canadian dollar-denominated borrowings under the 2016 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2016 facilities.

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

During the second quarter of 2017, the Company entered into an interest rate swap agreement for a two-year term commencing on February 20, 2018. The agreement was designed with the intended effect of converting an initial notional amount of $306.5 million of the Company’s variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in a one-month London interbank borrowing rate (“LIBOR”) is eliminated and the Company will pay a fixed rate of 1.566%, plus the current applicable margin.

During the second quarter of 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation to fixed rate debt. Such agreement remained outstanding with a notional amount of $548.6 million as of February 4, 2018. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR was eliminated and the Company paid a weighted average fixed rate of 1.924%, plus the current applicable margin. The agreement expired in February 2018.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	dispose of assets;

•	engage in transactions with affiliates;

•	enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends;

•	create liens on the Company’s assets or engage in sale/leaseback transactions; and

•	effect a consolidation or merger, or sell, transfer, or lease all or substantially all of the Company’s assets.

The 2016 facilities require the Company to comply with certain financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the 2016 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of its other debt. If the Company were unable to repay any such borrowings when due, the lenders could proceed against the Company’s collateral, which also secures some of its other indebtedness.

4 1/2% Senior Notes Due 2022

The Company had outstanding $700.0 million principal amount of 4 1/2% senior notes due December 15, 2022. The Company redeemed these notes on January 5, 2018 in connection with the issuance of €600.0 million euro-denominated principal amount of 3 1/8% senior notes due December 15, 2027, as discussed below. The Company paid a premium of $15.8 million to the holders of these notes in connection with the redemption. The Company also recorded debt extinguishment costs of $8.1 million to write-off previously capitalized debt issuance costs associated with these notes.

7 3/4% Debentures Due 2023

The Company has outstanding $100.0 million of debentures due November 15, 2023 that accrue interest at the rate of 7 3/4%. Pursuant to the indenture governing the debentures, the Company must maintain a certain level of stockholders’ equity in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the debentures.

3 5/8% Euro Senior Notes Due 2024

The Company issued on June 20, 2016 €350.0 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024. Interest on the notes is payable in euros. The Company paid €6.4 million (approximately $7.3 million based on exchange rates in effect on the payment date) of fees during 2016 in connection with the issuance of these notes, which are amortized over the term of the notes. The Company may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

The Company’s ability to create liens on the Company’s assets or engage in sale/leaseback transactions is restricted as defined in the indenture governing the notes.

3 1/8% Euro Senior Notes Due 2027

The Company issued on December 21, 2017 €600.0 million euro-denominated principal amount of 3 1/8% senior notes due December 15, 2027. Interest on the notes is payable in euros. The Company paid €8.7 million (approximately $10.3 million based on exchange rates in effect on the payment date) of fees during the fourth quarter of 2017 in connection with the issuance of these notes, which are amortized over the term of the notes. The Company may redeem some or all of these notes at any time prior to September 15, 2027 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after September 15, 2027 at their principal amount plus any accrued and unpaid interest.

The Company’s ability to create liens on the Company’s assets or engage in sale/leaseback transactions is restricted as defined in the indenture governing the notes.

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under the 2016 facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 7, “Goodwill and Other Intangible Assets.”

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of February 4, 2018, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

Interest paid was $120.2 million, $109.8 million and $104.9 million during 2017, 2016 and 2015, respectively.

9.      INCOME TAXES

The domestic and foreign components of (loss) income before (benefit) provision for income taxes were as follows:

(In millions)	2017	2016	2015
Domestic	$(102.0)	$60.9	$117.5
Foreign	612.2	613.3	530.0
Total	$510.2	$674.2	$647.5

The domestic loss before benefit for income taxes in 2017 is primarily attributable to the domestic portion of certain non-recurring costs incurred in 2017. Please see Note 19, “Segment Data,” for further discussion of these costs.

Taxes paid were $164.6 million, $85.3 million and $91.5 million in 2017, 2016 and 2015, respectively.

The (benefit) provision for income taxes attributable to income consisted of the following:

(In millions)	2017		2016	2015
Federal:
Current	$51.7		$(2.7)	$6.8
Deferred	(198.3)	(1)	(9.3)	(4.1)
State and local:
Current	3.5		(2.4)	6.4
Deferred	(7.8)		(0.9)	(22.2)
Foreign:
Current	143.5		129.3	70.6
Deferred	(18.5)		11.5	17.6
Total	$(25.9)		$125.5	$75.1

(1) Includes the impact of the Tax Legislation.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The (benefit) provision for income taxes for the years 2017, 2016 and 2015 was different from the amount computed by applying the statutory United States federal income tax rate to the underlying income as follows:

	2017		2016	2015
Statutory federal income tax rate	33.7%	(1)	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(1.1)%		0.4%	(1.3)%
Effects of international jurisdictions, including foreign tax credits	(20.3)%		(12.9)%	(15.0)%
Change in estimates for uncertain tax positions	(7.5)%		(3.7)%	(7.6)%
Change in valuation allowance	11.0%	(2)	(0.1)%	(0.2)%
Provisional one-time transition tax due to Tax Legislation	34.0%		—%	—%
Provisional remeasurement due to Tax Legislation	(51.9)%		—%	—%
Excess tax benefits related to stock-based compensation	(2.8)%	(3)	—%	—%
Other, net	(0.2)%		(0.1)%	0.7%
Effective income tax rate	(5.1)%		18.6%	11.6%

(1)
The United States statutory federal income tax rate changed from 35.0% to 21.0%, effective January 1, 2018, as a result of the Tax Legislation. The United States statutory federal income tax rate for 2017 is a blended rate of 33.7%.

(2)	Includes the recognition of a $38.5 million valuation allowance on the Company’s foreign tax credits as a result of the Tax Legislation.

(3)	Includes an excess tax benefit from the exercise of stock options by the Company’s Chief Executive Officer.

The Company files income tax returns in more than 40 international jurisdictions each year. All of the international jurisdictions in which the Company files tax returns, with the exception of Japan, had lower statutory tax rates than the United States statutory tax rate during 2015, 2016 and in 2017 prior to enactment of the Tax Legislation. A substantial amount of the Company’s earnings come from international operations, particularly in the Netherlands, Hong Kong, China and Canada. The lower statutory income tax rates in these jurisdictions, as compared to the United States statutory rate prior to the Tax Legislation, coupled with special rates levied on income from certain of the Company’s jurisdictional activities, significantly reduced the Company’s consolidated effective income tax rate during 2017, 2016 and 2015. The effects of international jurisdictions, including foreign tax credits, reflected in the above table for 2017, 2016 and 2015 included those taxes at statutory income tax rates and at special rates levied on income from certain jurisdictional activities. The Company expects to benefit from these special rates until 2023.

The Tax Legislation enacted on December 22, 2017 significantly revised the United States tax code by, among other things, (i) reducing the corporate income tax rate from 35% to 21%, effective January 1, 2018, (ii) imposing a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated and (iii) implementing a modified territorial tax system.

The Tax Legislation resulted in a one-time net tax benefit of $52.8 million recorded in the fourth quarter of 2017. The net tax benefit included a $265.0 million benefit primarily from the remeasurement of the Company’s net deferred tax liabilities to the lower United States corporate income tax rate, partially offset by a $38.5 million valuation allowance on the Company’s foreign tax credits and a $173.7 million transition tax on undistributed post-1986 earnings and profits of foreign subsidiaries deemed to be repatriated.

The Company’s estimates are provisional and subject to adjustment in 2018 under the measurement period allowed by the SEC. The Company expects to finalize its accounting related to the impacts of the Tax Legislation on the one-time transition tax liability, deferred taxes, valuation allowances, state tax considerations, and any remaining outside basis differences in the Company’s foreign subsidiaries during 2018. As the Company completes its analysis of the Tax Legislation, collects and prepares necessary data and interprets any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service and other standard-setting bodies, the Company may make adjustments during 2018 to the provisional amounts recorded in 2017.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Tax Legislation includes a provision to tax global intangible low-taxed income (“GILTI”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations for tax years beginning after December 31, 2017. The Company must make an accounting policy election to either record deferred taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company is currently in the process of analyzing the effects of the GILTI provisions and plans to make an accounting policy election within the measurement period allowed by the SEC; therefore, the Company has not recorded deferred taxes for GILTI as of February 4, 2018.

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2017	2016
Gross deferred tax assets
Tax loss and credit carryforwards	$247.0	$248.1
Employee compensation and benefits	72.2	88.7
Inventories	22.1	27.2
Accounts receivable	17.6	26.6
Accrued expenses	25.5	31.7
Derivative financial instruments	18.3	—
Other, net	8.7	0.0
Subtotal	411.4	422.3
Valuation allowances	(106.3)	(43.9)
Total gross deferred tax assets, net of valuation allowances	$305.1	$378.4
Gross deferred tax liabilities
Intangibles	$(898.9)	$(1,157.0)
Property, plant and equipment	(43.8)	(67.6)
Derivative financial instruments	—	(5.8)
Other, net	—	(8.3)
Total gross deferred tax liabilities	$(942.7)	$(1,238.7)
Net deferred tax liability	$(637.6)	$(860.3)

At the end of 2017, the Company had on a tax effected basis approximately $271.5 million of net operating loss and tax credit carryforwards available to offset future taxable income in various jurisdictions. This included net operating loss carryforwards of approximately $3.6 million and $54.2 million for federal and various state and local jurisdictions, respectively, and $30.4 million for various foreign jurisdictions. The Company also had federal and state tax credit and other carryforwards of $183.3 million. The carryforwards expire principally between 2018 and 2037.

The Company is in the process of evaluating the impact of the Tax Legislation on its permanent reinvestment assertion. Prior to the enactment of the Tax Legislation, the Company’s undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As substantially all of the Company’s earnings of foreign subsidiaries are deemed to have been repatriated as part of the one-time transition tax, no additional United States income taxes or foreign withholding taxes have been provided on these earnings. The Company will complete its evaluation within the measurement period allowed by the SEC and record the tax effects of any change in its assertion in the period that its analysis is completed and that it is able to make a reasonable estimate of any unrecognized tax liability related to its foreign investments, if practicable.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain tax positions activity for each of the last three years was as follows:

(In millions)	2017	2016	2015
Balance at beginning of year	$245.6	$226.8	$244.5
Increases related to prior year tax positions	15.4	2.8	4.3
Decreases related to prior year tax positions	(10.3)	(9.9)	(12.5)
Increases related to current year tax positions	79.7	52.0	40.0
Lapses in statute of limitations	(46.3)	(24.4)	(44.6)
Effects of foreign currency translation	13.0	(1.7)	(4.9)
Balance at end of year	$297.1	$245.6	$226.8

The entire amount of uncertain tax positions as of February 4, 2018, if recognized, would reduce the future effective tax rate under current accounting provisions.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statements for the years 2017, 2016 and 2015 totaled an expense of $0.9 million, an expense of $1.0 million and a benefit of $(0.9) million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of February 4, 2018, January 29, 2017 and January 31, 2016 totaled $29.8 million, $27.8 million and $27.6 million, respectively. The Company recorded its liabilities for uncertain tax positions principally in accrued expenses and other liabilities in its Consolidated Balance Sheets.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2005. It is reasonably possible that a reduction of uncertain tax positions in a range of $40.0 million to $50.0 million may occur within 12 months of February 4, 2018.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its term loans under the 2016 facilities. The Company has entered into interest rate swap agreements to hedge against a portion of this exposure. Please see Note 8, “Debt,” for further discussion of the Company’s facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively referred to as “cash flow hedges”). The changes in the fair value of the cash flow hedges are recorded in equity as a component of AOCL. The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges during 2017, 2016 and 2015.

Net Investment Hedges

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, during the fourth quarter of 2017 and the second quarter of 2016, the Company designated the carrying amounts of its €600.0 million euro-denominated principal amount of 3 1/8% senior notes due 2027 and €350.0 million euro-denominated principal amount of 3 5/8% senior notes due 2024, respectively, (collectively referred to as the “foreign currency borrowings”) that it had

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

issued in the United States as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 8, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as a net investment hedge, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as a net investment hedge were $1,226.7 million and $1,169.7 million, respectively, as of February 4, 2018 and $384.1 million and $367.5 million, respectively, as of January 29, 2017. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing. There was no ineffective portion of the net investment hedges during 2017 and 2016.

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

In addition, the Company has exposure to changes in foreign currency exchange rates related to the translation of the earnings of its subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company entered into several foreign currency option contracts during 2017 and 2016. These contracts represented the Company’s purchase of euro put/United States dollar call options and Chinese yuan renminbi put/United States dollar call options. In connection with the foreign currency option contracts, the Company paid total cash premiums of $1.6 million and $2.3 million during 2017 and 2016, respectively. As of February 4, 2018, all foreign currency option contracts have expired.

The Company’s foreign currency option contracts were also undesignated contracts. As such, the changes in the fair value of these foreign currency option contracts were immediately recognized in earnings. This mitigated, to an extent, the effect of any strengthening of the United States dollar against the euro and Chinese yuan renminbi on the reporting of the Company’s euro-denominated and Chinese yuan renminbi-denominated earnings, respectively.

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets				Liabilities
	2017		2016		2017		2016
	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$0.9	$0.1	$25.0	$0.1	62.4	$4.1	$2.0	$0.6
Interest rate swap agreements	1.1	1.3	—	—	0.1	—	7.0	0.1
Total contracts designated as cash flow hedges	2.0	1.4	25.0	0.1	62.5	4.1	9.0	0.7
Undesignated contracts:
Foreign currency forward exchange contracts	0.5	—	0.8	—	0.9	—	0.0	—
Foreign currency option contracts	—	—	3.2	—	—	—	—	—
Total undesignated contracts	0.5	—	4.0	—	0.9	—	0.0	—
Total	$2.5	$1.4	$29.0	$0.1	$63.4	$4.1	$9.0	$0.7

The notional amount outstanding of foreign currency forward exchange contracts was $1,002.9 million at February 4, 2018. Such contracts expire principally between February 2018 and July 2019.

The following table summarizes the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive Income (Loss)		(Loss) Gain Reclassified from AOCL into (Expense) Income

(In millions)			Location	Amount
	2017	2016		2017	2016
Foreign currency forward exchange contracts (inventory purchases)	$(122.0)	$2.4	Cost of goods sold	$(13.6)	$14.0
Interest rate swap agreements	3.2	1.4	Interest expense	(6.2)	(12.1)
Foreign currency borrowings (net investment hedge)	(99.5)	22.7	N/A	—	—
Total	$(218.3)	$26.5		$(19.8)	$1.9

A net loss in AOCL on foreign currency forward exchange contracts at February 4, 2018 of $72.1 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net gain in AOCL for interest rate swap agreements at February 4, 2018 of $1.0 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Income Statements:

	(Loss) Gain Recognized in (Expense) Income
(In millions)	2017	2016
Foreign currency forward exchange contracts	$(4.6)	$(1.2)
Foreign currency option contracts	(4.3)	0.9

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of February 4, 2018.

11.    FAIR VALUE MEASUREMENTS

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	2017				2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$1.5	N/A	$1.5	N/A	$25.9	N/A	$25.9
Interest rate swap agreements	N/A	2.4	N/A	2.4	N/A	—	N/A	—
Foreign currency option contracts	N/A	N/A	N/A	N/A	N/A	3.2	N/A	3.2
Total Assets	N/A	$3.9	N/A	$3.9	N/A	$29.1	N/A	$29.1

Liabilities:
Foreign currency forward exchange contracts	N/A	$67.4	N/A	$67.4	N/A	$2.6	N/A	$2.6
Interest rate swap agreements	N/A	0.1	N/A	0.1	N/A	7.1	N/A	7.1
Contingent purchase price payments related to reacquisition of the perpetual rights to the TOMMY HILFIGER trademarks in India	N/A	N/A	N/A	N/A	N/A	N/A	$1.6	1.6
Total Liabilities	N/A	$67.5	N/A	$67.5	N/A	$9.7	$1.6	$11.3

The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the interest rate swap agreements is based on observable interest rate yield curves and represents the expected discounted cash flows underlying the financial instruments. The fair value of the foreign currency option contracts was estimated based on external valuation models, which used the original strike price, current foreign currency exchange rates, the implied volatility in foreign currency exchange rates and length of time to expiration as inputs.

Pursuant to the agreement governing the reacquisition of the rights in India to the TOMMY HILFIGER trademarks (which the Company entered into in September 2011 in connection with its acquisition of its 50% ownership in its joint venture for TOMMY HILFIGER in India), the Company was required to make annual contingent purchase price payments based on a percentage of sales of TOMMY HILFIGER products in India in excess of an agreed upon threshold during each of six consecutive 12-month periods, with the final payment made in the third quarter of 2017. The Company made annual contingent purchase price payments of $0.8 million, $0.6 million and $0.6 million during 2017, 2016 and 2015, respectively. The Company was required to remeasure this liability at fair value on a recurring basis and classified this as a Level 3 measurement. The fair value of such liability was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value were included within SG&A expenses in the Company’s Consolidated Income Statements.

The following table presents the change in the Level 3 contingent purchase price payment liability during 2017 and 2016:

(In millions)	2017	2016
Beginning Balance	$1.6	$2.2
Payments	(0.8)	(0.6)
Adjustments included in earnings	(0.8)	—
Ending Balance	$—	$1.6

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis (consisting of property, plant and equipment) during 2017, 2016 and 2015, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
2017	N/A	N/A	$0.6	$0.6	$7.5
2016	N/A	N/A	0.4	0.4	10.1
2015	N/A	N/A	1.4	1.4	11.4

Long-lived assets with carrying amounts of $8.1 million, $10.5 million and $12.8 million were written down to fair values of $0.6 million, $0.4 million and $1.4 million during 2017, 2016 and 2015, respectively, in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The $7.5 million impairment charge recorded in 2017 was included in SG&A expenses, of which $1.8 million was recorded in the Calvin Klein North America segment, $3.4 million was recorded in the Calvin Klein International segment, $0.4 million was recorded in the Tommy Hilfiger North America segment and $1.9 million was recorded in the Tommy Hilfiger International segment. The $10.1 million impairment charge recorded in 2016 was included in SG&A expenses, of which $1.0 million was recorded in the Calvin Klein North America segment, $3.7 million was recorded in the Calvin Klein International segment, $1.4 million was recorded in the Tommy Hilfiger North America segment and $4.0 million was recorded in the Tommy Hilfiger International segment. The $11.4 million impairment charge recorded in 2015 was included in SG&A expenses, of which $2.0 million was recorded in the Calvin Klein North America segment, $3.1 million was recorded in the Calvin Klein International segment and $6.3 million was recorded in the Tommy Hilfiger International segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

(In millions)	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$493.9	$493.9	$730.1	$730.1
Short-term borrowings	19.5	19.5	19.1	19.1
Long-term debt	3,061.3	3,140.9	3,197.3	3,248.7

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

12.      RETIREMENT AND BENEFIT PLANS

The Company has five qualified defined benefit pension plans as of February 4, 2018 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five noncontributory plans as its “Pension Plans.”

The Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) for each of the last two years were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2017	2016	2017	2016	2017	2016
Balance at beginning of year	$627.5	$651.7	$87.6	$88.6	$11.4	$15.8
Service cost	26.3	24.4	4.5	4.3	—	—
Interest cost	25.7	29.8	3.8	3.9	0.4	0.5
Benefit payments	(29.4)	(75.6)	(5.1)	(8.5)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(1.6)	(1.9)
Plan curtailments	(0.3)	—	—	—	—	—
Plan settlements	(65.3)	—	—	—	—	—
Medicare subsidy	—	—	—	—	0.0	0.0
Actuarial loss (gain)	63.5	(2.8)	6.1	(0.7)	0.3	(3.0)
Balance at end of year	$648.0	$627.5	$96.9	$87.6	$10.5	$11.4

The actuarial losses in 2017 were due principally to decreases in the discount rates.

In 2017, the Company completed the purchase of a group annuity using assets from the Pension Plans. Under the group annuity, the accrued pension obligations for approximately 4,000 retiree participants who had deferred vested benefits under the Pension Plans were transferred to an insurer. As a result, the Company recognized a loss of $9.4 million, which was recorded in SG&A expenses in the Company’s Consolidated Income Statement for 2017. The amount of the pension benefit obligation settled was $65.3 million.

In 2016, benefit payments from the Pension Plans included lump sum payments, as certain vested participants, whose employment had been terminated, were offered an opportunity to elect a lump sum payment of their accrued pension benefit from the Pension Plans. Such payments totaling $44.8 million were made in 2016 using assets from the Pension Plans and satisfied the Company’s remaining benefit obligations for these participants.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliations of the fair value of the assets held by the Pension Plans and the funded status for each of the last two years were as follows:

(In millions)	2017	2016
Fair value of plan assets at beginning of year	$659.5	$567.4
Actual return, net of plan expenses	95.5	67.7
Benefit payments	(29.4)	(75.6)
Plan settlements	(65.3)	—
Company contributions	0.3	100.0
Fair value of plan assets at end of year	$660.6	$659.5
Funded status at end of year	$12.6	$32.0

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2017	2016	2017	2016	2017	2016
Non-current assets	$19.1	$32.6	$—	$—	$—	$—
Current liabilities	—	—	(7.4)	(8.5)	(1.4)	(1.5)
Non-current liabilities	(6.5)	(0.6)	(89.5)	(79.1)	(9.1)	(9.9)
Net amount recognized	$12.6	$32.0	$(96.9)	$(87.6)	$(10.5)	$(11.4)

The components of net benefit cost recognized in SG&A expenses in each of the last three years were as follows:

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost, including plan expenses	$27.3	$25.2	$30.6	$4.5	$4.4	$5.6	$—	$—	$—
Interest cost	25.7	29.8	27.8	3.8	3.9	3.7	0.4	0.5	0.6
Actuarial (gain) loss	(3.9)	(35.4)	(10.1)	6.1	(0.7)	(9.1)	0.3	(3.0)	(1.0)
Expected return on plan assets	(38.6)	(35.9)	(42.5)	—	—	—	—	—	—
Amortization of prior service cost (credit)	0.1	0.0	0.0	(0.0)	(0.1)	(0.1)	—	(0.3)	(0.4)
Curtailment gain	(0.3)	—	—	—	—	—	—	—	—
Settlement loss	9.4	—	—	—	—	—	—	—	—
Total	$19.7	$(16.3)	$5.8	$14.4	$7.5	$0.1	$0.7	$(2.8)	$(0.8)

The actuarial losses in 2017 were due principally to decreases in the discount rates. For the Pension Plans, these losses were more than offset by the actuarial gain as a result of the difference between the actual and expected returns on plan assets.

Amortization of prior service credits recognized in other comprehensive income (loss) for Pension Plans, SERP Plans, and Postretirement Plans was immaterial during 2017, 2016 and 2015.

Pre-tax amounts in AOCL that had not yet been recognized as components of net benefit cost in the Pension Plans, SERP Plans and Postretirement Plans were immaterial as of February 4, 2018 and January 29, 2017.

Pre-tax amounts in AOCL as of February 4, 2018 expected to be recognized as components of net benefit cost in 2018 in the Pension Plans, SERP Plans and Postretirement Plans were immaterial.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accumulated benefit obligation (Pension Plans and SERP Plans) for each of the last two years were as follows:

	Pension Plans		SERP Plans
(In millions)	2017	2016	2017	2016
Accumulated benefit obligation	$595.6	$586.0	$79.6	$71.9

In 2017, two of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. In 2016, two of the Company’s Pension Plans had projected benefit obligations in excess of plan assets and one of the Company’s Pension Plans had an accumulated benefit obligation in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2017	2016
Number of plans with projected benefit obligations in excess of plan assets	2	2
Aggregate projected benefit obligation	$41.6	$34.6
Aggregate fair value of related plan assets	$35.1	$34.0

Number of plans with accumulated benefit obligations in excess of plan assets	2	1
Aggregate accumulated benefit obligation	$37.4	$3.3
Aggregate fair value of related plan assets	$35.1	$3.1

In 2017 and 2016, all of the Company’s SERP Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets as the plans are unfunded.

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2017	2016	2015
Discount rate (applies to Pension Plans and SERP Plans)	4.08%	4.59%	4.72%
Discount rate (applies to Postretirement Plans)	3.91%	4.04%	4.28%
Rate of increase in compensation levels (applies to Pension Plans)	4.24%	4.27%	4.22%
Expected long-term rate of return on assets (applies to Pension Plans)	6.00%	6.50%	6.50%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation.

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while controlling future contributions. The investment policy aims to earn a reasonable rate of return while minimizing the risk of large losses. Assets are diversified by asset class in order to reduce volatility of overall results from year to year and to take advantage of various investment opportunities. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the majority of the Pension Plans as of February 4, 2018 was approximately 40% United States equities, 20% international equities and 40% fixed income investments and cash. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds, collective funds and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with the fair value hierarchy described in Note 11, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Pension Plans for each major category as of February 4, 2018 and January 29, 2017:

(In millions)		Fair Value Measurements as of February 4, 2018(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$179.8	$179.8	$—	$—
International equities(2)	13.0	13.0	—	—
United States equity fund(3)	58.9	—	58.9	—
International equity funds(4)	140.0	65.6	74.4	—
Fixed income securities:
Government securities(5)	58.1	—	58.1	—
Corporate securities(5)	183.3	—	183.3	—
Short-term investment funds(6)	18.4	—	18.4	—
Total return mutual fund(7)	6.6	6.6	—	—
Subtotal	$658.1	$265.0	$393.1	$—
Other assets and liabilities(8)	2.5
Total	$660.6

(In millions)		Fair Value Measurements as of January 29, 2017(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$193.0	$193.0	$—	$—
International equities(2)	12.2	12.2	—	—
United States equity fund(3)	51.6	—	51.6	—
International equity funds(4)	130.5	70.4	60.1	—
Fixed income securities:
Government securities(5)	63.3	—	63.3	—
Corporate securities(5)	181.0	—	181.0	—
Short-term investment funds(6)	18.9	—	18.9	—
Total return mutual fund(7)	5.6	5.6	—	—
Subtotal	$656.1	$281.2	$374.9	$—
Other assets and liabilities(8)	3.4
Total	$659.5

(1)
The Company uses third party pricing services to determine the fair values of the financial instruments held by the Pension Plans. The Company obtains an understanding of the pricing services’ valuation methodologies and related inputs and validates a sample of prices provided by the pricing services by reviewing prices from other pricing sources

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and analyzing pricing data in certain instances. The Company has not adjusted any prices received from the third party pricing services.

(2)	Valued at the closing price or unadjusted quoted price in the active market in which the individual securities are traded.

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

(5)
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

(7)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This mutual fund invests in both equity securities and fixed income securities.

(8)	This category includes other pension assets and liabilities such as pending trades and accrued income.

The Company believes that there are no significant concentrations of risk within the plan assets as of February 4, 2018.

Currently, the Company does not expect to make any material contributions to the Pension Plans in 2018. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Postretirement Plans are as follows:

(In millions)
Fiscal Year	Pension Plans	SERP Plans	Postretirement Plans
2018	$24.7	$7.4	$1.4
2019	25.3	7.3	1.3
2020	26.0	8.1	1.2
2021	26.9	8.4	1.1
2022	28.0	11.0	1.0
2023-2027	157.1	48.0	3.8

A 1% change in the assumed medical health care cost trend rate for the Postretirement Plans would not have a material impact on the Company’s net benefit cost for 2017 or the accumulated benefit obligation at February 4, 2018.

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees in the United States who elect to participate. The Company matches a portion of employee contributions to the plans. The Company also has a defined contribution plan for certain employees associated with certain businesses acquired in the Tommy Hilfiger acquisition, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $22.1 million, $19.7 million and $18.2 million in 2017, 2016 and 2015, respectively.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    STOCK-BASED COMPENSATION

The Company grants stock-based awards under its 2006 Stock Incentive Plan (the “2006 Plan”). Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the 2006 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; (vii) performance share units (“PSUs”); and (viii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines. Awards granted under the 2006 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets.

Through February 4, 2018, the Company has granted under the 2006 Plan (i) service-based non-qualified stock options (“stock options”), RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. All restricted stock granted by the Company was fully vested at the end of 2015.

According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying a RSU or PSU reduces the number available by two shares. Total shares available for grant at February 4, 2018 amounted to 5.8 million shares.

Net income for 2017, 2016 and 2015 included $44.9 million, $38.2 million and $42.0 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $8.8 million, $11.5 million and $10.7 million, respectively.

Effective the first quarter of 2017, the Company adopted an update to accounting guidance that simplifies several aspects of accounting for share-based payment award transactions, which resulted in the Company’s election to recognize forfeitures as they occur rather than continue to estimate expected forfeitures in determining compensation expense. This accounting change was applied on a modified retrospective basis and resulted in a cumulative-effect adjustment to decrease beginning retained earnings by $0.8 million, with an offsetting increase to additional paid in capital of $1.1 million and an increase to deferred tax assets of $0.3 million. Please see Note 1, “Summary of Significant Accounting Policies,” for further discussion.

The Company receives a tax deduction for certain transactions associated with its stock-based plan awards. The actual income tax benefits realized from these transactions in 2017, 2016 and 2015 were $27.2 million, $6.6 million and $10.2 million, respectively. As a result of the Company’s adoption of the update discussed above, the Company recognized a net excess tax benefit of $15.4 million related to share-based payments in its provision for income taxes in 2017. Prior to the adoption of this update, the Company recognized excess tax benefits or tax deficiencies in equity as a component of additional paid in capital. Such amounts were a net excess tax deficiency of $7.2 million in 2016 and a net excess tax benefit of $4.8 million in 2015.

Stock Options

Stock options granted to employees are generally exercisable in four equal annual installments commencing one year after the date of grant. The underlying stock option award agreements generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). Such stock options are granted with a 10-year term and the per share exercise price cannot be less than the closing price of the common stock on the date of grant.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ vesting periods.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summarizes the assumptions used to estimate the fair value of stock options granted during 2017, 2016 and 2015:

	2017	2016	2015
Weighted average risk-free interest rate	2.10%	1.45%	1.54%
Weighted average expected stock option term (in years)	6.25	6.25	6.25
Weighted average Company volatility	29.46%	34.54%	36.26%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per stock option	$33.50	$35.62	$40.20

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends are based on the Company’s common stock cash dividend rate at the date of grant.

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Stock option activity for the year was as follows:

(In thousands, except years and per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 29, 2017	1,466	$75.74	5.3	$34,996
Granted	142	101.94
Exercised	671	44.32
Cancelled	16	105.98
Outstanding at February 4, 2018	921	$102.18	6.6	$45,020
Exercisable at February 4, 2018	501	$100.93	5.3	$25,109

The aggregate grant date fair value of stock options granted during 2017, 2016 and 2015 was $4.8 million, $8.4 million and $7.0 million, respectively.

The aggregate grant date fair value of stock options that vested during 2017, 2016 and 2015 was $7.2 million, $6.9 million and $7.2 million, respectively.

The aggregate intrinsic value of stock options exercised was $56.9 million, $6.9 million and $8.4 million in 2017, 2016 and 2015, respectively.

At February 4, 2018, there was $8.9 million of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ vesting periods.

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 29, 2017	812	$105.96
Granted	445	103.28
Vested	263	109.04
Cancelled	77	104.48
Non-vested at February 4, 2018	917	$103.90

The aggregate grant date fair value of RSUs granted during 2017, 2016 and 2015 was $46.0 million, $38.8 million and $31.7 million, respectively. The aggregate grant date fair value of RSUs vested during 2017, 2016 and 2015 was $28.7 million, $17.3 million and $18.1 million, respectively.

At February 4, 2018, there was $54.7 million of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

Performance Share Units

The Company granted contingently issuable PSUs to certain of the Company’s senior executives during 2017, 2016 and 2015 subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted in 2017, 2016 and 2015 was established for each grant on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.49%	1.04%	0.90%
Expected Company volatility	31.29%	28.33%	29.10%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per PSU	$96.81	$87.16	$101.23

Certain of the awards granted in 2017 and 2016 are subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 12.67% and 12.99%, respectively, for the restriction of liquidity, which was calculated using the Chaffe model.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

PSU activity for the year was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 29, 2017	125	$92.32
Granted	72	96.81
Vested	—	—
Cancelled	—	—
Non-vested at February 4, 2018	197	$93.97

The aggregate grant date fair value of PSUs granted during 2017, 2016 and 2015 was $7.0 million, $6.9 million and $4.6 million, respectively. No PSUs vested in 2017. The aggregate grant date fair value of PSUs that vested during 2016 and 2015 was $3.0 million and $4.8 million, respectively. PSUs in the above table are subject to market conditions. As such, they are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that will actually be earned.

At February 4, 2018, there was $7.7 million of unrecognized pre-tax compensation expense related to non-vested PSUs, which is expected to be recognized over a weighted average period of 1.8 years.

14.    STOCKHOLDERS’ EQUITY

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

During 2017, 2016 and 2015, the Company purchased 2.2 million, 3.2 million and 1.3 million shares, respectively, of its common stock under the program in open market transactions for $250.4 million, $315.1 million and $126.2 million, respectively. As of February 4, 2018, the repurchased shares were held as treasury stock and $558.3 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, RSUs and PSUs to satisfy tax withholding requirements.

Common Stock Dividends

The Company paid four $0.0375 per share cash dividends on its common stock during each of 2017, 2016 and 2015.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance at January 31, 2016	$(730.4)		$26.2	$(704.2)
Other comprehensive (loss) income before reclassifications	(64.0)	(1)	5.2	(58.8)
Less: Amounts reclassified from AOCL	(56.7)	(2)	4.5	(52.2)
Other comprehensive (loss) income	(7.3)		0.7	(6.6)
Balance at January 29, 2017	$(737.7)		$26.9	$(710.8)
Other comprehensive income (loss) before reclassifications	490.5	(3)	(116.0)	374.5
Less: Amounts reclassified from AOCL	—		(16.9)	(16.9)
Other comprehensive income (loss)	490.5		(99.1)	391.4
Impact of the Tax Legislation (4)	(2.2)		0.1	(2.1)
Balance at February 4, 2018	$(249.4)		$(72.1)	$(321.5)

The following table presents reclassifications from AOCL to earnings:

(In millions)	Amount Reclassified from AOCL			Affected Line Item in the Company’s Consolidated Income Statements
	2017	2016
Realized (loss) gain on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$(13.6)	$14.0		Cost of goods sold
Interest rate swap agreements	(6.2)	(12.1)		Interest expense
Less: Tax effect	(2.9)	(2.6)		Income tax (benefit) expense
Total, net of tax	$(16.9)	$4.5

Foreign currency translation adjustments:
Mexico deconsolidation	$—	$(56.7)	(2)	Other noncash gain, net
Less: Tax effect	—	—		Income tax (benefit) expense
Total, net of tax	$—	$(56.7)

(1)	Foreign currency translation adjustments included a net gain on net investment hedge of $14.1 million in 2016.

(2)
Foreign currency translation adjustment losses were reclassified from AOCL during 2016 in connection with the Mexico deconsolidation. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

(3)	Foreign currency translation adjustments included a net loss on net investment hedges of $70.8 million in 2017.

(4)
The stranded tax effects resulting from the Tax Legislation were reclassified from AOCL to retained earnings as a result of the Company’s adoption of an update to accounting guidance in the fourth quarter of 2017. Please see Note 1, “Summary of Significant Accounting Policies,” for further discussion.

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

At February 4, 2018, minimum annual rental commitments under non-cancelable leases were as follows:

(In millions)	Capital Leases	Operating Leases	Total
2018	$5.1	$481.9	$487.0
2019	4.0	426.8	430.8
2020	2.9	358.1	361.0
2021	2.4	292.8	295.2
2022	0.7	243.1	243.8
Thereafter	3.3	738.7	742.0
Total minimum lease payments	$18.4	$2,541.4	$2,559.8
Less: Amount representing interest	(2.4)
Present value of net minimum capital lease payments	$16.0

The Company’s retail location leases represent $1,655.0 million of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $447.8 million of the total minimum lease payments. The Company’s Europe headquarters and showrooms, the largest of which are located in Amsterdam, the Netherlands, represent $205.6 million of the total minimum lease payments.

Aggregate future minimum rentals to be received under non-cancelable capital and operating subleases were $1.0 million and $13.3 million, respectively, at February 4, 2018.

Rent expense was as follows:

(In millions)	2017	2016	2015
Minimum	$470.6	$437.0	$413.8
Percentage and other	152.7	143.0	146.7
Less: Sublease rental income	(1.8)	(4.9)	(4.6)
Total	$621.5	$575.1	$555.9

The gross book value of assets under capital leases, which are classified within property, plant and equipment in the Company’s Consolidated Balance Sheets, amounted to $34.5 million and $30.1 million as of February 4, 2018 and January 29, 2017, respectively. Accumulated amortization related to assets under capital leases amounted to $18.8 million and $13.5 million as of February 4, 2018 and January 29, 2017, respectively. The Company includes amortization of assets under capital leases in depreciation and amortization expense. The Company did not incur any expense in percentage rentals under capital leases during 2017 or 2016.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

(In millions, except per share data)	2017	2016	2015
Net income attributable to PVH Corp.	$537.8	$549.0	$572.4

Weighted average common shares outstanding for basic net income per common share	77.6	80.2	82.4
Weighted average impact of dilutive securities	1.0	0.7	0.7
Total shares for diluted net income per common share	78.6	80.9	83.1

Basic net income per common share attributable to PVH Corp.	$6.93	$6.84	$6.95

Diluted net income per common share attributable to PVH Corp.	$6.84	$6.79	$6.89

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

(In millions)	2017	2016	2015
Weighted average potentially dilutive securities	0.5	0.8	0.6

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of February 4, 2018, January 29, 2017 and January 31, 2016 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.1 million, 0.3 million and 0.9 million as of February 4, 2018, January 29, 2017 and January 31, 2016, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

18.    NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Company’s Consolidated Statement of Cash Flows for 2017 were capital expenditures related to property, plant and equipment of $41.9 million, which will not be paid until 2018. The Company paid $35.6 million in cash during 2017 related to property, plant and equipment that was acquired in 2016. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2016. The Company paid $24.5 million in cash during 2016 related to property, plant and equipment that was acquired in 2015. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2015.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for 2017, 2016 and 2015 were $3.6 million, $6.8 million and $4.3 million, respectively, of assets acquired through capital leases.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statement of Cash Flows for 2015 was $4.1 million of leasehold improvements paid for directly by the lessor as a lease incentive to the Company.

The Company recorded increases to goodwill of $57.3 million, $52.6 million and $51.7 million during 2017, 2016 and 2015, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during 2017, 2016 and 2015, the Company paid $55.6 million, $53.1 million and $50.7 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

The Company completed the Belgian acquisition during the third quarter of 2017. Omitted from business acquisitions, net of cash acquired in the Company’s Consolidated Statement of Cash Flows for 2017 was a $1.9 million payable for the portion of the acquisition consideration expected to be paid in the first quarter of 2018.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for 2017 were $1.5 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of February 4, 2018.

The Company recorded a loss of $8.1 million during 2017 to write-off previously capitalized debt issuance costs in connection with the early redemption of its 4 1/2% senior notes due 2022.

The Company recorded a loss of $11.2 million during 2016 to write-off previously capitalized debt issuance costs in connection with the amendment of its credit facilities.

The Company completed the TH China acquisition during 2016. Included in the acquisition consideration was the elimination of a $2.8 million pre-acquisition receivable owed to the Company by TH China.

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

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale in the United States and Canada, primarily to department and specialty stores and digital commerce sites operated by key department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers, and digital commerce sites in the United States and Canada, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of product categories in North America. This segment also includes, since December 2016, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Calvin Klein business.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores, digital commerce sites operated by key department store customers and pure play digital commerce retailers, distributors and franchisees; (ii) operating retail stores and digital commerce sites in Europe, Asia and Brazil, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated foreign affiliate in Australia relating to the affiliate’s Calvin Klein business and its unconsolidated Calvin Klein foreign affiliate in India.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores, principally Macy’s, Inc. and Hudson’s Bay Company, as well as digital commerce sites operated by these department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of product categories in North America. This segment also includes, since December 2016, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Tommy Hilfiger business.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe and China, primarily to department and specialty stores, digital commerce sites operated by key department store customers and pure play digital commerce retailers, distributors and franchisees; (ii) operating retail stores in Europe, China and Japan and international digital commerce sites, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated Tommy Hilfiger foreign affiliates in Brazil and India and its unconsolidated foreign affiliate in Australia relating to the affiliate’s Tommy Hilfiger business. This segment included the Company’s proportionate share of the net income or loss of its investment in TH China until April 13, 2016, on which date the Company began to consolidate the operations as a wholly owned subsidiary of the Company in conjunction with the TH China acquisition. Please see Note 2, “Acquisitions,” for further discussion.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs and mass market and off-price retailers, as well as digital commerce sites operated by select wholesale partners and pure play digital commerce retailers in North America of (i) dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, pool and deck footwear, and swim-related products and accessories under the brand name Speedo; and (iv) women’s intimate apparel, shapewear and loungewear under the brand names Warner’s and Olga. This segment also derives revenue from Company operated digital commerce sites in the United States through SpeedoUSA.com and, since March 30, 2017, TrueandCo.com. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated foreign affiliates in Australia and, since December 2016, in Mexico relating to the affiliates’ Heritage Brands businesses.

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada, which primarily sell apparel, accessories and related products. A majority of the Company’s Heritage Brands stores offer a broad selection of Van Heusen men’s and women’s apparel, along with a limited selection of the Company’s dress shirt and neckwear offerings, and IZOD Golf, Warner’s and, to a lesser extent, Speedo products. Approximately half of these stores operate under the Van Heusen name, with the remaining stores featuring multiple brand names on the store signage. The Company exited the Izod retail business in the third quarter of 2015.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present summarized information by segment:

(In millions)	2017	(1)	2016	(1)	2015	(1)
Revenue – Calvin Klein North America
Net sales	$1,511.3		$1,513.0		$1,457.0
Royalty revenue	146.4		131.7		133.7
Advertising and other revenue	50.1		45.2		44.0
Total	1,707.8		1,689.9		1,634.7

Revenue – Calvin Klein International
Net sales	1,645.0		1,346.2		1,183.4
Royalty revenue	80.0		72.9		78.2
Advertising and other revenue	28.8		26.2		26.3
Total	1,753.8		1,445.3		1,287.9

Revenue – Tommy Hilfiger North America
Net sales	1,482.2		1,502.4		1,567.6
Royalty revenue	68.9		48.9		42.4
Advertising and other revenue	16.7		12.0		12.7
Total	1,567.8		1,563.3		1,622.7

Revenue – Tommy Hilfiger International
Net sales	2,268.0		1,899.4		1,693.6
Royalty revenue	47.8		44.5		49.3
Advertising and other revenue	9.6		3.6		3.9
Total	2,325.4		1,947.5		1,746.8

Revenue – Heritage Brands Wholesale
Net sales	1,274.4		1,271.6		1,387.6
Royalty revenue	19.5		20.3		19.0
Advertising and other revenue	3.5		3.9		2.9
Total	1,297.4		1,295.8		1,409.5

Revenue – Heritage Brands Retail
Net sales	258.5		258.8		316.3
Royalty revenue	3.7		2.3		2.2
Advertising and other revenue	0.4		0.2		0.2
Total	262.6		261.3		318.7

Total Revenue
Net sales	8,439.4		7,791.4		7,605.5
Royalty revenue	366.3		320.6		324.8
Advertising and other revenue	109.1		91.1		90.0
Total(2)	$8,914.8		$8,203.1		$8,020.3

(1)
Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for further discussion.

(2)	No single customer accounted for more than 10% of the Company’s revenue in 2017, 2016 or 2015.

The Company’s net sales are derived from sales of products through its wholesale and retail distribution channels. The Company has not disclosed net sales by product category as it is impracticable to do so.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2017	(1)	2016	(1)	2015	(1)
Income before interest and taxes – Calvin Klein North America	$184.0		$123.9	(10)(11)(12)	$226.4	(17)

Income before interest and taxes – Calvin Klein International	226.5		209.6	(11)(12)	186.6	(17)

Income before interest and taxes – Tommy Hilfiger North America	97.0	(3)(4)(5)	135.8	(13)	173.9

Income before interest and taxes – Tommy Hilfiger International	221.5	(3)(4)(6)	328.3	(14)(15)	224.7

Income before interest and taxes – Heritage Brands Wholesale	96.7		90.2	(11)	90.4	(17)(18)

Income (loss) before interest and taxes – Heritage Brands Retail	7.6		8.8		(3.4)	(19)

Loss before interest and taxes – Corporate(2)	(200.9)	(7)(8)(9)	(107.4)	(11)(16)	(138.1)	(17)

Income before interest and taxes	$632.4		$789.2		$760.5

(1)
Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Consolidation and Results of Operations included in Item 7 of this report for further discussion.

(2)
Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investments in Karl Lagerfeld and Gazal and the results of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, actuarial gains and losses from the Company’s Pension Plans, SERP Plans and Postretirement Plans and gains and losses from changes in the fair value of foreign currency option contracts. Actuarial (losses) gains from the Company’s Pension Plans, SERP Plans and Postretirement Plans totaled $(2.5) million, $39.1 million and $20.2 million in 2017, 2016 and 2015, respectively.

(3)
Income before interest and taxes for 2017 included costs of $82.9 million incurred in connection with an amendment to Mr. Tommy Hilfiger’s employment agreement pursuant to which the Company made a cash buyout of a portion of the future payment obligation (the “Mr. Hilfiger amendment”). Such costs were included in the Company’s segments as follows: $34.7 million in Tommy Hilfiger North America and $48.2 million in Tommy Hilfiger International.

(4)
Income before interest and taxes for 2017 included costs of $54.2 million associated with the agreements to restructure the Company’s supply chain relationship with Li & Fung Trading Limited (“Li & Fung”), under which the Company terminated its non-exclusive buying agency agreement with Li & Fung in 2017 (the “Li & Fung termination”). Such costs were included in the Company’s segments as follows: $31.3 million in Tommy Hilfiger North America and $22.9 million in Tommy Hilfiger International.

(5)	Income before interest and taxes for 2017 included costs of $19.2 million associated with the relocation of the Tommy Hilfiger office in New York, including noncash depreciation expense.

(6)	Income before interest and taxes for 2017 included costs of $26.9 million associated with the TH China acquisition, primarily consisting of noncash amortization of short-lived assets.

(7)
Loss before interest and taxes for 2017 included costs of $23.9 million related to the early redemption of the Company’s $700 million 4 1/2% senior notes due 2022. Please see Note 8, “Debt,” for further discussion.

(8)
Loss before interest and taxes for 2017 included net costs of $8.0 million associated with the consolidation within the Company’s warehouse and distribution network in North America, which included a $3.1 million gain on the sale of a warehouse and distribution center.

(9)
Loss before interest and taxes for 2017 included costs of $9.4 million related to the noncash settlement of certain of the Company’s benefit obligations related to its Pension Plans as a result of an annuity purchased for certain participants, under which such obligations were transferred to an insurer. Please see Note 12, “Retirement and Benefit Plans,” for further discussion.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10)
Income before interest and taxes for 2016 included a noncash loss of $81.8 million related to the Mexico deconsolidation. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

(11)
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

(12)
Income before interest and taxes for 2016 included costs of $5.5 million associated with the restructuring related to the global creative strategy for CALVIN KLEIN. Such costs were included in the Company’s segments as follows: $2.7 million in Calvin Klein North America; and $2.8 million in Calvin Klein International.

(13)
Income before interest and taxes for 2016 included costs of $11.0 million associated with the early termination of the previous license agreement for the Tommy Hilfiger men’s tailored clothing business in North America (the “TH men’s tailored license termination”) in order to consolidate with Peerless Clothing International, Inc. the Company’s men’s tailored businesses for all of its brands in North America.

(14)	Income before interest and taxes for 2016 included a gain of $18.1 million associated with a payment made to the Company to exit a TOMMY HILFIGER flagship store in Europe.

(15)
Income before interest and taxes for 2016 included a noncash gain of $153.1 million to write-up the Company’s equity investment in TH China to fair value in connection with the TH China acquisition. Partially offsetting the gain were acquisition related costs of $76.9 million, principally consisting of valuation adjustments and amortization of short-lived assets, and a one-time cost of $5.9 million recorded on the Company’s equity investment in TH China. Please see Note 2, “Acquisitions,” for further discussion.

(16)	Loss before interest and taxes for 2016 included costs of $15.8 million related to the Company’s amendment of its 2014 facilities. Please see Note 8, “Debt,” for further discussion.

(17)
Income (loss) before interest and taxes for 2015 included costs of $73.4 million associated with the integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $8.3 million in Calvin Klein North America; $12.9 million in Calvin Klein International; $8.1 million in Heritage Brands Wholesale; and $44.1 million in corporate expenses not allocated to any reportable segments.

(18)
Income before interest and taxes for 2015 included costs of $16.5 million principally related to the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business.

(19)	Loss before interest and taxes for 2015 included costs of $10.3 million related to the operation of and exit from the Izod retail business.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2017	2016	2015
Identifiable Assets(1)
Calvin Klein North America(2)	$1,836.9	$1,752.1	$1,935.7
Calvin Klein International	3,138.0	2,821.0	2,752.8
Tommy Hilfiger North America	1,276.5	1,229.8	1,222.8
Tommy Hilfiger International(3)	4,047.3	3,481.3	3,213.1
Heritage Brands Wholesale	1,123.5	1,203.5	1,297.0
Heritage Brands Retail	81.6	75.5	76.1
Corporate(4)	381.9	504.7	176.3
Total	$11,885.7	$11,067.9	$10,673.8
Depreciation and Amortization
Calvin Klein North America	$43.8	$47.6	$43.3
Calvin Klein International	83.1	70.5	61.1
Tommy Hilfiger North America	45.1	35.3	35.4
Tommy Hilfiger International(5)	124.5	139.2	87.0
Heritage Brands Wholesale	14.3	15.6	15.3
Heritage Brands Retail	5.3	5.4	5.2
Corporate	8.8	8.2	10.1
Total	$324.9	$321.8	$257.4
Identifiable Capital Expenditures(6)
Calvin Klein North America	$36.8	$39.3	$55.1
Calvin Klein International	96.6	79.5	70.6
Tommy Hilfiger North America(7)	82.0	26.9	36.1
Tommy Hilfiger International	126.7	82.0	83.2
Heritage Brands Wholesale	8.0	14.1	14.6
Heritage Brands Retail	4.2	7.0	4.4
Corporate	10.1	8.9	7.3
Total	$364.4	$257.7	$271.3

(1)	Identifiable assets included the impact of changes in foreign currency exchange rates.

(2)	Identifiable assets in 2016 included a net reduction of $125.6 million resulting from the Mexico deconsolidation. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

(3)	Identifiable assets in 2016 included a net increase of $387.3 million resulting from the TH China acquisition. Please see Note 2, “Acquisitions,” for further discussion.

(4)	The changes in Corporate identifiable assets in 2017 and 2016 were primarily due to changes in cash and cash equivalents.

(5)
Depreciation and amortization in 2017 and 2016 included $26.8 million and $47.1 million, respectively, related to the amortization of intangible assets recorded in connection with the TH China acquisition. Please see Note 2, “Acquisitions,” for further discussion.

(6)
Capital expenditures in 2017 included $41.9 million of accruals that will not be paid until 2018. Capital expenditures in 2016 included $35.6 million of accruals that were not paid until 2017. Capital expenditures in 2015 included $24.5 million of accruals that were not paid until 2016.

(7)	The increase in Tommy Hilfiger North America capital expenditures was primarily driven by the relocation of the Tommy Hilfiger office in New York.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2017 (1)	2016 (1)	2015 (1)
Domestic	$449.2	$412.8	$419.1
Canada	30.0	31.0	31.8
Europe	325.5	230.5	221.6
Asia(2)	73.8	66.8	57.9
Other foreign	21.3	18.8	14.2
Total	$899.8	$759.9	$744.6

(1)	Property, plant and equipment, net included the impact of changes in foreign currency exchange rates.

(2)	Property, plant and equipment, net in 2016 included an increase resulting from the TH China acquisition. Please see Note 2, “Acquisitions,” for further discussion of the TH China acquisition.

Revenue, based on location of origin, was as follows:

(In millions)	2017 (1)	2016 (1)	2015 (1)
Domestic	$4,290.1	$4,226.6	$4,406.2
Canada	512.2	484.5	454.2
Europe	2,907.2	2,372.7	2,130.8
Asia(2)	1,059.3	910.4	785.3
Other foreign(3)	146.0	208.9	243.8
Total	$8,914.8	$8,203.1	$8,020.3

(1)
Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for further discussion.

(2)	Revenue in Asia in 2016 included an increase resulting from the TH China acquisition. Please see Note 2, “Acquisitions,” for further discussion of the TH China acquisition.

(3)
Other foreign revenue in 2017 and 2016 included the revenue reduction resulting from the Mexico deconsolidation in the fourth quarter of 2016. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion of the Mexico deconsolidation.

20.    GUARANTEES

The Company is deemed to have guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013 pursuant to the terms of noncancelable leases expiring on various dates through 2022. These obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The maximum amount deemed to have been guaranteed for all leases as of February 4, 2018 was $13.4 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The liability for the guaranteed lease payments as of February 4, 2018 and January 29, 2017 was $0.6 million and $1.1 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets.

In connection with the Company’s investments in PVH Australia and CK India, the Company has guaranteed a portion of the entities’ debt and other obligations. The maximum amount guaranteed as of February 4, 2018 was approximately $12.2

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The liability for these guarantee obligations was immaterial as of February 4, 2018 and January 29, 2017.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

21.    OTHER COMMENTS

Included in accrued expenses in the Company’s Consolidated Balance Sheets were certain incentive compensation accruals of $108.9 million and $96.1 million as of February 4, 2018 and January 29, 2017, respectively, and certain wholesale sales allowance accruals of $78.1 million and $113.7 million as of February 4, 2018 and January 29, 2017, respectively.

The Company’s asset retirement obligations are included in other liabilities in the Company’s Consolidated Balance Sheets and relate to the Company’s obligation to dismantle or remove leasehold improvements from leased office, retail store or warehouse locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement. The Company records the fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is recognized as expense through depreciation over the asset’s useful life. Changes in the liability for the asset retirement obligations are recognized for the passage of time and revisions to either the timing or the amount of estimated cash flows. Accretion expense is recognized in SG&A expenses for the impacts of increasing the discounted fair value to its estimated settlement value.

The following table presents the activity related to the Company’s asset retirement obligations for each of the last two years:

(In millions)	2017	2016
Balance at beginning of year	$21.8	$17.9
Business acquisitions	—	0.4
Liabilities incurred	4.1	3.9
Liabilities settled (payments)	(1.0)	(0.6)
Accretion expense	0.5	0.4
Revisions in estimated cash flows	0.3	(0.2)
Currency translation adjustment	1.4	0.0
Balance at end of year	$27.1	$21.8

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The outstanding balance, including accrued interest, was $14.0 million and $13.9 million as of February 4, 2018 and January 29, 2017, respectively, and was included in other assets in the Company’s Consolidated Balance Sheets.

PVH CORP.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
(In millions, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods (except the fourth quarter of 2017, which included fourteen weeks) of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2017 (1),(2),(3),(4),(5)	2016 (11),(12),(13),(14)	2017 (1),(2),(3)	2016 (11),(12),(15)	2017 (1),(2),(3)	2016 (11),(16),(17)	2017 (1),(2),(6),(7),(8),(9),(10)	2016 (11),(17),(18),(19)
Total revenue	$1,989.0	$1,917.8	$2,069.9	$1,933.3	$2,357.0	$2,244.3	$2,498.9	$2,107.7
Gross profit	1,080.8	1,006.9	1,147.3	1,033.8	1,297.3	1,191.6	1,369.0	1,138.0
Net income	70.1	231.6	119.4	90.5	238.7	126.1	107.9	100.5
Net income attributable to PVH Corp.	70.4	231.6	119.7	90.5	239.2	126.2	108.5	100.7
Basic net income per common share attributable to PVH Corp.	0.90	2.85	1.54	1.12	3.09	1.58	1.41	1.27
Diluted net income per common share attributable to PVH Corp.	0.89	2.83	1.52	1.11	3.05	1.56	1.39	1.26
Price range of stock per common share
High	104.72	100.00	120.49	103.36	133.24	115.40	157.96	114.88
Low	84.53	68.96	96.85	82.10	118.17	92.83	120.91	88.71

(1)	The first, second, third and fourth quarters of 2017 included pre-tax costs of $6.9 million, $6.6 million, $6.4 million and $7.0 million, respectively, associated with the TH China acquisition.

(2)
The first, second, third and fourth quarters of 2017 included pre-tax net costs of $1.8 million, $5.5 million, $2.5 million and $(1.8) million, respectively, associated with the consolidation within the Company’s warehouse and distribution network in North America, which included a gain on the sale of a warehouse and distribution center in the fourth quarter of 2017.

(3)
The first, second and third quarters of 2017 included pre-tax costs of $7.0 million, $7.1 million and $5.1 million, respectively, associated with the relocation of the Tommy Hilfiger office in New York.

(4)	The first quarter of 2017 included pre-tax costs of $54.2 million associated with the Li & Fung termination.

(5)
The first quarter of 2017 included pre-tax costs of $9.4 million associated with the noncash settlement of certain of the Company’s benefit obligations related to its Pension Plans as a result of an annuity purchased for certain participants, under which such obligations were transferred to an insurer.

(6)	The fourth quarter of 2017 included pre-tax costs of $82.9 million associated with the Mr. Hilfiger amendment.

(7)	The fourth quarter of 2017 included pre-tax costs of $23.9 million associated with the early redemption of the Company’s $700 million 4 1/2% senior notes due 2022.

(8)	The fourth quarter of 2017 included a discrete net tax benefit of $52.8 million related to the Tax Legislation.

(9)	The fourth quarter of 2017 included a discrete tax benefit of $15.2 million related to an excess tax benefit from the exercise of stock options by the Company’s Chief Executive Officer.

(10)	The fourth quarter of 2017 included a pre-tax actuarial loss of $2.5 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans.

(11)	The first, second, third and fourth quarters of 2016 included pre-tax costs of $30.1 million, $20.3 million, $17.3 million and $15.1 million, respectively, associated with the TH China acquisition.

(12)	The first and second quarters of 2016 included pre-tax costs of $7.5 million and $2.3 million, respectively, associated with the integration of Warnaco and the related restructuring.

(13)	The first quarter of 2016 included pre-tax costs of $5.5 million associated with the restructuring related to the global creative strategy for CALVIN KLEIN.

(14)	The first quarter of 2016 included a pre-tax noncash gain of $153.1 million to write-up the Company’s equity investment in TH China to fair value in connection with the TH China acquisition.

(15)	The second quarter of 2016 included pre-tax costs of $15.8 million associated with the Company’s amendment of its 2014 facilities.

(16)	The third quarter of 2016 included a pre-tax gain of $18.1 million associated with a payment made to the Company to exit a TOMMY HILFIGER flagship store in Europe.

(17)	The third and fourth quarters of 2016 included pre-tax noncash losses of $76.9 million and $4.9 million, respectively, related to the Mexico deconsolidation.

(18)	The fourth quarter of 2016 included pre-tax costs of $11.0 million associated with the TH men’s tailored license termination.

(19)	The fourth quarter of 2016 included a pre-tax actuarial gain of $39.1 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 4, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 4, 2018.

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

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and Chief
March 30, 2018	Operating & Financial Officer
March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on Internal Control over Financial Reporting

We have audited PVH Corp.’s internal control over financial reporting as of February 4, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PVH Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 4, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 4, 2018 and January 29, 2017, the related consolidated income statements, statements of comprehensive income, statements of changes in stockholders’ equity and redeemable non-controlling interest and statements of cash flows for each of the three years in the period ended February 4, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York
March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PVH Corp. (the Company) as of February 4, 2018 and January 29, 2017, the related consolidated income statements, statements of comprehensive income, statements of changes in stockholders' equity and redeemable non-controlling interest and statements of cash flows for each of the three years in the period ended February 4, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 4, 2018 and January 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 4, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 4, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1938.

New York, New York
March 30, 2018

PVH CORP.

FIVE YEAR FINANCIAL SUMMARY
(In millions, except per share data, percents and ratios)

	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Summary of Operations
Revenue	$8,914.8	$8,203.1	$8,020.3	$8,241.2	$8,186.4
Cost of goods sold, expenses and other income items	8,282.4	7,413.9	7,259.8	7,711.3	7,673.0
Income before interest and taxes	632.4	789.2	760.5	529.9	513.4
Interest expense, net	122.2	115.0	113.0	138.5	184.7
Income tax (benefit) expense	(25.9)	125.5	75.1	(47.5)	185.3
Net loss attributable to redeemable non-controlling interest	(1.7)	(0.3)	—	(0.1)	(0.1)
Net income attributable to PVH Corp.	$537.8	$549.0	$572.4	$439.0	$143.5
Per Share Statistics
Basic net income per common share attributable to PVH Corp.	$6.93	$6.84	$6.95	$5.33	$1.77
Diluted net income per common share attributable to PVH Corp.	6.84	6.79	6.89	5.27	1.74
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	71.73	61.16	55.86	52.89	52.76
Financial Position
Current assets	$3,030.8	$2,879.6	$2,804.5	$2,777.7	$2,831.3
Current liabilities (including short-term borrowings and current portion of long-term debt)	1,871.6	1,564.8	1,527.2	1,428.1	1,551.2
Working capital	1,159.2	1,314.8	1,277.3	1,349.6	1,280.1
Total assets	11,885.7	11,067.9	10,673.8	10,796.6	11,376.1
Capital leases	16.0	16.4	14.6	18.1	25.3
Long-term debt	3,061.3	3,197.3	3,031.7	3,410.4	3,828.1
Stockholders’ equity	5,536.4	4,804.5	4,552.3	4,364.3	4,335.2
Other Statistics
Total debt to total capital (6)	35.9%	40.2%	41.3%	44.8%	47.6%
Net debt to net capital (7)	32.0%	34.2%	36.8%	41.2%	43.6%
Current ratio	1.6	1.8	1.8	1.9	1.8

(1)
2017 includes (a) pre-tax costs of $82.9 million associated with the Mr. Hilfiger amendment; (b) pre-tax costs of $54.2 million associated with the Li & Fung termination; (c) pre-tax costs of $23.9 million associated with the early redemption of the Company’s $700 million 4 1/2% senior notes due 2022; (d) pre-tax costs of $26.9 million associated with the TH China acquisition, primarily consisting of noncash amortization of short-lived assets; (e) pre-tax costs of $19.2 million associated with relocation of the Tommy Hilfiger office in New York, including noncash depreciation expense; (f) pre-tax costs of $9.4 million associated with the noncash settlement of certain of the Company’s benefit obligations related to its Pension Plans as a result of an annuity purchased for certain participants, under which such obligations were transferred to an insurer; (g) pre-tax net costs of $8.0 million associated with the consolidation within the Company’s warehouse and distribution network in North America, which included a $3.1 million gain on the sale of a warehouse and distribution center; (h) a pre-tax actuarial loss of $2.5 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans; (i) a discrete net tax benefit of $52.8 million related to the Tax Legislation; and (j) a discrete tax benefit of $15.2 related to an excess tax benefit from the exercise of stock options by the Company’s Chief Executive Officer.

(2)
2016 includes (a) pre-tax costs of $9.8 million associated with the integration of Warnaco and the related restructuring; (b) pre-tax costs of $5.5 million associated with the restructuring related to the global creative strategy for CALVIN KLEIN; (c) a pre-tax noncash gain of $153.1 million to write up the Company’s equity investment in TH China to fair value in connection with the TH China acquisition, partially offset by pre-tax acquisition related costs of $76.9 million, primarily consisting of valuation adjustments and amortization of short-lived assets, and a one-time cost of $5.9 million recorded on the Company’s equity investment in TH China; (d) pre-tax costs of $15.8 million associated with the Company’s amendment of its 2014 facilities; (e) a pre-tax noncash loss of $81.8 million recorded in connection with the Mexico deconsolidation; (f) a pre-tax gain of $18.1 million associated with a payment made to the Company to exit a TOMMY HILFIGER flagship store in Europe; (g) pre-tax costs of $11.0 million associated with the TH men’s tailored license termination; and (h) a pre-tax actuarial gain of $39.1 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans.

(3)
2015 includes (a) pre-tax costs of $73.4 million associated with the integration of Warnaco and the related restructuring; (b) pre-tax costs of $10.3 million related to the operation of and exit from the Izod retail business; (c) pre-tax costs of $16.5 million principally related to the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business; and (d) a pre-tax actuarial gain of $20.2 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans.

(4)
2014 includes (a) pre-tax costs of $139.4 million associated with the integration of Warnaco and the related restructuring; (b) a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the previously consolidated Calvin Klein joint venture in India; (c) pre-tax costs of $93.1 million associated with the amendment and restatement of the Company’s senior secured credit facilities and redemption of its 7 3/8% senior notes due 2020; (d) pre-tax costs of $21.0 million associated with the exit from the Izod retail business; (e) a pre-tax actuarial loss of $138.9 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans; and (f) discrete tax benefits of $9.6 million primarily related to Warnaco integration activities.

(5)
2013 includes (a) pre-tax costs of $469.7 million associated with the acquisition and integration of Warnaco and the related restructuring; (b) pre-tax costs of $40.4 million associated with the Company’s debt modification and extinguishment; (c) pre-tax income of $24.3 million due to the amendment of an unfavorable contract; (d) a pre-tax loss of $20.2 million associated with the sale of substantially all of the assets of the Bass business; (e) a pre-tax actuarial gain of $52.5 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans; (f) a net tax expense of $5.2 million associated with discrete items related to the Warnaco acquisition; and (g) a tax expense of $120.0 million related to an increase to a previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements.

(6)	Total capital equals total debt (including capital leases) plus stockholders’ equity.

(7)	Net debt equals total debt (including capital leases) reduced by cash. Net capital equals total capital reduced by cash.

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period					Balance at End of Period

Description				Deductions	(b)
Year Ended February 4, 2018
Allowance for doubtful accounts	$15.0	$7.5	$—	$1.4	(c)	$21.1
Allowance/accrual for operational chargebacks and customer markdowns (a)	289.5	498.2	—	516.7		271.0
Total	$304.5	$505.7	$—	$518.1		$292.1
Year Ended January 29, 2017
Allowance for doubtful accounts	$18.1	$6.1	$—	$9.2	(c)	$15.0
Allowance/accrual for operational chargebacks and customer markdowns (a)	291.9	551.0	—	553.4	(d)	289.5
Total	$310.0	$557.1	$—	$562.6		$304.5
Year Ended January 31, 2016
Allowance for doubtful accounts	$19.0	$5.1	$—	$6.0	(c)	$18.1
Allowance/accrual for operational chargebacks and customer markdowns (a)	273.3	554.4	—	535.8		291.9
Total	$292.3	$559.5	$—	$541.8		$310.0

(a)	Contains activity associated with the wholesale sales allowance accrual included in accrued expenses. Please see Note 21, “Other Comments,” for specified amounts.

(b)	Includes changes due to foreign currency translation.

(c)	Principally accounts written off as uncollectible, net of recoveries.

(d)	Includes impact of Mexico deconsolidation.