Form 10-Q
period 2018-05-06
PVH CORP. /DE/
filed 2018-06-11
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 6, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of June 5, 2018 was 77,085,742.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, and other factors; (iv) our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) quota restrictions, the imposition of safeguard controls and the imposition of duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed; (vi) the availability and cost of raw materials; (vii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (viii) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (ix) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (x) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xi) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xii) significant fluctuations of the United States dollar against foreign currencies in which we transact significant levels of business; (xiii) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xiv) the impact of new and revised tax legislation and regulations, particularly the recently enacted United States Tax Cuts and Jobs Act and the still to-be-issued regulations with respect thereto that might disproportionately affect us as compared to some of our peers due to our specific tax structure and greater percentage of revenues and income generated outside of the United States; and (xv) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 6,	April 30,
	2018	2017
Net sales	$2,193.5	$1,875.0
Royalty revenue	89.4	87.3
Advertising and other revenue	31.7	26.7
Total revenue	2,314.6	1,989.0
Cost of goods sold (exclusive of depreciation and amortization)	1,023.6	908.2
Gross profit	1,291.0	1,080.8
Selling, general and administrative expenses	1,053.0	960.9
Non-service related pension and postretirement (income) cost	(2.5)	7.1
Equity in net income of unconsolidated affiliates	3.8	0.4
Income before interest and taxes	244.3	113.2
Interest expense	29.4	30.4
Interest income	1.0	1.7
Income before taxes	215.9	84.5
Income tax expense	37.0	14.4
Net income	178.9	70.1
Less: Net loss attributable to redeemable non-controlling interest	(0.5)	(0.3)
Net income attributable to PVH Corp.	$179.4	$70.4
Basic net income per common share attributable to PVH Corp.	$2.33	$0.90
Diluted net income per common share attributable to PVH Corp.	$2.29	$0.89
Dividends declared per common share	$0.0750	$0.0750

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 6,	April 30,
	2018	2017

Net income	$178.9	$70.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(172.2)	76.3
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense of $2.7 and $2.5	50.1	(11.6)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $12.0 and $(3.3)	37.0	(5.3)
Total other comprehensive (loss) income	(85.1)	59.4
Comprehensive income	93.8	129.5
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.5)	(0.3)
Comprehensive income attributable to PVH Corp.	$94.3	$129.8

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 6,	February 4,	April 30,
	2018	2018	2017
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$434.5	$493.9	$490.9
Trade receivables, net of allowances for doubtful accounts of $20.5, $21.1 and $17.7	787.6	658.5	688.1
Other receivables	24.7	37.9	24.4
Inventories, net	1,524.9	1,591.3	1,253.8
Prepaid expenses	201.6	184.5	150.1
Other	68.3	64.7	47.9
Total Current Assets	3,041.6	3,030.8	2,655.2
Property, Plant and Equipment, net	873.5	899.8	751.6
Goodwill	3,762.4	3,834.7	3,545.4
Tradenames	2,903.5	2,928.4	2,803.4
Other Intangibles, net	769.0	798.2	814.6
Other Assets, including deferred taxes of $16.1, $25.4 and $17.2	364.6	393.8	342.1
Total Assets	$11,714.6	$11,885.7	$10,912.3

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$670.5	$889.8	$546.7
Accrued expenses	754.3	923.1	760.8
Deferred revenue	47.8	39.2	28.2
Short-term borrowings	254.5	19.5	42.5
Current portion of long-term debt	—	—	—
Total Current Liabilities	1,727.1	1,871.6	1,378.2
Long-Term Debt	3,013.2	3,061.3	3,157.1
Other Liabilities, including deferred taxes of $661.9, $663.0 and $846.8	1,408.2	1,414.4	1,498.6
Redeemable Non-Controlling Interest	1.5	2.0	3.4
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 85,332,726; 84,851,079 and 84,070,992 shares issued	85.3	84.9	84.1
Additional paid in capital - common stock	2,965.6	2,941.2	2,878.0
Retained earnings	3,788.8	3,625.2	3,161.7
Accumulated other comprehensive loss	(406.6)	(321.5)	(651.4)
Less: 8,167,215; 7,672,317 and 6,052,199 shares of common stock held in treasury, at cost	(868.5)	(793.4)	(597.4)
Total Stockholders’ Equity	5,564.6	5,536.4	4,875.0
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,714.6	$11,885.7	$10,912.3

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 6,	April 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$178.9	$70.1
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	83.2	77.2
Equity in net income of unconsolidated affiliates	(3.8)	(0.4)
Deferred taxes	5.6	(34.2)
Stock-based compensation expense	11.6	8.7
Settlement loss on retirement plans	—	9.4
Changes in operating assets and liabilities:
Trade receivables, net	(145.4)	(67.7)
Inventories, net	33.9	72.6
Accounts payable, accrued expenses and deferred revenue	(313.8)	(197.9)
Prepaid expenses	(21.4)	(15.7)
Contingent purchase price payments to Mr. Calvin Klein	(14.6)	(12.5)
Other, net	60.1	33.0
Net cash used by operating activities	(125.7)	(57.4)
INVESTING ACTIVITIES(1)
Acquisitions, net of cash acquired	(15.9)	(28.1)
Purchases of property, plant and equipment	(76.7)	(68.4)
Investments in unconsolidated affiliates	—	(1.2)
Payment received on advance to unconsolidated affiliate	—	6.3
Net cash used by investing activities	(92.6)	(91.4)
FINANCING ACTIVITIES(1)
Net proceeds from short-term borrowings	235.0	23.4
Repayment of 2016 facilities	—	(50.0)
Net proceeds from settlement of awards under stock plans	13.3	2.3
Cash dividends	(5.9)	(5.9)
Acquisition of treasury shares	(75.1)	(64.6)
Payments of capital lease obligations	(1.3)	(1.2)
Contributions from non-controlling interest	—	1.7
Net cash provided (used) by financing activities	166.0	(94.3)
Effect of exchange rate changes on cash and cash equivalents	(7.1)	3.9
Decrease in cash and cash equivalents	(59.4)	(239.2)
Cash and cash equivalents at beginning of period	493.9	730.1
Cash and cash equivalents at end of period	$434.5	$490.9

(1) See Note 17 for information on Noncash Investing and Financing Transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio consisting of nationally and internationally recognized brand names, including CALVIN KLEIN, TOMMY HILFIGER, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene, which are owned, and Speedo, which is licensed in perpetuity for North America and the Caribbean, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swimwear, swim products, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. References to the aforementioned and other brand names are to registered and common law trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

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

The Company’s fiscal years are based on the 52-53 week periods ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to the Company’s fiscal year, unless the context requires otherwise.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 4, 2018.

The preparation of the interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 6, 2018 and April 30, 2017 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which were normal and recurring in nature) have been made to present fairly the consolidated operating results for the unaudited periods.

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of selling, general and administrative (“SG&A”) expenses in its Consolidated Income Statements. Warehousing and distribution expenses incurred in the thirteen weeks ended May 6, 2018 totaled $70.0 million. Warehousing and distribution expenses incurred in the thirteen weeks ended April 30, 2017 totaled $62.6 million and included costs of $1.8 million related to the consolidation within the Company’s warehouse and distribution network in North America.

Certain reclassifications have been made to the consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

2. REVENUE

The Company generates revenue primarily from sales of finished products under its owned and licensed brands through its wholesale and retail operations. The Company also generates royalty and advertising revenue from licensing the rights to its trademarks to third parties. Revenue is recognized upon the transfer of control of products or services to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services.
Product Sales
The Company generates revenue from the wholesale distribution of its products to traditional retailers (including for sale through their digital commerce sites), pure play digital commerce retailers, franchisees, licensees and distributors. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment or upon receipt of goods by the customer. Payment is typically due within 30 to 90 days. The amount of revenue recognized is net of returns, sales allowances and other discounts that the Company offers to its wholesale customers. The Company estimates returns based on an analysis of historical experience and specific customer arrangements and estimates sales allowances and other discounts based on seasonal negotiations, historical experience and an evaluation of current market conditions.
The Company also generates revenue from the retail distribution of its products through its free-standing stores, shop-in-shop/concession locations and digital commerce sites. Revenue is recognized at the point of sale in the stores and shop-in-shop/concession locations and upon estimated time of delivery for sales through the Company’s digital commerce sites, at which point control of the products passes to the customer. The amount of revenue recognized is net of returns, which are estimated based on an analysis of historical experience.
The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company’s products. Shipping and handling costs that are billed to customers are included in net sales, with costs recorded in cost of goods sold. Shipping and handling costs that occur after control of goods has been transferred to the customer and that are not billed to the customer are accounted for as fulfillment costs.
Customer Loyalty Programs

The Company uses loyalty programs that offer retail customers specified amounts off of future purchases for a specified period of time after certain levels of spending are achieved. Customers that are enrolled in the programs earn loyalty points for each purchase made.
Loyalty points earned under the customer loyalty programs provide the customer a material right to acquire additional products and give rise to the Company having a separate performance obligation. For each transaction where a customer earns loyalty points, the Company allocates revenue between the products purchased and the loyalty points earned based on the relative standalone selling prices. Revenue allocated to loyalty points is recorded as deferred revenue until the loyalty points are redeemed or expire.
Gift Cards
The Company sells gift cards to customers in its retail stores. Gift card purchases by a customer are prepayments for products to be provided by the Company in the future and are therefore considered to be performance obligations of the Company. Upon the purchase of a gift card by a customer, the Company records deferred revenue for the cash value of the gift card. Deferred revenue is relieved and revenue is recognized when the gift card is redeemed by the customer. The portion of gift cards that the Company does not expect to be redeemed (referred to as “breakage”) is recognized proportionately over the estimated customer redemption period, subject to the constraint that it must be probable that a significant reversal of revenue will not occur, if the Company determines that it does not have a legal obligation to remit the value of such unredeemed gift cards to any jurisdiction.
License Agreements
The Company generates royalty and advertising revenue from licensing the rights to access its trademarks to third parties, including the Company’s joint ventures. The license agreements are generally exclusive to a territory or product category, have terms in excess of one year and, in most cases, include renewal options. In exchange for providing these rights, the license agreements require the licensees to pay the Company a royalty, and, in certain agreements, an advertising fee. In both cases, the Company generally receives the greater of (i) a sales-based percentage fee and (ii) a contractual minimum fee for each annual performance period under the license agreement.
In addition to the rights to access its trademarks, the Company provides ongoing support to its licensees over the term of the agreements. As such, the Company’s license agreements are licenses of symbolic intellectual property and, therefore, revenue is recognized over time. For license agreements where the sales-based percentage fee exceeds the contractual minimum fee, the

Company recognizes revenues as the licensed products are sold as reported to the Company by its licensees. For license agreements where the sales-based percentage fee does not exceed the contractual minimum fee, the Company recognizes the contractual minimum fee as revenue ratably over the contractual period.
Under the terms of the license agreements, payments are generally due quarterly from the licensees. The Company records deferred revenue when amounts are received or receivable from the licensee in advance of the recognition of revenue.
As of May 6, 2018, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1,292.9 million, of which the Company expects to recognize $194.3 million as revenue during the remainder of 2018, $224.9 million in 2019 and $873.7 million thereafter.
Deferred Revenue
Changes in deferred revenue related to customer loyalty programs, gift cards and license agreements for the thirteen weeks ended May 6, 2018 were as follows:

(In millions)	Thirteen Weeks Ended
Deferred revenue balance at February 4, 2018	$39.2
Impact of adopting the new revenue standard (1)	15.6
Additions to deferred revenue during the period	32.5
Reductions in deferred revenue for revenue recognized during the period	(39.5)
Deferred revenue balance at May 6, 2018	$47.8

(1) Please see Note 20, “Recent Accounting Guidance,” for further discussion of the adoption of the new revenue standard.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $4.6 million and $3.9 million as of May 6, 2018 and February 4, 2018, respectively.

Optional Exemptions
The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less (e.g., backlog of customer orders) and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Please see Note 18, “Segment Data,” for further information on the disaggregation of revenue by segment and distribution channel.
3. INVENTORIES

Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for substantially all wholesale inventories in North America and certain wholesale inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends, inventory aging and discontinued merchandise categories to determine adjustments that it estimates will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable.

4. ACQUISITIONS

Acquisition of the Geoffrey Beene Tradename

The Company acquired on April 20, 2018 the Geoffrey Beene tradename from Geoffrey Beene, LLC (“Geoffrey Beene”). Prior to the acquisition, the Company licensed the rights to design, market and distribute Geoffrey Beene dress shirts and neckwear from Geoffrey Beene.

The tradename was acquired for $17.0 million, consisting of $15.9 million paid in cash, $0.7 million of royalties prepaid to Geoffrey Beene by the Company under the license agreement, and $0.4 million of liabilities assumed by the Company. The transaction was accounted for as an asset acquisition.

Acquisition of the Wholesale and Concessions Businesses in Belgium and Luxembourg

The Company acquired on September 1, 2017 the Tommy Hilfiger and Calvin Klein wholesale and concessions businesses in Belgium and Luxembourg from a former agent (the “Belgian acquisition”). As a result of the Belgian acquisition, the Company now operates directly its Tommy Hilfiger and Calvin Klein businesses in this region.

The acquisition date fair value of the consideration was $13.9 million, consisting of $12.0 million paid in cash in 2017 and $1.9 million included in accrued expenses in the Company’s Consolidated Balance Sheet as of May 6, 2018, which is expected to be paid in the second quarter of 2018. The estimated fair value of assets acquired and liabilities assumed included $12.4 million of goodwill and $1.5 million of other net assets. The goodwill of $12.4 million was assigned as of the acquisition date to the Company’s Tommy Hilfiger International and Calvin Klein International segments in the amounts of $11.1 million and $1.3 million, respectively, which are the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill will not be deductible for tax purposes. The Company finalized the purchase price allocation during the first quarter of 2018.

Acquisition of True & Co.

The Company acquired on March 30, 2017 True & Co., a direct-to-consumer intimate apparel digital commerce retailer. This acquisition enabled the Company to participate further in the fast-growing online channel and provided a platform to increase innovation, data-driven decisions and speed in the way it serves its consumers across its channels of distribution.

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

5. REDEEMABLE NON-CONTROLLING INTEREST

The Company and Arvind formed PVH Ethiopia, in which the Company owns a 75% interest, during 2016. The Company has consolidated PVH Ethiopia in its consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that produces finished products for the Company for distribution primarily in the United States. The manufacturing facility began operations in 2017.

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

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of PVH Ethiopia was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI, which is also its fair value, decreased to $1.5 million as of May 6, 2018 from $2.0 million as of February 4, 2018, resulting from a net loss attributable to the RNCI for the thirteen weeks ended May 6, 2018 of $0.5 million. The carrying amount of the RNCI as of April 30, 2017 was $3.4 million.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

As of May 6, 2018, February 4, 2018 and April 30, 2017, the Company had investments in unconsolidated affiliates of $198.6 million, $208.4 million and $182.0 million, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $3.6 million and $1.5 million from these investments during the thirteen weeks ended May 6, 2018 and April 30, 2017, respectively, and made a payment related to these investments of $1.2 million during the thirteen weeks ended April 30, 2017 to contribute its share of funding for the period.

The Company issued a note receivable due April 2, 2017 to its joint venture in Brazil in 2016 for $12.5 million, of which $6.2 million was repaid in 2016 and the remaining balance, including accrued interest, was repaid in the first quarter of 2017.

7. GOODWILL

The changes in the carrying amount of goodwill for the thirteen weeks ended May 6, 2018, by segment (please see Note 18, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 4, 2018
Goodwill, gross	$780.2	$942.0	$204.4	$1,661.6	$246.5	$11.9	$3,846.6
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.2	942.0	204.4	1,661.6	246.5	—	3,834.7
Contingent purchase price payments to Mr. Calvin Klein	1.0	0.7	—	—	—	—	1.7
Currency translation and other	(0.9)	(12.0)	—	(61.1)	—	—	(74.0)
Balance as of May 6, 2018
Goodwill, gross	780.3	930.7	204.4	1,600.5	246.5	11.9	3,774.3
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$780.3	$930.7	$204.4	$1,600.5	$246.5	$—	$3,762.4

The Company is required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. Such payments are based on 1.15% of total worldwide net sales, as defined in the acquisition agreement (as amended), of products bearing any of the CALVIN KLEIN brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein have been made are wholesale sales by the Company and its licensees and other partners to retailers. The payments are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, the final payment due to Mr. Klein, which was recorded to goodwill in the first quarter of 2018, will be made in the second quarter of 2018.

8. RETIREMENT AND BENEFIT PLANS

The Company has five qualified defined benefit pension plans as of May 6, 2018 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five noncontributory plans as its “Pension Plans.”

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

The components of net benefit cost were as follows:

	Pension Plans		SERP Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/6/18	4/30/17	5/6/18	4/30/17

Service cost, including plan expenses	$8.3	$6.9	$1.3	$1.2
Interest cost	6.5	6.4	1.0	1.0
Expected return on plan assets	(10.0)	(9.7)	—	—
Loss on settlement	—	9.4	—	—
Total	$4.8	$13.0	$2.3	$2.2

Net benefit cost related to the Postretirement Plans was immaterial for the thirteen weeks ended May 6, 2018 and April 30, 2017.

The service cost component of net benefit cost is recorded in SG&A expenses and the other components of net benefit cost are recorded in non-service related pension and postretirement (income) cost in the Company’s Consolidated Income Statements. Please see Note 20, “Recent Accounting Guidance,” for further discussion of the updated guidance related to the presentation of net benefit cost.

During the first quarter of 2017, the Company completed the purchase of a group annuity using assets from the Pension Plans. Under the group annuity, the accrued pension obligations for approximately 4,000 retiree participants who had deferred vested benefits under the Pension Plans were transferred to an insurer. As a result, the Company recognized a loss of $9.4 million, which was recorded in non-service related pension and postretirement cost in the Company’s Consolidated Income Statement for the thirteen weeks ended April 30, 2017. The amount of the pension benefit obligation settled was $65.3 million.

Currently, the Company does not expect to make any material contributions to the Pension Plans in 2018. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under its senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of May 6, 2018, the Company had $231.9 million outstanding under these facilities. The weighted average interest rate on funds borrowed as of May 6, 2018 was 3.46%. The maximum amount of revolving borrowings outstanding under these facilities during the thirteen weeks ended May 6, 2018 was $231.9 million.

Additionally, the Company has the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $89.1 million based on exchange rates in effect on May 6, 2018 and are utilized primarily to fund working capital needs. As of May 6, 2018, the Company had $22.6 million outstanding under these facilities. The weighted average interest rate on funds borrowed as of May 6, 2018 was 3.15%. The maximum amount of borrowings outstanding under these facilities during the thirteen weeks ended May 6, 2018 was $38.5 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/6/18	2/4/18	4/30/17

Senior secured Term Loan A facility due 2021	$1,792.4	$1,792.1	$1,990.5
4 1/2% senior unsecured notes due 2022	—	—	690.8
7 3/4% debentures due 2023	99.6	99.5	99.5
3 5/8% senior unsecured euro notes due 2024 (1)	413.0	430.8	376.3
3 1/8% senior unsecured euro notes due 2027 (1)	708.2	738.9	—
Total	3,013.2	3,061.3	3,157.1
Less: Current portion of long-term debt	—	—	—
Long-term debt	$3,013.2	$3,061.3	$3,157.1

(1) The carrying amount of the Company’s senior unsecured euro notes includes the impact of changes of the United States dollar against the euro.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of May 6, 2018, February 4, 2018 and April 30, 2017.

As of May 6, 2018, the Company’s mandatory long-term debt repayments for the remainder of 2018 through 2023 were as follows:

(In millions)
Fiscal Year	Amount
Remainder of 2018	$—
2019	38.8
2020	234.7
2021	1,525.8
2022	—
2023	100.0

Total debt repayments for the remainder of 2018 through 2023 exceed the total carrying amount of the Company’s Term Loan A facility and 7 3/4% debentures due 2023 as of May 6, 2018 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of May 6, 2018, after taking into account the effect of the Company’s interest rate swap agreement discussed in the section entitled “2016 Senior Secured Credit Facilities,” which was in effect as of such date, approximately 50% of the Company’s long-term debt had a fixed interest rate, with the remainder at variable interest rates.

2016 Senior Secured Credit Facilities

The Company has senior secured credit facilities due May 19, 2021 (the “2016 facilities”) that consist of a $2,347.4 million United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (i) a $475.0 million United States dollar-denominated revolving credit facility, (ii) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (iii) a €185.9 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen or Swiss francs. Borrowings under the 2016 facilities bear interest at variable rates calculated in a manner as set forth in the terms of the 2016 facilities.

The Company had loans outstanding of $1,792.4 million, net of original issue discounts and debt issuance costs, under the Term Loan A facility, $231.9 million of borrowings outstanding under the senior secured revolving credit facilities and $21.6 million of outstanding letters of credit under the senior secured revolving credit facilities as of May 6, 2018.

The Company made payments of $50.0 million during the thirteen weeks ended April 30, 2017 on its term loans under the 2016 facilities. As a result of the voluntary repayments the Company has made to date, it is not required to make a long-term debt repayment until December 2019.

During the second quarter of 2017, the Company entered into an interest rate swap agreement for a two-year term commencing on February 20, 2018. The agreement was designed with the intended effect of converting an initial notional amount of $306.5 million of the Company’s variable rate debt obligation to fixed rate debt. Such agreement remains outstanding with a notional amount of $306.5 million as of May 6, 2018. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank borrowing rate (“LIBOR”) is eliminated and the Company will pay a fixed rate of 1.566%, plus the current applicable margin.

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

The notional amount of the outstanding interest rate swap will be adjusted according to a pre-set schedule during the term of the swap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the Term Loan A facility is expected to always equal or exceed the notional amount of the interest rate swap.

4 1/2% Senior Notes Due 2022

The Company had outstanding $700.0 million principal amount of 4 1/2% senior notes due December 15, 2022. The Company redeemed these notes on January 5, 2018 in connection with the issuance of €600.0 million euro-denominated principal amount of 3 1/8% senior notes due December 15, 2027, as discussed below. The Company paid a premium of $15.8 million to the holders of these notes in connection with the redemption and recorded debt extinguishment costs of $8.1 million to write-off previously capitalized debt issuance costs associated with these notes during the fourth quarter of 2017.

7 3/4% Debentures Due 2023

The Company has outstanding $100.0 million of debentures due November 15, 2023 that accrue interest at the rate of 7 3/4%.

3 5/8% Euro Senior Notes Due 2024

The Company has outstanding €350.0 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024. Interest on the notes is payable in euros. The Company may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

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

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its 2016 facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 7, “Goodwill.” The final payment due to Mr. Klein will be made in the second quarter of 2018.

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of May 6, 2018, the Company was in compliance with all applicable covenants under its financing arrangements.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2018 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 6, 2018 and April 30, 2017 were 17.1% and 17.0%, respectively. The effective income tax rates for the thirteen weeks ended May 6, 2018 and April 30, 2017 were lower than the applicable United States statutory income tax rate due to the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns.
The Company files income tax returns in more than 40 international jurisdictions each year. Most of the international jurisdictions in which the Company files tax returns had lower statutory income tax rates than the United States statutory income tax rate in 2017 prior to enactment of the United States Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”). A substantial amount of the Company’s earnings come from international operations, particularly in the Netherlands and Hong Kong. The lower statutory income tax rates in these jurisdictions, irrespective of Tax Legislation, coupled with special rates levied on income from certain of the Company’s jurisdictional activities, significantly reduced the Company’s consolidated effective income tax rate during 2017 and 2018. As a result of the Tax Legislation, the United States statutory income tax rate was reduced from 35.0% to 21.0% effective January 1, 2018. However, the reduction in the United States statutory income tax rate did not have a significant impact on the Company’s overall effective tax rate due to its mix of earnings.

The Tax Legislation significantly revised the United States tax code by, among other things, (i) reducing the corporate income tax rate from 35.0% to 21.0%, (ii) imposing a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated, (iii) implementing a modified territorial tax system, (iv) introducing a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and (v) introducing a base erosion anti-abuse tax measure (known as “BEAT”) that taxes certain payments between United States corporations and their subsidiaries.

The Company recorded a provisional net tax benefit of $52.8 million in the fourth quarter of 2017, which included a $265.0 million benefit primarily from the remeasurement of the Company’s net deferred tax liabilities to the lower United States corporate income tax rate, partially offset by a $38.5 million valuation allowance on the Company’s foreign tax credits and a $173.7 million transition tax on undistributed post-1986 earnings and profits of foreign subsidiaries deemed to be repatriated. The Company’s estimates were recorded on a provisional basis and are subject to adjustment in 2018 under the permitted measurement period. The Company will finalize its accounting related to the impacts of the Tax Legislation on the one-time transition tax liability, deferred taxes, valuation allowances, state tax considerations, and any remaining outside basis differences in the Company’s foreign subsidiaries during 2018. As the Company completes its analysis of the Tax Legislation, collects and prepares necessary data and interprets any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service and other standard-setting bodies, the Company may make adjustments during 2018 to these provisional amounts recorded in 2017. There were no adjustments made to these provisional amounts during the thirteen weeks ended May 6, 2018.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its term loans under the 2016 facilities. The Company has entered into interest rate swap agreements to hedge against a portion of this exposure. Please see Note 9, “Debt,” for further discussion of the 2016 facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively referred to as “cash flow hedges”). The changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of the cash flow hedges during the thirteen weeks ended May 6, 2018 and April 30, 2017.

Net Investment Hedges

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, during the fourth quarter of 2017 and the second quarter of 2016, the Company designated the carrying amounts of its €600.0 million euro-denominated principal amount of 3 1/8% senior notes due 2027 and €350.0 million euro-denominated principal amount of 3 5/8% senior notes due 2024, respectively, (collectively referred to as the “foreign currency borrowings”) that it had issued in the United States as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 9, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as a net investment hedge, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as a net investment hedge were $1,164.4 million and $1,121.2 million, respectively, as of May 6, 2018, $1,226.7 million and $1,169.7 million, respectively, as of February 4, 2018 and $398.8 million and $376.3 million, respectively, as of April 30, 2017. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing. There was no ineffective portion of the net investment hedges during the thirteen weeks ended May 6, 2018 and April 30, 2017.

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

In addition, the Company has exposure to changes in foreign currency exchange rates related to the translation of the earnings of its subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company entered into several foreign currency option contracts during 2017 and 2016. These contracts represented the Company’s purchase of euro put/United States dollar call options and Chinese yuan renminbi put/United States dollar call options. All foreign currency option contracts had expired as of February 4, 2018.

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

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets						Liabilities
	5/6/2018		2/4/2018		4/30/2017		5/6/2018		2/4/2018		4/30/2017
	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$8.1	$1.6	$0.9	$0.1	$18.6	$0.1	$14.8	$0.2	$62.4	$4.1	$6.1	$1.0
Interest rate swap agreements	1.7	1.1	1.1	1.3	—	—	—	—	0.1	—	4.0	—
Total contracts designated as cash flow hedges	9.8	2.7	2.0	1.4	18.6	0.1	14.8	0.2	62.5	4.1	10.1	1.0
Undesignated contracts:
Foreign currency forward exchange contracts	0.7	—	0.5	—	0.6	—	1.6	—	0.9	—	0.9	—
Foreign currency option contracts	—	—	—	—	1.7	—	—	—	—	—	—	—
Total undesignated contracts	0.7	—	0.5	—	2.3	—	1.6	—	0.9	—	0.9	—
Total	$10.5	$2.7	$2.5	$1.4	$20.9	$0.1	$16.4	$0.2	$63.4	$4.1	$11.0	$1.0

The notional amount outstanding of foreign currency forward exchange contracts was $1,007.2 million at May 6, 2018. Such contracts expire principally between May 2018 and September 2019.

The following table summarizes the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		(Loss) Gain Reclassified from AOCL into (Expense) Income
(In millions)			Location	Amount
Thirteen Weeks Ended	5/6/18	4/30/17		5/6/18	4/30/17
Foreign currency forward exchange contracts (inventory purchases)	$29.4	$(7.8)	Cost of goods sold	$(22.9)	$4.4
Interest rate swap agreements	0.5	0.8	Interest expense	0.0	(2.3)
Foreign currency borrowings (net investment hedges)	49.0	(8.6)	N/A	—	—
Total	$78.9	$(15.6)		$(22.9)	$2.1

A net loss in AOCL on foreign currency forward exchange contracts at May 6, 2018 of $26.3 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net gain in AOCL for interest rate swap agreements at May 6, 2018 of $1.7 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Income Statements:

(In millions)	(Loss) Gain Recognized in (Expense) Income
Thirteen Weeks Ended	5/6/18	4/30/17
Foreign currency forward exchange contracts	$(0.5)	$0.2
Foreign currency option contracts	—	(2.6)

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of May 6, 2018.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	5/6/18				2/4/18				4/30/17
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$10.4	N/A	$10.4	N/A	$1.5	N/A	$1.5	N/A	$19.3	N/A	$19.3
Interest rate swap agreements	N/A	2.8	N/A	2.8	N/A	2.4	N/A	2.4	N/A	N/A	N/A	N/A
Foreign currency option contracts	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	1.7	N/A	1.7
Total Assets	N/A	$13.2	N/A	$13.2	N/A	$3.9	N/A	$3.9	N/A	$21.0	N/A	$21.0

Liabilities:
Foreign currency forward exchange contracts	N/A	$16.6	N/A	$16.6	N/A	$67.4	N/A	$67.4	N/A	$8.0	N/A	$8.0
Interest rate swap agreements	N/A	N/A	N/A	N/A	N/A	0.1	N/A	0.1	N/A	4.0	N/A	4.0
Contingent purchase price payments related to reacquisition of the perpetual rights to the TOMMY HILFIGER trademarks in India	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1.7	1.7
Total Liabilities	N/A	$16.6	N/A	$16.6	N/A	$67.5	N/A	$67.5	N/A	$12.0	$1.7	$13.7

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

Pursuant to the agreement governing the reacquisition of the rights in India to the TOMMY HILFIGER trademarks (which the Company entered into in September 2011), the Company was required to make annual contingent purchase price payments, with the final payment made in the third quarter of 2017. The Company was required to remeasure this liability at fair value on a recurring basis and classified this as a Level 3 measurement.

The following table presents the change in the Level 3 contingent purchase price payment liability:

Thirteen Weeks Ended
(In millions)	4/30/17
Beginning Balance	$1.6
Payments	—
Adjustments included in earnings	0.1
Ending Balance	$1.7

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	5/6/18		2/4/18		4/30/17
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$434.5	$434.5	$493.9	$493.9	$490.9	$490.9
Short-term borrowings	254.5	254.5	19.5	19.5	42.5	42.5
Long-term debt	3,013.2	3,076.6	3,061.3	3,140.9	3,157.1	3,214.3

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

Through May 6, 2018, the Company has granted under the 2006 Plan (i) service-based non-qualified stock options (“stock options”), RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. All restricted stock granted by the Company was fully vested at the end of 2015.

According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying a RSU or PSU reduces the number available by two shares.

Net income for the thirteen weeks ended May 6, 2018 and April 30, 2017 included $11.6 million and $8.7 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $2.3 million and $2.7 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based plan awards. The actual income tax benefits realized from these transactions during the thirteen weeks ended May 6, 2018 and April 30, 2017 were $11.7 million and $5.5 million, respectively. The tax benefits realized included discrete net excess tax benefits of $4.5 million recognized in the Company’s provision for income taxes during the thirteen weeks ended May 6, 2018. The discrete net excess tax deficiencies recognized in the Company’s provision for income taxes during the thirteen weeks ended April 30, 2017 were immaterial.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirteen weeks ended May 6, 2018 and April 30, 2017:

	Thirteen Weeks Ended
	5/6/18	4/30/17
Weighted average risk-free interest rate	2.78%	2.10%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	26.92%	29.46%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$51.66	$33.50

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

Stock option activity for the thirteen weeks ended May 6, 2018 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 4, 2018	921	$102.18
Granted	86	158.53
Exercised	132	100.76
Cancelled	3	101.33
Outstanding at May 6, 2018	872	$107.95
Exercisable at May 6, 2018	526	$102.69

RSUs

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

RSU activity for the thirteen weeks ended May 6, 2018 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 4, 2018	917	$103.90
Granted	281	158.94
Vested	273	107.35
Cancelled	13	102.72
Non-vested at May 6, 2018	912	$119.81

PSUs

Contingently issuable PSUs granted to certain of the Company’s senior executives since 2015 are subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For awards granted in 2015, the three-year performance period ended during the first quarter of 2018. Holders of the awards earned an aggregate of 78,000 shares, which was between the target and maximum levels. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted was established for each grant on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

	2018	2017
Risk-free interest rate	2.62%	1.49%
Expected Company volatility	29.78%	31.29%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$159.53	$96.81

Certain of the awards granted in 2018, 2017 and 2016 are subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 7.09% in 2018 and 12.67% in 2017 for the restriction of liquidity, which was calculated using the Chaffe model.

PSU activity for the thirteen weeks ended May 6, 2018 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 4, 2018	197	$93.97
Granted at target	44	159.53
Change due to market condition achieved above target	32	101.23
Vested	78	101.23
Cancelled	—	—
Non-vested at May 6, 2018	195	$107.03

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 6, 2018 and April 30, 2017:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, February 4, 2018	$(249.4)		$(72.1)	$(321.5)
Other comprehensive (loss) income before reclassifications	(135.2)	(1)	28.0	(107.2)
Less: Amounts reclassified from AOCL	—		(22.1)	(22.1)
Other comprehensive (loss) income	(135.2)		50.1	(85.1)
Balance, May 6, 2018	$(384.6)		$(22.0)	$(406.6)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, January 29, 2017	$(737.7)		$26.9	$(710.8)
Other comprehensive income (loss) before reclassifications	71.0	(1)	(8.5)	62.5
Less: Amounts reclassified from AOCL	—		3.1	3.1
Other comprehensive income (loss)	71.0		(11.6)	59.4
Balance, April 30, 2017	$(666.7)		$15.3	$(651.4)

(1) Foreign currency translation adjustments included a net gain (loss) on net investment hedges of $37.0 million and $(5.3) million during the thirteen weeks ended May 6, 2018 and April 30, 2017, respectively.

The following table presents reclassifications out of AOCL to earnings for the thirteen weeks ended May 6, 2018 and April 30, 2017:

	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended
(In millions)	5/6/18	4/30/17
Realized (loss) gain on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$(22.9)	$4.4	Cost of goods sold
Interest rate swap agreements	0.0	(2.3)	Interest expense
Less: Tax effect	(0.8)	(1.0)	Income tax expense
Total, net of tax	$(22.1)	$3.1

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

During the thirteen weeks ended May 6, 2018 and April 30, 2017, the Company purchased 0.4 million shares and 0.6 million shares, respectively, of its common stock under the program in open market transactions for $53.7 million and $59.7 million, respectively. As of May 6, 2018, the repurchased shares were held as treasury stock and $504.6 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, RSUs and PSUs to satisfy tax withholding requirements.

16. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/6/18	4/30/17

Net income attributable to PVH Corp.	$179.4	$70.4

Weighted average common shares outstanding for basic net income per common share	77.1	78.2
Weighted average impact of dilutive securities	1.1	0.8
Total shares for diluted net income per common share	78.2	79.0

Basic net income per common share attributable to PVH Corp.	$2.33	$0.90

Diluted net income per common share attributable to PVH Corp.	$2.29	$0.89

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended
(In millions)	5/6/18	4/30/17

Weighted average potentially dilutive securities	0.1	1.0

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of May 6, 2018 and April 30, 2017 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen weeks ended May 6, 2018 and April 30, 2017. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.1 million and 0.4 million as of May 6, 2018 and April 30, 2017, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for the thirteen weeks ended May 6, 2018 and April 30, 2017 were $1.2 million and $0.5 million, respectively, of assets acquired through capital leases.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 6, 2018 were $1.5 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of May 6, 2018.

The Company completed the acquisition of the Geoffrey Beene tradename during the thirteen weeks ended May 6, 2018. Omitted from acquisitions, net of cash acquired in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 6, 2018 was $0.7 million of acquisition consideration related to royalties prepaid to Geoffrey Beene by the Company under the prior license agreement and $0.4 million of liabilities assumed by the Company.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs and mass market and off-price retailers, as well as digital commerce sites operated by select wholesale partners and pure play digital commerce retailers in North America of (i) dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, pool and deck footwear, and swim-related products and accessories under the brand name Speedo; and (iv) women’s intimate apparel, shapewear and loungewear under the brand names Warner’s and Olga. Additionally, this segment derives revenue from Company operated digital commerce sites in the United States through SpeedoUSA.com and TrueandCo.com. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated foreign affiliates in Australia and in Mexico relating to the affiliates’ Heritage Brands businesses.

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada, which primarily sell apparel, accessories and related products. A majority of the Company’s Heritage Brands stores offer a broad selection of Van Heusen men’s and women’s apparel, along with a limited selection of the Company’s dress shirt and neckwear offerings and IZOD Golf, Warner’s and, to a lesser extent, Speedo products. Approximately half of these stores operate under the Van Heusen name, with the remaining stores featuring multiple brand names on the store signage.

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/6/18	(1)	4/30/17	(1)
Revenue – Calvin Klein North America
Net sales	$367.3		$330.1
Royalty revenue	34.0		35.1
Advertising and other revenue	13.2		10.2
Total	414.5		375.4

Revenue – Calvin Klein International
Net sales	448.8		354.8
Royalty revenue	18.5		19.6
Advertising and other revenue	8.2		6.0
Total	475.5		380.4

Revenue – Tommy Hilfiger North America
Net sales	338.9		298.1
Royalty revenue	18.4		16.5
Advertising and other revenue	3.9		3.9
Total	361.2		318.5

Revenue – Tommy Hilfiger International
Net sales	637.2		507.8
Royalty revenue	12.0		10.1
Advertising and other revenue	5.4		5.6
Total	654.6		523.5

Revenue – Heritage Brands Wholesale
Net sales	340.8		326.8
Royalty revenue	5.4		5.0
Advertising and other revenue	0.9		0.9
Total	347.1		332.7

Revenue – Heritage Brands Retail
Net sales	60.5		57.4
Royalty revenue	1.1		1.0
Advertising and other revenue	0.1		0.1
Total	61.7		58.5

Total Revenue
Net sales	2,193.5		1,875.0
Royalty revenue	89.4		87.3
Advertising and other revenue	31.7		26.7
Total	$2,314.6		$1,989.0

(1)
Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report for further discussion.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended
(In millions)	5/6/18	4/30/17
Wholesale net sales	$1,284.1	$1,109.1
Retail net sales	909.4	765.9
Net sales	2,193.5	1,875.0

Royalty revenue	89.4	87.3
Advertising and other revenue	31.7	26.7
Total	$2,314.6	$1,989.0

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/6/18	(1)	4/30/17	(1)
Income before interest and taxes – Calvin Klein North America	$43.5		$41.9

Income before interest and taxes – Calvin Klein International	65.1		51.6

Income (loss) before interest and taxes – Tommy Hilfiger North America	40.8		(18.8)	(3)(4)

Income before interest and taxes – Tommy Hilfiger International	91.2		52.1	(4)

Income before interest and taxes – Heritage Brands Wholesale	39.8		30.3

Income before interest and taxes – Heritage Brands Retail	1.8		1.5

Loss before interest and taxes – Corporate(2)	(37.9)		(45.4)	(5)(6)

Income before interest and taxes	$244.3		$113.2

(1)
Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report for further discussion.

(2)
Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investments in Gazal Corporation Limited and the parent company of the Karl Lagerfeld brand, and the results of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, actuarial gains and losses from the Company’s Pension Plans, SERP Plans and Postretirement Plans (which are generally recorded in the fourth quarter) and gains and losses from changes in the fair value of foreign currency option contracts.

(3)
Loss before interest and taxes for the thirteen weeks ended April 30, 2017 included costs of $7.0 million associated with the relocation of the Tommy Hilfiger office in New York, including noncash depreciation expense.

(4)
Income (loss) before interest and taxes for the thirteen weeks ended April 30, 2017 included costs of $54.2 million associated with the agreements to restructure the Company’s supply chain relationship with Li & Fung Trading Limited (“Li & Fung”), under which the Company terminated its non-exclusive buying agency agreement with Li & Fung in 2017. Such costs were included in the Company’s segments as follows: $31.3 million in Tommy Hilfiger North America and $22.9 million in Tommy Hilfiger International.

(5)
Loss before interest and taxes for the thirteen weeks ended April 30, 2017 included costs of $1.8 million associated with the consolidation within the Company’s warehouse and distribution network in North America.

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

19. GUARANTEES

The Company is deemed to have guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the sale of substantially all of the assets of the Company’s Bass business in 2013 pursuant to the terms of noncancelable leases expiring on various dates through 2022. The obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The maximum amount deemed to have been guaranteed for all leases as of May 6, 2018 was $12.3 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The liability for the guaranteed lease payments as of May 6, 2018, February 4, 2018 and April 30, 2017 was $0.5 million, $0.6 million and $1.0 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets.

The Company has guaranteed a portion of the respective debt and other obligations of its joint venture in Australia and one of its joint ventures in India. The maximum amount guaranteed as of May 6, 2018 was approximately $11.6 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The liability for these guarantee obligations was immaterial as of May 6, 2018, February 4, 2018 and April 30, 2017.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

20. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issued in May 2014 guidance that superseded most of the previous revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required under the new guidance.

The majority of the Company’s revenue is generated from sales of finished products, which continues to be recognized when control of the product is transferred to the customer. Under the guidance, the Company’s royalty and advertising revenue continues to be recognized over time, however, the timing of the recognition of revenue among quarters may be affected for certain of the Company’s license agreements. For loyalty programs, the Company previously recorded costs associated with such programs ratably as a cost of goods sold based on enrolled customers’ spending. Under the guidance, the revenue associated with loyalty awards is deferred initially when the loyalty awards are earned, and recognized, along with the related cost of goods sold, as the loyalty awards are redeemed or, if not redeemed, as they expire. Revenue for the unredeemed portion of gift cards, which was previously recognized when the likelihood of redemption became remote, is now recognized under the guidance proportionately over the estimated customer redemption period, subject to the constraint that it must be probable that a significant reversal of revenue will not occur. The Company adopted the standard in the first quarter of 2018 by applying the modified retrospective method to all contracts. As a result of the adoption, the Company recognized the cumulative effect of initially applying the standard as a $1.9 million decrease to opening retained earnings with offsetting increases to deferred revenue and accrued expenses of $1.5 million and $0.4 million, respectively. Additionally, at the time of adoption, the Company reclassified the liabilities related to loyalty awards and the unredeemed portion of gift cards of $7.2 million and $6.9 million, respectively, from accrued expenses to deferred revenue in the Company’s Consolidated Balance Sheet. Otherwise, the adoption of the standard did not have a material impact on the Company’s consolidated financial statements as of and for the thirteen weeks ended May 6, 2018, including the Company’s Consolidated Income Statement and Consolidated Balance Sheet, or on any individual caption therein. Please see Note 2, “Revenue,” for further discussion.

The FASB issued in January 2016 an update to accounting guidance for the recognition and measurement of financial instruments. The update requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. The Company adopted this update in the first quarter of 2018 and it did not have any impact on the Company’s consolidated financial statements as the Company does not currently have such investments.

The FASB issued in August 2016 an update to accounting guidance to clarify and provide specific guidance on how certain cash receipts and cash payments are classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments of contingent consideration after a business combination and distributions from equity method investees. The Company adopted this update in the first quarter of 2018 on a retrospective basis. As a result, contingent purchase price payments to Mr. Calvin Klein of $12.5 million in the first quarter of 2017 were reclassified from investing activities to operating activities in the Company’s Consolidated Statement of Cash Flows, consistent with the current period classification under the update. Otherwise, the adoption of the update did not have a material impact on the Company’s Consolidated Statements of Cash Flows, as the Company’s historical presentation of cash receipts and cash payments has been consistent with this guidance.

The FASB issued in October 2016 an update to accounting guidance to simplify income tax accounting on intercompany sales or transfers of assets other than inventory. Previous guidance required entities to defer the income tax effect of intercompany transfers of assets until the asset was sold to an outside party or otherwise recognized. The update requires companies to recognize immediately in their income statement the income tax effects of an intercompany sale or transfer of an asset other than inventory. The Company adopted this update in the first quarter of 2018 on a modified retrospective basis, resulting in a cumulative-effect adjustment to decrease opening retained earnings by $8.0 million, with a corresponding decrease in other assets.

The FASB issued in November 2016 an update to accounting guidance to clarify and provide specific guidance on the cash flow classification and presentation of changes in restricted cash. The update requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the statement of cash flows. The Company adopted this update in the first quarter of 2018 and it did not have any impact on the Company’s Consolidated Statements of Cash Flows, as the Company does not currently have any restricted cash.

The FASB issued in January 2017 an update to accounting guidance to revise the definition of a business. The update requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets would not represent a business. Also, in order to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. Under the update, fewer sets of assets are expected to be considered businesses. The Company adopted this update in the first quarter of 2018. This updated guidance was applied to applicable transactions after the adoption date and did not have a material impact on the Company’s consolidated financial statements.

The FASB issued in March 2017 an update to accounting guidance to change the income statement presentation of net periodic pension and postretirement benefit cost. The update requires employers to report the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered by the employees during the applicable period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component of net periodic benefit cost is eligible for capitalization, when applicable. The Company adopted this update in the first quarter of 2018 on a retrospective basis. As a result, the Company reclassified $7.1 million from SG&A expenses to non-service related pension and postretirement cost within income before interest and taxes in the Company’s Consolidated Income Statement for the first quarter of 2017. Otherwise, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of May 6, 2018

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

The Company formed a global, cross-functional project team to implement the new guidance and analyze its impacts. The Company has collected relevant data for the majority of its leases and is evaluating the changes needed to its processes and internal controls as a result of the new guidance. To facilitate the adoption of the new guidance and the related reporting requirements, the Company has also selected a global lease management and accounting software, which has been implemented in North America and is currently being tested internationally. While the Company’s assessment of the new guidance is still in process, it will result in a significant increase to the Company’s other assets and other liabilities, but is not expected to have a material impact on the Company’s results of operations. The Company intends to adopt the standard in the first quarter of 2019.

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

The FASB issued in January 2018 guidance related to the accounting for tax on the GILTI provisions of the Tax Legislation. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations for tax years beginning after December 31, 2017. The guidance indicates that companies must make a policy election to either record deferred taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company is currently in the process of analyzing the effects of the GILTI provisions and plans to make an accounting policy election within the permitted measurement period.

21. OTHER COMMENTS

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received a principal payment of $0.1 million from Wuxi during the thirteen weeks ended May 6, 2018. The outstanding balance, including accrued interest, was $13.7 million, $14.0 million and $13.9 million as of May 6, 2018, February 4, 2018, and April 30, 2017, respectively, and was included in other assets in the Company’s Consolidated Balance Sheets.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reporting segments into three main businesses: (i) Calvin Klein, which consists of the businesses we operate under our CALVIN KLEIN trademarks; (ii) Tommy Hilfiger, which consists of the businesses we operate under our TOMMY HILFIGER trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene trademarks, the Speedo trademark we license in perpetuity for North America and the Caribbean, and other owned and licensed trademarks. References to the brand names CALVIN KLEIN, TOMMY HILFIGER, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co., Geoffrey Beene and Speedo and to other brand names are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in the immediately preceding item of this report.

We are one of the largest branded apparel companies in the world, with a history going back over 135 years. Our brand portfolio consists of nationally and internationally recognized brand names, including CALVIN KLEIN, TOMMY HILFIGER, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International Limited), Warner’s, Olga, True&Co and Geoffrey Beene. Our brand portfolio also consists of various other owned, licensed and private label brands.

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

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swim products, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) over 1,650 Company-operated free-standing retail store locations worldwide under our CALVIN KLEIN, TOMMY HILFIGER and certain of our heritage brands trademarks, (b) over 1,450 Company-operated shop-in-shop/concession locations worldwide under our CALVIN KLEIN and TOMMY HILFIGER trademarks, and (c) digital commerce sites in certain countries under our CALVIN KLEIN and TOMMY HILFIGER trademarks and in the United States through our SpeedoUSA.com and TrueandCo.com digital commerce sites. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

The United States Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”) was enacted on December 22, 2017. The Tax Legislation is comprehensive and significantly revised the United States tax code. The revisions that significantly impact us are (i) the reduction of the corporate income tax rate from 35% to 21%, including the resulting remeasurement of our deferred tax assets and liabilities and the recognition of a valuation allowance on our foreign tax credits, (ii) the imposition of a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated, (iii) the implementation of a modified territorial tax system, (iv) the introduction of a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and (v) the introduction of a base erosion anti-abuse tax measure (known as “BEAT”) that taxes certain payments between United States corporations and their subsidiaries.

The Tax Legislation resulted in a one-time net tax benefit of $53 million recorded in the fourth quarter of 2017, consisting of a $265 million benefit primarily from the remeasurement of our net United States deferred tax liabilities, partially offset by a $38 million valuation allowance on our foreign tax credits and a $174 million transition tax on earnings of foreign subsidiaries deemed to be repatriated. As we complete our analysis of the Tax Legislation, collect and prepare necessary data, and interpret any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments in 2018 to the provisional amounts recorded in 2017 within the permitted measurement period. There were no adjustments made to these provisional amounts during the first quarter of 2018.

We have entered into the following transactions, which impact our results of operations and comparability among the periods, including our full year 2018 expectations as compared to full year 2017, as discussed in the section entitled “Results of Operations” below:

•
We acquired on April 20, 2018 the Geoffrey Beene tradename from Geoffrey Beene, LLC (“Geoffrey Beene”) for $17 million. Prior to the acquisition, we licensed the rights to design, market, and distribute Geoffrey Beene dress shirts and neckwear from Geoffrey Beene.

•
We issued on December 21, 2017 €600 million euro-denominated principal amount of 3 1/8% senior notes due December 15, 2027. We redeemed on January 5, 2018 our $700 million principal amount of 4 1/2% senior notes due December 15, 2022 (using the proceeds of the senior notes due December 15, 2027) and recorded pre-tax debt extinguishment charges of $24 million in the fourth quarter of 2017.

•
We amended on December 20, 2017 Mr. Tommy Hilfiger’s employment agreement, pursuant to which we made a cash buyout of a portion of the future payment obligation (the “Mr. Hilfiger amendment”). We recorded pre-tax charges of $83 million in the fourth quarter of 2017 in connection with the Mr. Hilfiger amendment.

•
We restructured our supply chain relationship with Li & Fung Trading Limited (“Li & Fung”) in a transaction that closed on September 30, 2017. Our non-exclusive buying agency agreement with Li & Fung was terminated in connection with this transaction (the “Li & Fung termination”). We recorded pre-tax charges of $54 million in the first quarter of 2017 in connection with the Li & Fung termination.

•
We acquired on September 1, 2017 the Tommy Hilfiger and Calvin Klein wholesale and concessions businesses in Belgium and Luxembourg from a former agent. As a result of this acquisition, we now operate directly our Tommy Hilfiger and Calvin Klein businesses in this region. The total consideration for the acquisition was $14 million, consisting of $12 million paid in cash in 2017 and $2 million included in accrued expenses in our Consolidated Balance Sheet as of May 6, 2018, which is expected to be paid in the second quarter of 2018.

•
We acquired on March 30, 2017 True & Co., a direct-to-consumer intimate apparel digital commerce retailer. This acquisition enabled us to participate further in the fast-growing online channel and provided a platform to increase innovation, data-driven decisions and speed in the way we serve our consumers across our channels of distribution. The total consideration for the acquisition was $28 million, net of $400,000 of cash acquired.

•
We completed the relocation of our Tommy Hilfiger office in New York in 2017 and recorded related pre-tax charges of $19 million in 2017, including noncash depreciation expense, of which $7 million was recorded in the first quarter of 2017.

•
We purchased a group annuity in the first quarter of 2017 for certain participants of our retirement plans under which certain of our benefit obligations were transferred to an insurer. We recorded a pre-tax loss of $9 million in the first quarter of 2017 in connection with the noncash settlement of such benefit obligations.

•
We consolidated our warehouse and distribution network in North America in 2017 and recorded related net pre-tax charges of $8 million in 2017, of which $2 million was recorded in the first quarter of 2017.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and earnings are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Approximately 50% of our 2017 revenue was subject to foreign currency translation. The United States dollar began to weaken against most major currencies during 2017 and we currently expect that this will result in a favorable impact on our 2018 revenues and earnings as compared to 2017. Additionally, there is a transactional impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. As with translation, our earnings will be negatively impacted during times of a strengthening United States dollar as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold and favorably impacted during times of a weakening United States dollar as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our earnings in the year following their inception, as the underlying inventory hedged by the contracts is sold. There is also a transactional impact related to changes in selling, general and administrative (“SG&A”) expenses as a result of fluctuations in foreign currency exchange rates. Further, we have exposure to changes in foreign currency exchange rates related to our €950 million aggregate principal amount of euro-denominated senior notes, as the weakening of the United States dollar against the euro would require us to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments. We designated the carrying amount of these euro-denominated senior notes that we issued in the United States as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings at the end of each period is recorded in equity.

Retail comparable store sales discussed below refer to sales for retail stores that have been open for at least 12 months. Sales for retail stores that are closed during the year are excluded from the calculation of retail comparable store sales. Sales for retail stores that are either relocated, materially altered in size or closed for a certain number of consecutive days are also excluded from the calculation of retail comparable store sales until such stores have been in their new location or in their newly renovated state for at least 12 months. Sales from our Company-operated digital commerce sites are included within retail comparable store sales for those businesses and regions that have operated the related digital commerce site for at least 12 months. Retail comparable store sales are based on local currencies and comparable weeks. Due to the 53rd week in 2017, the first quarter of 2018 retail comparable store sales are more appropriately compared with the thirteen week period ended May 7, 2017, instead of the period ended April 30, 2017. All retail comparable store sales discussed below are presented on this one week shifted basis.

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

Due to the above factors, our operating results for the first quarter of 2018 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 6, 2018 Compared With Thirteen Weeks Ended April 30, 2017

Total Revenue

Total revenue in the first quarter of 2018 was $2.315 billion as compared to $1.989 billion in the first quarter of the prior year. The increase in revenue of $326 million, or 16%, was due to the effect of the following items:

•
The addition of an aggregate $134 million of revenue, or an 18% increase over the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included an addition of approximately $43 million related to the impact of foreign currency translation. Calvin Klein International segment revenue increased 25% (including an 11% positive foreign currency impact), driven by continued outstanding performance in Europe and Asia. Calvin Klein International comparable store sales increased 9%. Revenue in the Calvin Klein North America segment increased 10% as a result of strong wholesale performance across all categories and a 5% increase in comparable store sales.

•
The addition of an aggregate $174 million of revenue, or a 21% increase over the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included an addition of approximately $79 million related to the impact of foreign currency translation. Tommy Hilfiger International segment revenue increased 25% (including a 15% positive foreign currency impact), driven by continued strong performance across all regions and channels. Tommy Hilfiger International comparable store sales increased 9%. Revenue in the Tommy Hilfiger North America segment increased 13%, principally attributable to a 9% increase in comparable store sales and strong performance in the wholesale business.

•
The addition of an aggregate $18 million of revenue, or a 5% increase over the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, principally due to a shift in the timing of wholesale shipments into the first quarter from the second quarter as compared to the prior year periods. Comparable store sales increased 1%.

We currently expect that full year revenue will increase approximately 6% in 2018 compared to 2017, inclusive of a positive impact of approximately 1% related to foreign currency translation. Revenue for the Calvin Klein business is expected to increase approximately 8% compared to 2017, inclusive of a positive impact of approximately 1% related to foreign currency translation. Revenue for the Tommy Hilfiger business is expected to increase approximately 7% compared to 2017, inclusive of a positive impact of approximately 1% related to foreign currency translation. Revenue for our Heritage Brands business is expected to be relatively flat compared to 2017.

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

Gross profit in the first quarter of 2018 was $1.291 billion, or 55.8% of total revenue, as compared to $1.081 billion, or 54.3% of total revenue, in the first quarter of the prior year. The 150 basis point increase in gross margin was principally driven by (i) a favorable mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher gross margins, and (ii) gross margin improvements, in particular in our Tommy Hilfiger segments, principally due to less promotional selling.

We currently expect that gross margin for the full year 2018 will increase as compared to 2017 due to (i) the impact of expected faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher gross margins, and (ii) gross margin improvements, in particular in our Tommy Hilfiger segments, principally due to less promotional selling.

SG&A Expenses

SG&A expenses in the first quarter of 2018 were $1.053 billion, or 45.5% of total revenue, as compared to $961 million, or 48.3% of total revenue, in the first quarter of the prior year. The 280 basis point decrease in SG&A expenses as a percentage of total revenue was principally attributable to the absence of costs in 2018 that were recorded in the first quarter of 2017 in connection with (i) the Li & Fung termination, (ii) the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense, and (iii) the consolidation within our warehouse and distribution network in North America, partially offset by a change in the mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue.

We currently expect that SG&A expenses as a percentage of total revenue for the full year 2018 will decrease as compared to 2017 due to the absence of costs in 2018 that were recorded in 2017 in connection with (i) the Mr. Hilfiger amendment, (ii) the Li & Fung termination, (iii) the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense, and (iv) the consolidation within our warehouse and distribution network in North America. These decreases are expected to be partially offset by a change in the mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue.

Non-Service Related Pension and Postretirement (Income) Cost

Non-service related pension and postretirement income in the first quarter of 2018 was $3 million as compared to a cost of $7 million in the first quarter of the prior year. Non-service related pension and postretirement cost for the first quarter of 2017 included a $9 million loss recorded in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants, under which such obligations were transferred to an insurer.

Non-service related pension and postretirement income for the full year 2018 is currently expected to be approximately $10 million compared to non-service related pension and postretirement cost of $3 million in 2017. Our expectation of 2018 non-service related pension and postretirement income does not include the impact of an actuarial gain or loss associated with our retirement plans, while our 2017 non-service related pension and postretirement cost included a $3 million actuarial loss related to our retirement plans recorded in the fourth quarter, as well as a $9 million loss recorded in the first quarter in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants. Our actual 2018 non-service related pension and postretirement (income) cost may be significantly different than our projections. Non-service related pension and postretirement (income) cost recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $4 million in the first quarter of 2018 as compared to $400,000 in the first quarter of the prior year. These amounts relate to our share of income (loss) from our joint ventures for the TOMMY HILFIGER brand in India and Brazil, for the CALVIN KLEIN brand in India, for the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands in Australia, and for the CALVIN KLEIN, TOMMY HILFIGER, Warner’s, Olga and Speedo brands in Mexico. Also included is our share of (loss) income from our investments in the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”) and in Gazal Corporation Limited (“Gazal”), our joint venture partner in Australia. Our investments in the joint ventures, Karl Lagerfeld and Gazal are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

Interest Expense, Net

Net interest expense of $28 million was relatively flat as compared to the first quarter of the prior year.

Net interest expense for the full year 2018 is currently expected to be approximately $120 million compared to $122 million in 2017.

Income Taxes

The effective income tax rate for the first quarter of 2018 was 17.1% compared to 17.0% in the first quarter of the prior year.

Our effective income tax rates for the first quarters of 2018 and 2017 were lower than the United States statutory income tax rate primarily due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

We file income tax returns in more than 40 international jurisdictions each year. Most of the international jurisdictions in which we file tax returns had lower statutory income tax rates than the United States statutory income tax rate in 2017 prior to enactment of the Tax Legislation. A substantial amount of our earnings come from our international operations, particularly in the Netherlands and Hong Kong. The lower statutory income tax rates in these jurisdictions, irrespective of Tax Legislation, coupled with special rates levied on income from certain of our jurisdictional activities, significantly reduced our consolidated effective income tax rate during 2017 and 2018. We expect to benefit from these special rates until 2023. As a result of the Tax Legislation, the United States statutory income tax rate was reduced from 35.0% to 21.0% effective January 1, 2018. However, the reduction in the United States statutory income tax rate did not have a significant impact on our overall effective tax rate due to our mix of earnings.

We currently expect that our effective income tax rate for the full year 2018 will be in a range of 14.0% to 15.0%. This projection includes our provisional estimates of the impacts of the Tax Legislation. These estimates are subject to adjustment in 2018, including as a result of changes in the provisional net tax benefit of $53 million recorded in the fourth quarter of 2017 during the permitted measurement period, as regulatory guidance may be issued related to the Tax Legislation and as we complete our final analysis of the impacts of the Tax Legislation. Further, we continue to evaluate the impact of the Tax Legislation conformity in the states in which we operate and will update our estimates, as necessary, when additional guidance is released.

Our expectation that our effective income tax rate for the full year 2018 will be lower than the United States statutory income tax rate is principally due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns. Our current expectation that the effective income tax rate for the full year 2018 will increase compared to (5.1)% for the full year 2017 is primarily due to (i) the absence of a 10.4% benefit to our 2017 effective income tax rate related to the Tax Legislation, (ii) the absence of a 3.0% benefit to our 2017 effective income tax rate resulting from an excess tax benefit from the exercise of stock options by our Chief Executive Officer and (iii) an anticipated unfavorable change in our uncertain tax positions activity, partially offset by (i) faster growth in our international pre-tax earnings as compared to our domestic pre-tax earnings and (ii) the full year benefit of the 21.0% United States statutory income tax rate.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

Redeemable Non-Controlling Interest

In 2016, we, along with Arvind Limited (“Arvind”), formed a joint venture in Ethiopia, PVH Manufacturing Private Limited Company (“PVH Ethiopia”), in which we own a 75% interest. We have consolidated the results of PVH Ethiopia in our consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that produces finished products for us for distribution primarily in the United States. The manufacturing facility began operations in 2017.

The net loss attributable to the redeemable non-controlling interest was immaterial for the first quarters of 2018 and 2017. We currently expect that the net loss attributable to the redeemable non-controlling interest for the full year 2018 will be immaterial. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at May 6, 2018 was $435 million, a decrease of $59 million from the amount at February 4, 2018 of $494 million. The change in cash and cash equivalents included the impact of (i) $232 million of borrowings outstanding under our senior secured revolving credit facilities, (ii) $54 million of common stock repurchases under the stock repurchase program and (iii) a $16 million payment made in connection with the acquisition of the Geoffrey Beene tradename. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2018 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including expected debt repayments of approximately $250 million and common stock repurchases under the stock repurchase program of $200 million to $250 million in the full year 2018.

As of May 6, 2018, approximately $402 million of cash and cash equivalents was held by international subsidiaries. Prior to enactment of the Tax Legislation, our undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Legislation, we recorded a provisional charge in the fourth quarter of 2017 related to the one-time transition tax on our earnings of foreign subsidiaries deemed to be repatriated in the amount of $174 million. We are in the process of evaluating the impact of the Tax Legislation on our permanent reinvestment assertion during the permitted measurement period.

Operations

Cash used by operating activities was $126 million in the first quarter of 2018 compared to $57 million in the first quarter of 2017. The increase in cash used by operating activities as compared to the prior year period was primarily driven by changes in working capital, including decreases in accounts payable and accrued expenses principally driven by the timing of expenses, including advertising, as well as an increase in trade receivables due in part to an increase in wholesale sales.

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the CALVIN KLEIN brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein have been made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $15 million and $13 million in the first quarters of 2018 and 2017, respectively. Such contingent purchase price payments totaled $56 million for the full year 2017 and are expected to be $16 million for the full year 2018. The final payment due to Mr. Klein will be made in the second quarter of 2018. As a result of accounting guidance adopted in the first quarter of 2018, contingent purchase price payments to Mr. Klein are now classified as operating activities in our Consolidated Statements of Cash Flows, instead of the previous classification as investing activities. Please refer to Note 20, “Recent Accounting Guidance,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the accounting guidance.

Capital Expenditures

Our capital expenditures in the first quarter of 2018 were $77 million compared to $68 million in the first quarter of 2017. We currently expect that capital expenditures for the full year 2018 will be approximately $450 million and will primarily include expenditures related to (i) upgrading and enhancing our operating, supply chain and logistics systems and our digital commerce platforms and (ii) the renovation and expansion of our administrative offices in New York and Amsterdam.

Investments in Unconsolidated Affiliates

We received dividends of $4 million and $2 million from our investments in unconsolidated affiliates during the first quarters of 2018 and 2017, respectively, and made a payment related to these investments of $1 million during the first quarter of 2017 to contribute our share of funding for the period.

We issued a note receivable due April 2, 2017 to our joint venture in Brazil during 2016 for $12 million, of which $6 million was repaid in 2016 and the remaining balance, including accrued interest, was repaid in the first quarter of 2017.

Loan to a Supplier

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of our finished goods inventory suppliers, has a wholly owned subsidiary with which we entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $14 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) London interbank borrowing rate (“LIBOR”) plus 4.00% thereafter. We received a principal payment of $100,000 from Wuxi during the first quarter of 2018. The outstanding balance, including accrued interest, was $14 million as of May 6, 2018, February 4, 2018 and April 30, 2017.

Acquisition of the Geoffrey Beene Tradename

We acquired the Geoffrey Beene tradename on April 20, 2018. We paid $16 million as cash consideration for this transaction. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Acquisition of True & Co.

We acquired True & Co. on March 30, 2017. We paid $28 million, net of $400,000 of cash acquired, as cash consideration for this transaction. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $6 million in each of the first quarters of 2018 and 2017.

We currently project that cash dividends on our common stock for the full year 2018 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of May 6, 2018, our estimate of stock to be issued during the full year 2018 under our stock incentive plans and our estimate of stock repurchases for the full year 2018.

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

During the first quarters of 2018 and 2017, we purchased 400,000 shares and 600,000 shares, respectively, of our common stock under the program in open market transactions for $54 million and $60 million, respectively. Purchases of $2 million were accrued for in the Consolidated Balance Sheet as of May 6, 2018. Purchases of $2 million that were accrued for in the Consolidated Balance Sheet as of February 4, 2018 were paid in the first quarter of 2018. The repurchased shares were held as treasury stock and $505 million of the authorization remained available for future share repurchases as of May 6, 2018.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(in millions)	May 6, 2018	February 4, 2018	April 30, 2017
Short-term borrowings	$255	$20	$43
Current portion of long-term debt	—	—	—
Capital lease obligations	16	16	16
Long-term debt	3,013	3,061	3,157
Stockholders’ equity	5,565	5,536	4,875

The balance of short-term borrowings as of May 6, 2018 includes borrowings outstanding under our senior secured revolving credit facilities, which are expected to be principally repaid by the end of 2018. In addition, we had $435 million, $494 million and $491 million of cash and cash equivalents as of May 6, 2018, February 4, 2018 and April 30, 2017, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under our senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of May 6, 2018, we had $232 million outstanding under these facilities. The weighted average interest rate on funds borrowed as of May 6, 2018 was 3.46%. The maximum amount of revolving borrowings outstanding under these facilities during the first quarter of 2018 was $232 million.

Additionally, we have the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $89 million based on exchange rates in effect on May 6, 2018 and are utilized primarily to fund working capital needs. As of May 6, 2018, we had $23 million outstanding under these facilities. The weighted average interest rate on funds borrowed as of May 6, 2018 was 3.15%. The maximum amount of borrowings outstanding under these facilities during the first quarter of 2018 was $38 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $1 million during both of the first quarters of 2018 and 2017.

2016 Senior Secured Credit Facilities

We have senior secured credit facilities due May 19, 2021 (the “2016 facilities”) that consist of a $2.347 billion United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (i) a $475 million United States dollar-denominated revolving credit facility, (ii) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (iii) a €186 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen or Swiss francs. Borrowings under the 2016 facilities bear interest at variable rates calculated in a manner as set forth in the terms of the 2016 facilities.

We had loans outstanding of $1.792 billion, net of original issue discounts and debt issuance costs, under the Term Loan A facility, $232 million of borrowings outstanding under the senior secured revolving credit facilities and $22 million of outstanding letters of credit under the senior secured revolving credit facilities as of May 6, 2018.

We made payments of $50 million during the first quarter of 2017 on our term loans under the 2016 facilities. As a result of the voluntary repayments we have made to date, we are not required to make a long-term debt repayment until December 2019.

During the second quarter of 2017, we entered into an interest rate swap agreement for a two-year term commencing on February 20, 2018. The agreement was designed with the intended effect of converting an initial notional amount of $306 million of our variable rate debt obligation to fixed rate debt. Such agreement remains outstanding with a notional amount of $306 million as of May 6, 2018. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a fixed rate of 1.566%, plus the current applicable margin.

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

The notional amount of the outstanding interest rate swap will be adjusted according to a pre-set schedule during the term of the swap agreement such that, based on our projections for future debt repayments, our outstanding debt under the Term Loan A facility is expected to always equal or exceed the notional amount of the interest rate swap.

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

3 5/8% Euro Senior Notes Due 2024

We have outstanding €350 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024. Interest on the notes is payable in euros. We may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of May 6, 2018, we were in compliance with all applicable covenants under our financing arrangements.

As of May 6, 2018, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Ba1 by Moody’s with a stable outlook. In assessing our credit strength, we believe that both Standard & Poor’s and

Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please refer to Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments for the remainder of 2018 through 2023.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2018 for further discussion of our debt.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2018. We adopted, effective the first quarter of 2018, accounting guidance related to the recognition of revenue. Under the guidance, our royalty and advertising revenue continues to be recognized over time, however, the timing of the recognition of revenue among quarters may be affected for certain of our license agreements. For loyalty programs, we previously recorded costs associated with such programs ratably as a cost of goods sold based on enrolled customers’ spending. Under the guidance, the revenue associated with loyalty awards is deferred initially when the loyalty awards are earned, and recognized, along with the related cost of goods sold, as the loyalty awards are redeemed or, if not redeemed, as they expire. Revenue for the unredeemed portion of gift cards, which was previously recognized when the likelihood of redemption became remote, is now recognized under the guidance proportionately over the estimated customer redemption period, subject to the constraint that it must be probable that a significant reversal of revenue will not occur. Please refer to Note 20, “Recent Accounting Guidance,” and Note 2, “Revenue,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. During the first quarter of 2018, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 4, 2018, except for the item mentioned above.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 6, 2018 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 6, 2018. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. Due to the currently low rates of return we are receiving on our cash and cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at May 6, 2018, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $400,000 annually. Borrowings under our 2016 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our 2016 facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of May 6, 2018, after taking into account the effect of our interest rate swap agreement that was in effect as of such date, approximately 50% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our debt position at May 6, 2018, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $1 million annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact. The translational impact refers to the impact that changes in exchange rates can have on our financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our reported results of operations will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar, the Russian ruble and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies.

A transactional impact on financial results is common for apparel companies operating outside the United States that purchase goods in United States dollars, as is the case with most of our foreign operations. As with translation, our results of operations will be negatively impacted during times of a strengthening United States dollar as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold and favorably impacted during times of a weakening United States dollar as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany transactions and SG&A expenses. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. The foreign currency forward exchange contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries.

Given our foreign currency forward exchange contracts outstanding at May 6, 2018, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $90 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

We expect an increase in revenue and net income in 2018 as compared to 2017 due to the foreign exchange impact of approximately $80 million and $15 million, respectively, based on current exchange rates.

We also have exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, we designated the carrying amount of our €950 million aggregate principal amount of euro-denominated senior notes that we had issued in the United States as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $110 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 4, 2018 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of May 6, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
February 5, 2018 -
March 4, 2018	120,755	$147.31	119,700	$540,723,103
March 5, 2018 -
April 8, 2018	171,666	146.46	147,500	519,258,020
April 9, 2018 -
May 6, 2018	202,477	158.98	92,200	504,649,359
Total	494,898	$151.79	359,400	$504,649,359

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

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2018 principally in connection with the settlement of vested restricted stock units and performance stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

ITEM 6 - EXHIBITS

The following exhibits are included herein:

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 5 to our Annual Report on Form 10-K for the fiscal year ended January 29, 1977); Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended February 3, 1985); Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to our Quarterly Report on Form 10-Q for the period ended May 4, 1986); Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988); Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the fiscal year ended January 30, 1994); Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended July 28, 1996); Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2003); Corrected Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation, dated April 17, 2003 (incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2003); Certificate of Amendment of Certificate of Incorporation, filed June 29, 2006 (incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007); Certificate Eliminating Reference to Series B Convertible Preferred Stock From Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 12, 2007 (incorporated by reference to Exhibit 3.10 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007); Certificate Eliminating Reference to Series A Cumulative Participating Preferred Stock From Certificate of Incorporation of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on September 28, 2007); Certificate of Designations of Series A Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed May 12, 2010); Certificate of Amendment of Certificate of Incorporation, filed June 23, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on June 29, 2011); Certificate Eliminating Reference to Series A Convertible Preferred Stock From Certificate of Incorporation of PVH Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on May 3, 2013).

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

10.1
Employment Agreement, dated as of March 1, 2018, between PVH Corp. and Francis K. Duane (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended February 4, 2018).

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

PVH CORP.
Registrant

Dated:	June 11, 2018	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Principal Accounting Officer)