Form 10-Q
period 2018-11-04
PVH CORP. /DE/
filed 2018-12-10
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	November 4, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of December 4, 2018 was 75,735,222.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, as well as our plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, and other factors; (iv) our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) quota restrictions, the imposition of safeguard controls and the imposition of duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed; (vi) the availability and cost of raw materials; (vii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (viii) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (ix) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (x) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xi) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xii) significant fluctuations of the United States dollar against foreign currencies in which we transact significant levels of business; (xiii) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xiv) the impact of new and revised tax legislation and regulations, particularly the United States Tax Cuts and Jobs Act of 2017 and the still to-be-issued regulations with respect thereto that might disproportionately affect us as compared to some of our peers due to our specific tax structure and greater percentage of revenues and income generated outside of the United States; and (xv) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 4,	October 29,	November 4,	October 29,
	2018	2017	2018	2017
Net sales	$2,377.4	$2,220.2	$6,794.1	$6,058.7
Royalty revenue	112.2	105.8	283.1	274.5
Advertising and other revenue	34.9	31.0	95.6	82.7
Total revenue	2,524.5	2,357.0	7,172.8	6,415.9
Cost of goods sold (exclusive of depreciation and amortization)	1,159.7	1,059.7	3,220.0	2,890.5
Gross profit	1,364.8	1,297.3	3,952.8	3,525.4
Selling, general and administrative expenses	1,091.3	1,022.5	3,215.8	2,954.4
Non-service related pension and postretirement (income) cost	(2.7)	(2.2)	(7.8)	2.4
Equity in net income of unconsolidated affiliates	6.1	3.7	13.2	5.8
Income before interest and taxes	282.3	280.7	758.0	574.4
Interest expense	30.3	32.3	90.0	93.6
Interest income	0.9	1.4	3.1	4.3
Income before taxes	252.9	249.8	671.1	485.1
Income tax expense	10.3	11.1	84.9	56.9
Net income	242.6	238.7	586.2	428.2
Less: Net loss attributable to redeemable non-controlling interest	(0.5)	(0.5)	(1.5)	(1.1)
Net income attributable to PVH Corp.	$243.1	$239.2	$587.7	$429.3
Basic net income per common share attributable to PVH Corp.	$3.18	$3.09	$7.65	$5.52
Diluted net income per common share attributable to PVH Corp.	$3.15	$3.05	$7.56	$5.45
Dividends declared per common share	$0.0375	$0.0375	$0.1500	$0.1500

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 4,	October 29,	November 4,	October 29,
	2018	2017	2018	2017

Net income	$242.6	$238.7	$586.2	$428.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(58.8)	(47.2)	(396.9)	261.7
Net unrealized and realized gain (loss) on effective cash flow hedges, net of tax expense of $0.9, $2.3, $5.2 and $0.9	17.2	15.6	108.2	(56.6)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $4.0, $1.6, $24.8 and $(12.0)	12.0	2.7	75.9	(19.8)
Total other comprehensive (loss) income	(29.6)	(28.9)	(212.8)	185.3
Comprehensive income	213.0	209.8	373.4	613.5
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.5)	(0.5)	(1.5)	(1.1)
Comprehensive income attributable to PVH Corp.	$213.5	$210.3	$374.9	$614.6

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	November 4,	February 4,	October 29,
	2018	2018	2017
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$398.5	$493.9	$612.3
Trade receivables, net of allowances for doubtful accounts of $26.9, $21.1 and $18.3	937.0	658.5	827.9
Other receivables	28.6	37.9	29.2
Inventories, net	1,686.9	1,591.3	1,466.2
Prepaid expenses	173.4	184.5	168.4
Other	83.4	64.7	40.1
Total Current Assets	3,307.8	3,030.8	3,144.1
Property, Plant and Equipment, net	923.7	899.8	821.2
Goodwill	3,655.2	3,834.7	3,685.8
Tradenames	2,859.4	2,928.4	2,857.4
Other Intangibles, net	715.6	798.2	792.8
Other Assets, including deferred taxes of $15.3, $25.4 and $23.6	369.2	393.8	356.9
Total Assets	$11,830.9	$11,885.7	$11,658.2

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$752.5	$889.8	$681.3
Accrued expenses	830.1	923.1	816.1
Deferred revenue	39.3	39.2	21.4
Short-term borrowings	276.7	19.5	207.5
Current portion of long-term debt	—	—	—
Total Current Liabilities	1,898.6	1,871.6	1,726.3
Long-Term Debt	2,878.3	3,061.3	3,182.7
Other Liabilities, including deferred taxes of $655.3, $663.0 and $823.3	1,372.3	1,414.4	1,496.8
Redeemable Non-Controlling Interest	0.5	2.0	2.6
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 85,444,411; 84,851,079 and 84,323,758 shares issued	85.4	84.9	84.3
Additional paid in capital - common stock	3,002.9	2,941.2	2,911.3
Retained earnings	4,191.4	3,625.2	3,514.7
Accumulated other comprehensive loss	(534.3)	(321.5)	(525.5)
Less: 9,533,692; 7,672,317 and 7,243,364 shares of common stock held in treasury, at cost	(1,064.2)	(793.4)	(735.0)
Total Stockholders’ Equity	5,681.2	5,536.4	5,249.8
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,830.9	$11,885.7	$11,658.2

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	November 4,	October 29,
	2018	2017
OPERATING ACTIVITIES
Net income	$586.2	$428.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	248.0	239.0
Equity in net income of unconsolidated affiliates	(13.2)	(5.8)
Deferred taxes	2.3	(67.4)
Stock-based compensation expense	41.9	33.0
Impairment of long-lived assets	4.7	2.2
Settlement loss on retirement plans	—	9.4
Changes in operating assets and liabilities:
Trade receivables, net	(316.1)	(189.8)
Other receivables	7.9	(3.7)
Inventories, net	(172.9)	(99.6)
Accounts payable, accrued expenses and deferred revenue	(122.5)	(75.7)
Prepaid expenses	2.9	(29.7)
Employer pension contribution	(10.0)	—
Contingent purchase price payments to Mr. Calvin Klein	(15.9)	(37.7)
Other, net	61.6	3.0
Net cash provided by operating activities	304.9	205.4
INVESTING ACTIVITIES(1)
Acquisitions, net of cash acquired	(15.9)	(40.1)
Purchases of property, plant and equipment	(269.8)	(235.2)
Investments in unconsolidated affiliates	—	(4.5)
Payment received on advance to unconsolidated affiliate	—	6.3
Net cash used by investing activities	(285.7)	(273.5)
FINANCING ACTIVITIES(1)
Net proceeds from short-term borrowings	257.2	188.4
Repayment of 2016 facilities	(85.0)	(50.0)
Net proceeds from settlement of awards under stock plans	20.5	11.4
Cash dividends	(11.6)	(11.8)
Acquisition of treasury shares	(270.4)	(200.2)
Payments of capital lease obligations	(4.0)	(3.8)
Tommy Hilfiger India contingent purchase price payments	—	(0.8)
Contributions from non-controlling interest	—	1.7
Net cash used by financing activities	(93.3)	(65.1)
Effect of exchange rate changes on cash and cash equivalents	(21.3)	15.4
Decrease in cash and cash equivalents	(95.4)	(117.8)
Cash and cash equivalents at beginning of period	493.9	730.1
Cash and cash equivalents at end of period	$398.5	$612.3

(1) See Note 17 for information on Noncash Investing and Financing Transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio consisting of nationally and internationally recognized trademarks, including CALVIN KLEIN, TOMMY HILFIGER, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene, which are owned, and Speedo, which is licensed in perpetuity for North America and the Caribbean, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swimwear, swim products, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. References to the aforementioned and other brand names are to registered and common law trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

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

The results of operations for the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which were normal and recurring in nature) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

2. REVENUE

The Company generates revenue primarily from sales of finished products under its owned and licensed trademarks through its wholesale and retail operations. The Company also generates royalty and advertising revenue from licensing the rights to its trademarks to third parties. Revenue is recognized upon the transfer of control of products or services to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services.
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
Customer Loyalty Programs

The Company uses loyalty programs that offer customers of its retail businesses specified amounts off of future purchases for a specified period of time after certain levels of spending are achieved. Customers that are enrolled in the programs earn loyalty points for each purchase made.
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

As of November 4, 2018, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1,178.4 million, of which the Company expects to recognize $42.3 million as revenue during the remainder of 2018, $241.1 million in 2019 and $895.0 million thereafter.
Deferred Revenue
Changes in deferred revenue related to customer loyalty programs, gift cards and license agreements for the thirty-nine weeks ended November 4, 2018 were as follows:

(In millions)	Thirty-Nine Weeks Ended
Deferred revenue balance at February 4, 2018	$39.2
Impact of adopting the new revenue standard (1)	15.6
Net additions to deferred revenue during the period	34.2
Reductions in deferred revenue for revenue recognized during the period (2)	(49.7)
Deferred revenue balance at November 4, 2018	$39.3

(1) Please see Note 20, “Recent Accounting Guidance,” for further discussion of the adoption of the new revenue standard.

(2) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at February 4, 2018, as adjusted for the impact of adopting the new revenue standard, and does not contemplate revenue recognized from amounts deferred after February 4, 2018. This amount includes $1.7 million of revenue recognized during the thirteen weeks ended November 4, 2018.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $2.6 million and $3.9 million as of November 4, 2018 and February 4, 2018, respectively.

Optional Exemptions
The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less (e.g., backlog of customer orders) and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Please see Note 18, “Segment Data,” for information on the disaggregation of revenue by segment and distribution channel.
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

Acquisition of the Wholesale and Concessions Businesses in Belgium and Luxembourg

The Company acquired on September 1, 2017 the Tommy Hilfiger and Calvin Klein wholesale and concessions businesses in Belgium and Luxembourg from a former agent (the “Belgian acquisition”). As a result of the Belgian acquisition, the Company now operates directly the Tommy Hilfiger and Calvin Klein businesses in this region.

The acquisition date fair value of the consideration was $13.9 million, consisting of $12.0 million paid in cash in 2017 and $1.9 million expected to be paid in the fourth quarter of 2018, which amount is included in accrued expenses in the Company’s Consolidated Balance Sheet as of November 4, 2018. The estimated fair value of assets acquired and liabilities assumed consisted of $12.4 million of goodwill and $1.5 million of other net assets. The goodwill of $12.4 million was assigned as of the acquisition date to the Company’s Tommy Hilfiger International and Calvin Klein International segments in the amounts of $11.1 million and $1.3 million, respectively, which are the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill will not be deductible for tax purposes. The Company finalized the purchase price allocation during the first quarter of 2018.

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

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of PVH Ethiopia was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI, which is also its fair value, decreased to $0.5 million as of November 4, 2018 from $2.0 million as of February 4, 2018, resulting from a net loss attributable to the RNCI for the thirty-nine weeks ended November 4, 2018 of $1.5 million. The carrying amount of the RNCI as of October 29, 2017 was $2.6 million.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $198.0 million, $208.4 million and $186.3 million as of November 4, 2018, February 4, 2018 and October 29, 2017, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $3.6 million and $3.7 million from these investments during the thirty-nine weeks ended November 4, 2018 and October 29, 2017, respectively, and made payments related to these investments of $4.5 million during the thirty-nine weeks ended October 29, 2017 to contribute its share of funding for the period.

The Company issued a note receivable due April 2, 2017 to its joint venture in Brazil in 2016 for $12.5 million, of which $6.2 million was repaid in 2016 and the remaining balance, including accrued interest, was repaid in the first quarter of 2017.

7. GOODWILL

The changes in the carrying amount of goodwill for the thirty-nine weeks ended November 4, 2018, by segment (please see Note 18, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 4, 2018
Goodwill, gross	$780.2	$942.0	$204.4	$1,661.6	$246.5	$11.9	$3,846.6
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.2	942.0	204.4	1,661.6	246.5	—	3,834.7
Contingent purchase price payments to Mr. Calvin Klein	1.0	0.7	—	—	—	—	1.7
Currency translation	(1.2)	(37.1)	—	(142.9)	—	—	(181.2)
Balance as of November 4, 2018
Goodwill, gross	780.0	905.6	204.4	1,518.7	246.5	11.9	3,667.1
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$780.0	$905.6	$204.4	$1,518.7	$246.5	$—	$3,655.2

The Company was required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. Such payments were based on 1.15% of total worldwide net sales, as defined in the acquisition agreement (as amended), of products bearing any of the CALVIN KLEIN brands and were required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein were made were wholesale sales by the Company and its licensees and other partners to retailers. The final payment due to Mr. Klein was made in the second quarter of 2018. All payments are subject to audit, as per the terms of the acquisition agreement.

8. RETIREMENT AND BENEFIT PLANS

The Company, as of November 4, 2018, has five noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five plans as its “Pension Plans.”

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

The components of net benefit cost were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/4/18	10/29/17	11/4/18	10/29/17

Service cost, including plan expenses	$8.4	$6.8	$25.3	$20.4
Interest cost	6.5	6.4	19.5	19.3
Expected return on plan assets	(10.1)	(9.6)	(30.2)	(28.9)
Settlement loss	—	—	—	9.4
Curtailment gain	—	—	—	(0.3)
Total	$4.8	$3.6	$14.6	$19.9

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/4/18	10/29/17	11/4/18	10/29/17

Service cost, including plan expenses	$1.5	$1.1	$4.4	$3.4
Interest cost	0.9	1.0	2.9	2.9
Total	$2.4	$2.1	$7.3	$6.3

Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017.

The service cost component of net benefit cost is recorded in selling, general and administrative (“SG&A”) expenses and the other components of net benefit cost are recorded in non-service related pension and postretirement (income) cost in the Company’s Consolidated Income Statements. Please see Note 20, “Recent Accounting Guidance,” for further discussion of the updated guidance related to the presentation of net benefit cost.

During the first quarter of 2017, the Company completed the purchase of a group annuity using assets from the Pension Plans. Under the group annuity, the accrued pension obligations for approximately 4,000 retiree participants who had deferred vested benefits under the Pension Plans were transferred to an insurer. As a result, the Company recognized a loss of $9.4 million, which was recorded in non-service related pension and postretirement cost in the Company’s Consolidated Income Statement for the thirty-nine weeks ended October 29, 2017. The amount of the pension benefit obligation settled was $65.3 million.

The Company made a voluntary contribution of $10.0 million to its Pension Plans during the third quarter of 2018 and does not expect to make any additional contributions to the Pension Plans in 2018. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under its senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. The Company had $259.0 million outstanding under these facilities as of November 4, 2018. The weighted average interest rate on funds borrowed as of November 4, 2018 was 3.8%. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended November 4, 2018 was $274.4 million.

Additionally, the Company has the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $97.4 million based on exchange rates in effect on November 4, 2018 and are utilized primarily to fund working capital needs. The Company had $17.7 million outstanding under these facilities as of November 4, 2018. The weighted average interest rate on funds borrowed as of November 4, 2018 was 0.21%. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended November 4, 2018 was $38.6 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	11/4/18	2/4/18	10/29/17

Senior secured Term Loan A facility due 2021	$1,708.3	$1,792.1	$1,991.6
4 1/2% senior unsecured notes due 2022	—	—	691.6
7 3/4% debentures due 2023	99.6	99.5	99.5
3 5/8% senior unsecured euro notes due 2024 (1)	394.4	430.8	400.0
3 1/8% senior unsecured euro notes due 2027 (1)	676.0	738.9	—
Total	2,878.3	3,061.3	3,182.7
Less: Current portion of long-term debt	—	—	—
Long-term debt	$2,878.3	$3,061.3	$3,182.7

(1) The carrying amount of the Company’s senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of November 4, 2018, February 4, 2018 and October 29, 2017.

As of November 4, 2018, the Company’s mandatory long-term debt repayments for the remainder of 2018 through 2023 were as follows:

(In millions)
Fiscal Year	Amount
Remainder of 2018	$—
2019	—
2020	188.5
2021	1,525.8
2022	—
2023	100.0

Total debt repayments for the remainder of 2018 through 2023 exceed the total carrying amount of the Company’s Term Loan A facility and 7 3/4% debentures due 2023 as of November 4, 2018 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of November 4, 2018, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section entitled “2016 Senior Secured Credit Facilities,” which were in effect as of such date, approximately 50% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2016 Senior Secured Credit Facilities

The Company has senior secured credit facilities due May 19, 2021 (the “2016 facilities”) that consist of a $2,347.4 million United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (i) a $475.0 million United States dollar-denominated revolving credit facility, (ii) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars and Canadian dollars and (iii) a €185.9 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen and Swiss francs. Borrowings under the 2016 facilities bear interest at variable rates calculated in the manner set forth in the terms of the 2016 facilities.

The Company had loans outstanding of $1,708.3 million, net of original issue discounts and debt issuance costs, under the Term Loan A facility, $259.0 million of borrowings outstanding under the senior secured revolving credit facilities and $20.5 million of outstanding letters of credit under the senior secured revolving credit facilities as of November 4, 2018.

The Company made payments of $85.0 million and $50.0 million during the thirty-nine weeks ended November 4, 2018 and October 29, 2017, respectively, on its term loans under the 2016 facilities. As a result of the voluntary repayments the Company has made to date, it is not required to make a long-term debt repayment until March 2020.

The Company entered into an interest rate swap agreement during the third quarter of 2018 for a two-year term commencing on February 19, 2019. The agreement was designed with the intended effect of converting an initial notional amount of $115.7 million of the Company’s variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) will be eliminated and the Company will pay a fixed rate of 2.9975% plus the current applicable margin.

The Company entered into an interest rate swap agreement during the second quarter of 2018 for a 30-month term commencing on August 6, 2018. The agreement was designed with the intended effect of converting a notional amount of $50.0 million of the Company’s variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company pays a fixed rate of 2.6825% plus the current applicable margin.

The Company entered into an interest rate swap agreement during the second quarter of 2017 for a two-year term commencing on February 20, 2018. The agreement was designed with the intended effect of converting an initial notional amount of $306.5 million of the Company’s variable rate debt obligation to fixed rate debt. Such agreement remains outstanding with a notional amount of $244.0 million as of November 4, 2018. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company pays a fixed rate of 1.566% plus the current applicable margin.

The notional amounts of the outstanding interest rate swap that commenced on February 20, 2018 and the interest rate swap that will commence on February 19, 2019 will be adjusted according to pre-set schedules during the terms of the swap agreements such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the Term Loan A facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

The Company entered into an interest rate swap agreement during the second quarter of 2014 for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR was eliminated and the Company paid a weighted average fixed rate of 1.924% plus the current applicable margin. The agreement expired in February 2018.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of November 4, 2018, the Company was in compliance with all applicable covenants under its financing arrangements.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2018 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended November 4, 2018 and October 29, 2017 were 4.1% and 4.4%, respectively. The effective income tax rates for the thirty-nine weeks ended November 4, 2018 and October 29, 2017 were 12.7% and 11.7%, respectively. The effective income tax rates for the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017 were lower than the applicable United States statutory income tax rate primarily due to the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns and the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a benefit to the Company’s effective income tax rates of 16.6% and 5.9% for the thirteen and thirty-nine weeks ended November 4, 2018, respectively, and 14.7% and 6.9% for the thirteen and thirty-nine weeks ended October 29, 2017, respectively.
The Company files income tax returns in more than 40 international jurisdictions each year. Most of the international jurisdictions in which the Company files tax returns had lower statutory income tax rates than the United States statutory income tax rate in 2017 prior to enactment of the United States Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”). A substantial amount of the Company’s earnings comes from international operations, particularly in the Netherlands and Hong Kong, where income tax rates continue to be lower than the United States statutory income tax rate after giving effect to the Tax Legislation, and which coupled with special rates levied on income from certain jurisdictional activities, reduced the Company’s consolidated effective income tax rate during the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017. As a result of the Tax Legislation, the United States statutory income tax rate was reduced from 35.0% to 21.0% effective January 1, 2018. However, the reduction in the United States statutory income tax rate did not have a significant impact on the Company’s overall effective tax rate due to its mix of earnings.

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

The Company recorded a provisional net tax benefit of $52.8 million in the fourth quarter of 2017, which included a $265.0 million benefit primarily from the remeasurement of the Company’s net deferred tax liabilities to the lower United States corporate income tax rate, partially offset by a $38.5 million valuation allowance on the Company’s foreign tax credits and a $173.7 million transition tax on undistributed post-1986 earnings and profits of foreign subsidiaries deemed to be repatriated. The Company’s estimates were recorded on a provisional basis and are subject to adjustment in 2018 under the permitted measurement period. The Company will finalize its accounting related to the impacts of the Tax Legislation on the one-time transition tax liability, deferred taxes, valuation allowances, state tax considerations, and any remaining outside basis differences in the Company’s foreign subsidiaries in the fourth quarter of 2018. As the Company completes its analysis of the Tax Legislation, collects and prepares necessary data and interprets any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service and other standard-setting bodies, the Company may make adjustments in the fourth quarter of 2018 to these provisional amounts recorded in 2017. There were no adjustments made to these provisional amounts during the thirty-nine weeks ended November 4, 2018.

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

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively referred to as “cash flow hedges”). The changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of the cash flow hedges during the thirty-nine weeks ended November 4, 2018 and October 29, 2017.

Net Investment Hedges

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, during the fourth quarter of 2017 and the second quarter of 2016, the Company designated the carrying amounts of its €600.0 million euro-denominated principal amount of 3 1/8% senior notes due 2027 and €350.0 million euro-denominated principal amount of 3 5/8% senior notes due 2024, respectively (collectively referred to as the “foreign currency borrowings”), that it had issued in the United States, as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 9, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,102.2 million and $1,070.4 million, respectively, as of November 4, 2018, $1,226.7 million and $1,169.7 million, respectively, as of February 4, 2018 and $448.8 million and $400.0 million, respectively, as of October 29, 2017. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing. There was no ineffective portion of the net investment hedges during the thirty-nine weeks ended November 4, 2018 and October 29, 2017.

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

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets						Liabilities
	11/4/2018		2/4/2018		10/29/2017		11/4/2018		2/4/2018		10/29/2017
	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$33.7	$1.7	$0.9	$0.1	$5.8	$1.3	$0.3	$0.1	$62.4	$4.1	$30.5	$0.8
Interest rate swap agreements	2.0	0.9	1.1	1.3	0.1	0.7	0.1	—	0.1	—	1.1	—
Total contracts designated as cash flow hedges	35.7	2.6	2.0	1.4	5.9	2.0	0.4	0.1	62.5	4.1	31.6	0.8
Undesignated contracts:
Foreign currency forward exchange contracts	0.1	—	0.5	—	2.1	—	3.5	—	0.9	—	1.0	—
Total	$35.8	$2.6	$2.5	$1.4	$8.0	$2.0	$3.9	$0.1	$63.4	$4.1	$32.6	$0.8

The notional amount outstanding of foreign currency forward exchange contracts was $1,105.7 million at November 4, 2018. Such contracts expire principally between November 2018 and March 2020.

The following table summarizes the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		Gain (Loss) Reclassified from AOCL into Income (Expense)
(In millions)			Location	Amount
Thirteen Weeks Ended	11/4/18	10/29/17		11/4/18	10/29/17
Foreign currency forward exchange contracts (inventory purchases)	$23.4	$8.9	Cost of goods sold	$5.5	$(6.9)
Interest rate swap agreements	0.4	0.8	Interest expense	0.2	(1.3)
Foreign currency borrowings (net investment hedges)	16.0	4.3	N/A	—	—
Total	$39.8	$14.0		$5.7	$(8.2)

Thirty-Nine Weeks Ended	11/4/18	10/29/17		11/4/18	10/29/17
Foreign currency forward exchange contracts (inventory purchases)	$89.8	$(61.3)	Cost of goods sold	$(23.1)	$1.2
Interest rate swap agreements	1.1	1.5	Interest expense	0.6	(5.3)
Foreign currency borrowings (net investment hedges)	100.7	(31.8)	N/A	—	—
Total	$191.6	$(91.6)		$(22.5)	$(4.1)

A net gain in AOCL on foreign currency forward exchange contracts at November 4, 2018 of $34.0 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net gain in AOCL for interest rate swap agreements at November 4, 2018 of $1.9 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Income Statements:

(In millions)	(Loss) Gain Recognized in (Expense) Income
Thirteen Weeks Ended	11/4/18	10/29/17
Foreign currency forward exchange contracts	$(3.0)	$(0.2)
Foreign currency option contracts	—	(0.0)

Thirty-Nine Weeks Ended	11/4/18	10/29/17
Foreign currency forward exchange contracts	$(3.0)	$1.5
Foreign currency option contracts	—	(4.3)

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of November 4, 2018.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	11/4/18				2/4/18				10/29/17
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$35.5	N/A	$35.5	N/A	$1.5	N/A	$1.5	N/A	$9.2	N/A	$9.2
Interest rate swap agreements	N/A	2.9	N/A	2.9	N/A	2.4	N/A	2.4	N/A	0.8	N/A	0.8
Total Assets	N/A	$38.4	N/A	$38.4	N/A	$3.9	N/A	$3.9	N/A	$10.0	N/A	$10.0

Liabilities:
Foreign currency forward exchange contracts	N/A	$3.9	N/A	$3.9	N/A	$67.4	N/A	$67.4	N/A	$32.3	N/A	$32.3
Interest rate swap agreements	N/A	0.1	N/A	0.1	N/A	0.1	N/A	0.1	N/A	1.1	N/A	1.1
Total Liabilities	N/A	$4.0	N/A	$4.0	N/A	$67.5	N/A	$67.5	N/A	$33.4	N/A	$33.4

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

The following table presents the change in the Level 3 contingent purchase price payment liability:

(In millions)	Thirty-Nine Weeks Ended
10/29/17
Beginning Balance	$1.6
Payments	(0.8)
Adjustments included in earnings	(0.8)
Ending Balance	$—

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment) during the thirty-nine weeks ended November 4, 2018 and October 29, 2017, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
Assets:	Level 1	Level 2	Level 3
November 4, 2018	N/A	N/A	$—	$—	$4.7
October 29, 2017	N/A	N/A	$0.4	$0.4	$2.2

Long-lived assets with a carrying amount of $4.7 million were written down to a fair value of zero during the thirty-nine weeks ended November 4, 2018 primarily in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The impairment charge of $4.7 million was included in SG&A expenses, of which $1.8 million was recorded in the Calvin Klein North America segment, $2.0 million was recorded in the Calvin Klein International segment, $0.2 million was recorded in the Tommy Hilfiger North America segment and $0.7 million was recorded in the Tommy Hilfiger International segment.

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

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	11/4/18		2/4/18		10/29/17
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$398.5	$398.5	$493.9	$493.9	$612.3	$612.3
Short-term borrowings	276.7	276.7	19.5	19.5	207.5	207.5
Long-term debt	2,878.3	2,929.0	3,061.3	3,140.9	3,182.7	3,277.5

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

The Company may grant the following types of incentive awards under the 2006 Plan: (i) non-qualified stock options (“stock options”); (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; (vii) performance share units (“PSUs”); and (viii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines. Awards granted under the 2006 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets.

Through November 4, 2018, the Company has granted under the 2006 Plan (i) service-based stock options, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. All restricted stock granted by the Company was fully vested at the end of 2015.

According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying a RSU or PSU reduces the number available by two shares.

Net income for the thirty-nine weeks ended November 4, 2018 and October 29, 2017 included $41.9 million and $33.0 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $8.4 million and $10.2 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based plan awards. The actual income tax benefits realized from these transactions during the thirty-nine weeks ended November 4, 2018 and October 29, 2017 were $13.3 million and $9.3 million, respectively. The tax benefits realized included discrete net excess tax benefits of $4.9 million recognized in the Company’s provision for income taxes during the thirty-nine weeks ended November 4, 2018. The discrete net excess tax deficiencies recognized in the Company’s provision for income taxes during the thirty-nine weeks ended October 29, 2017 were immaterial.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirty-nine weeks ended November 4, 2018 and October 29, 2017 and the resulting weighted average grant date fair value per stock option:

	11/4/18	10/29/17
Weighted average risk-free interest rate	2.78%	2.10%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	26.92%	29.46%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$51.66	$33.50

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

Stock option activity for the thirty-nine weeks ended November 4, 2018 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 4, 2018	921	$102.18
Granted	86	158.53
Exercised	200	103.04
Cancelled	4	100.67
Outstanding at November 4, 2018	803	$108.01
Exercisable at November 4, 2018	463	$102.05

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

RSU activity for the thirty-nine weeks ended November 4, 2018 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 4, 2018	917	$103.90
Granted	337	158.12
Vested	327	107.08
Cancelled	46	114.14
Non-vested at November 4, 2018	881	$122.91

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

The following summarizes the assumptions used to estimate the fair value of PSUs granted during the thirty-nine weeks ended November 4, 2018 and October 29, 2017 and the resulting weighted average grant date fair value per PSU:

	11/4/18	10/29/17
Risk-free interest rate	2.62%	1.49%
Expected Company volatility	29.78%	31.29%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$159.53	$96.81

Certain of the awards granted in 2018, 2017 and 2016 are subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 7.09% in 2018 and 12.67% in 2017 for the restriction of liquidity, which was calculated using the Chaffe model.

PSU activity for the thirty-nine weeks ended November 4, 2018 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 4, 2018	197	$93.97
Granted at target	44	159.53
Change due to market condition achieved above target	32	101.23
Vested	78	101.23
Cancelled	—	—
Non-vested at November 4, 2018	195	$107.03

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended November 4, 2018 and October 29, 2017:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, February 4, 2018	$(249.4)		$(72.1)	$(321.5)
Other comprehensive (loss) income before reclassifications	(321.0)	(1)(2)	86.9	(234.1)
Less: Amounts reclassified from AOCL	—		(21.3)	(21.3)
Other comprehensive (loss) income	(321.0)		108.2	(212.8)
Balance, November 4, 2018	$(570.4)		$36.1	$(534.3)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, January 29, 2017	$(737.7)		$26.9	$(710.8)
Other comprehensive income (loss) before reclassifications	241.9	(1)(3)	(58.8)	183.1
Less: Amounts reclassified from AOCL	—		(2.2)	(2.2)
Other comprehensive income (loss)	241.9		(56.6)	185.3
Balance, October 29, 2017	$(495.8)		$(29.7)	$(525.5)

(1) Foreign currency translation adjustments included a net gain (loss) on net investment hedges of $75.9 million and $(19.8) million during the thirty-nine weeks ended November 4, 2018 and October 29, 2017, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

(3) Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

The following table presents reclassifications out of AOCL to earnings for the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/4/18	10/29/17	11/4/18	10/29/17
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$5.5	$(6.9)	$(23.1)	$1.2	Cost of goods sold
Interest rate swap agreements	0.2	(1.3)	0.6	(5.3)	Interest expense
Less: Tax effect	(0.1)	(0.4)	(1.2)	(1.9)	Income tax expense
Total, net of tax	$5.8	$(7.8)	$(21.3)	$(2.2)

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

During the thirty-nine weeks ended November 4, 2018 and October 29, 2017, the Company purchased 1.7 million shares and 1.8 million shares, respectively, of its common stock under the program in open market transactions for $247.4 million and $192.3 million, respectively. As of November 4, 2018, the repurchased shares were held as treasury stock and $311.0 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, RSUs and PSUs to satisfy tax withholding requirements.

16. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	11/4/18	10/29/17	11/4/18	10/29/17

Net income attributable to PVH Corp.	$243.1	$239.2	$587.7	$429.3

Weighted average common shares outstanding for basic net income per common share	76.4	77.3	76.8	77.8
Weighted average impact of dilutive securities	0.7	1.2	0.9	0.9
Total shares for diluted net income per common share	77.1	78.5	77.7	78.7

Basic net income per common share attributable to PVH Corp.	$3.18	$3.09	$7.65	$5.52

Diluted net income per common share attributable to PVH Corp.	$3.15	$3.05	$7.56	$5.45

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/4/18	10/29/17	11/4/18	10/29/17

Weighted average potentially dilutive securities	0.3	0.3	0.2	0.6

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of November 4, 2018 and October 29, 2017 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.2 million and 0.1 million as of November 4, 2018 and October 29, 2017, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 4, 2018 and October 29, 2017 were $2.9 million and $2.1 million, respectively, of assets acquired through capital leases.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statements of Cash Flows for both the thirty-nine weeks ended November 4, 2018 and October 29, 2017 were $1.9 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective period.

The Company completed the acquisition of the Geoffrey Beene tradename during the thirty-nine weeks ended November 4, 2018. Omitted from acquisitions, net of cash acquired in the Company’s Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 4, 2018 was $0.7 million of acquisition consideration related to royalties prepaid to Geoffrey Beene by the Company under the prior license agreement and $0.4 million of liabilities assumed by the Company.

The Company completed the Belgian acquisition during the thirty-nine weeks ended October 29, 2017. Omitted from acquisitions, net of cash acquired in the Company’s Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 29, 2017 was a $1.9 million payable for the portion of the acquisition consideration expected to be paid in the fourth quarter of 2018.

18. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale in the United States and Canada, primarily to department and specialty stores, digital commerce sites operated by key department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers, and digital commerce sites in the United States and Canada, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Calvin Klein business.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores, digital commerce sites operated by key department store customers and pure play digital commerce retailers, distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia and Brazil, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated foreign affiliate in Australia relating to the affiliate’s Calvin Klein business and its unconsolidated Calvin Klein foreign affiliate in India.

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

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe and China, primarily to department and specialty stores, digital commerce sites operated by key department store customers and pure play digital commerce retailers, distributors and franchisees; (ii) operating retail stores and concession locations in Europe, China and Japan and international digital commerce sites, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated Tommy Hilfiger foreign affiliates in Brazil and India and its unconsolidated foreign affiliate in Australia relating to the affiliate’s Tommy Hilfiger business.

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

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada, which primarily sell apparel, accessories and related products. A majority of the Company’s Heritage Brands stores offer a broad selection of Van Heusen men’s and women’s apparel, along with a limited selection of the Company’s dress shirt and neckwear offerings and IZOD Golf, Warner’s and, to a lesser extent, Speedo products. The majority of these stores feature multiple brand names on the store signage, with the remaining stores operating under the Van Heusen name.

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/4/18	(1)	10/29/17	(1)	11/4/18	(1)	10/29/17	(1)
Revenue – Calvin Klein North America
Net sales	$420.3		$413.4		$1,212.6		$1,091.8
Royalty revenue	45.9		46.3		111.9		113.0
Advertising and other revenue	14.8		16.0		38.5		38.5
Total	481.0		475.7		1,363.0		1,243.3

Revenue – Calvin Klein International
Net sales	452.8		439.5		1,336.9		1,164.3
Royalty revenue	21.7		20.2		56.2		57.1
Advertising and other revenue	7.7		7.2		22.2		20.2
Total	482.2		466.9		1,415.3		1,241.6

Revenue – Tommy Hilfiger North America
Net sales	394.9		383.2		1,151.6		1,062.1
Royalty revenue	23.8		22.0		56.7		53.8
Advertising and other revenue	5.6		5.1		13.8		12.7
Total	424.3		410.3		1,222.1		1,128.6

Revenue – Tommy Hilfiger International
Net sales	688.1		595.0		1,897.6		1,581.9
Royalty revenue	14.4		11.8		39.4		33.6
Advertising and other revenue	5.7		1.7		17.8		8.3
Total	708.2		608.5		1,954.8		1,623.8

Revenue – Heritage Brands Wholesale
Net sales	357.9		324.4		1,000.7		967.9
Royalty revenue	5.4		4.7		15.8		14.4
Advertising and other revenue	1.0		0.8		3.0		2.6
Total	364.3		329.9		1,019.5		984.9

Revenue – Heritage Brands Retail
Net sales	63.4		64.7		194.7		190.7
Royalty revenue	1.0		0.8		3.1		2.6
Advertising and other revenue	0.1		0.2		0.3		0.4
Total	64.5		65.7		198.1		193.7

Total Revenue
Net sales	2,377.4		2,220.2		6,794.1		6,058.7
Royalty revenue	112.2		105.8		283.1		274.5
Advertising and other revenue	34.9		31.0		95.6		82.7
Total	$2,524.5		$2,357.0		$7,172.8		$6,415.9

(1)
Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report for further discussion.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/4/18	10/29/17	11/4/18	10/29/17
Wholesale net sales	$1,415.5	$1,275.9	$3,830.1	$3,352.5
Retail net sales	961.9	944.3	2,964.0	2,706.2
Net sales	2,377.4	2,220.2	6,794.1	6,058.7

Royalty revenue	112.2	105.8	283.1	274.5
Advertising and other revenue	34.9	31.0	95.6	82.7
Total	$2,524.5	$2,357.0	$7,172.8	$6,415.9

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/4/18	(1)	10/29/17	(1)	11/4/18	(1)	10/29/17	(1)
Income before interest and taxes – Calvin Klein North America	$51.2		$66.1		$154.5		$156.0

Income before interest and taxes – Calvin Klein International	69.7		76.3		180.0		175.4

Income before interest and taxes – Tommy Hilfiger North America	64.6		52.6	(3)	179.6		87.0	(3)(4)

Income before interest and taxes – Tommy Hilfiger International	112.6		94.1		263.6		184.4	(4)

Income before interest and taxes – Heritage Brands Wholesale	23.8		28.4		90.1		89.2

Income before interest and taxes – Heritage Brands Retail	0.4		1.5		8.3		7.5

Loss before interest and taxes – Corporate (2)	(40.0)		(38.3)	(5)	(118.1)		(125.1)	(5)(6)

Income before interest and taxes	$282.3		$280.7		$758.0		$574.4

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

(3)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 29, 2017 included costs of $5.1 million and $19.2 million, respectively, associated with the relocation of the Tommy Hilfiger office in New York, including noncash depreciation expense.

(4)
Income before interest and taxes for the thirty-nine weeks ended October 29, 2017 included costs of $54.2 million associated with the agreements to restructure the Company’s supply chain relationship with Li & Fung Trading Limited (“Li & Fung”), under which the Company terminated its non-exclusive buying agency agreement with Li & Fung in 2017. Such costs were included in the Company’s segments as follows: $31.3 million in Tommy Hilfiger North America and $22.9 million in Tommy Hilfiger International.

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

19. GUARANTEES

The Company is deemed to have guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the sale of substantially all of the assets of the Company’s Bass business in 2013 pursuant to the terms of noncancelable leases expiring on various dates through 2022. The obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The maximum amount deemed to have been guaranteed for all leases as of November 4, 2018 was $9.8 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The liability for the guaranteed lease payments was immaterial as of November 4, 2018, February 4, 2018 and October 29, 2017.

The Company has guaranteed a portion of the respective debt and other obligations of its joint venture in Australia and one of its joint ventures in India. The maximum amount guaranteed as of November 4, 2018 was approximately $10.8 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The liability for these guarantee obligations was immaterial as of November 4, 2018, February 4, 2018 and October 29, 2017.

The Company guaranteed to a financial institution the repayment of a store security deposit in Japan paid to a landlord on behalf of the Company. The amount guaranteed as of November 4, 2018 was approximately $4.4 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse from the landlord for the full amount. The guarantee expires on March 28, 2022. The liability for this guarantee obligation was immaterial as of November 4, 2018.

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

The majority of the Company’s revenue is generated from sales of finished products, which continues to be recognized when control of the product is transferred to the customer. Under the guidance, the Company’s royalty and advertising revenue continues to be recognized over time, however, the timing of the recognition of revenue among quarters may be affected for certain of the Company’s license agreements. For loyalty programs, the Company previously recorded costs associated with such programs ratably as a cost of goods sold based on enrolled customers’ spending. Under the guidance, the revenue associated with loyalty awards is deferred initially when the loyalty awards are earned, and recognized, along with the related cost of goods sold, as the loyalty awards are redeemed or, if not redeemed, as they expire. Revenue for the unredeemed portion of gift cards, which was previously recognized when the likelihood of redemption became remote, is now recognized under the guidance proportionately over the estimated customer redemption period, subject to the constraint that it must be probable that a significant reversal of revenue will not occur. The Company adopted the guidance in the first quarter of 2018 by applying a modified retrospective approach to all contracts. As a result of the adoption, the Company recognized the cumulative effect of initially applying the guidance as a $1.9 million decrease to opening retained earnings with offsetting increases to deferred revenue and accrued expenses of $1.5 million and $0.4 million, respectively. Additionally, at the time of adoption, the Company reclassified the liabilities related to loyalty awards and the unredeemed portion of gift cards of $7.2 million and $6.9 million, respectively, from accrued expenses to deferred revenue in the Company’s Consolidated Balance Sheet. Otherwise, the adoption of the guidance did not have a material impact on the Company’s consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 4, 2018, including the Company’s Consolidated Income Statement and Consolidated Balance Sheet, or on any individual caption therein. Please see Note 2, “Revenue,” for further discussion.

The FASB issued in January 2016 an update to accounting guidance for the recognition and measurement of financial instruments. The update requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and revises certain presentation and disclosure requirements. The Company adopted this update in the first quarter of 2018 and it did not have any impact on the Company’s consolidated financial statements as the Company does not currently have such investments.

The FASB issued in August 2016 an update to accounting guidance to clarify and provide specific guidance on how certain cash receipts and cash payments are classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments of contingent consideration after a business combination and distributions from equity method investees. The Company adopted this update in the first quarter of 2018 on a retrospective basis. As a result, contingent purchase price payments to Mr. Calvin Klein of $37.7 million were reclassified from investing activities to operating activities, consistent with the current period classification under the update, and contingent purchase price payments related to the reacquisition of the rights in India to the TOMMY HILFIGER trademarks of $0.8 million were reclassified from investing activities to financing activities in the Company’s Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 29, 2017. Otherwise, the adoption of the update did not have a material impact on the Company’s Consolidated Statements of Cash Flows, as the Company’s historical presentation of cash receipts and cash payments has been consistent with this guidance.

The FASB issued in October 2016 an update to accounting guidance to simplify income tax accounting on intercompany sales or transfers of assets other than inventory. Previous guidance required entities to defer the income tax effect of intercompany transfers of assets until the asset was sold to an outside party or otherwise recognized. The update requires companies to recognize immediately in their income statement the income tax effects of an intercompany sale or transfer of an asset other than inventory. The Company adopted this update in the first quarter of 2018 using a modified retrospective approach, resulting in a cumulative-effect adjustment to decrease opening retained earnings by $8.0 million, with a corresponding decrease in other assets.

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

The FASB issued in March 2017 an update to accounting guidance to change the income statement presentation of net periodic pension and postretirement benefit cost. The update requires employers to report the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered by the employees during the applicable period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component of net periodic benefit cost is eligible for capitalization, when applicable. The Company adopted this update in the first quarter of 2018 on a retrospective basis. As a result, the Company reclassified $(2.2) million and $2.4 million from SG&A expenses to non-service related pension and postretirement (income) cost within income before interest and taxes in the Company’s Consolidated Income Statements for the thirteen and thirty-nine weeks ended

October 29, 2017, respectively. Otherwise, the adoption of the update did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of November 4, 2018

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
The Company formed a global, cross-functional project team to implement the new guidance and analyze its impacts. The Company has collected relevant data for all of its leases and is implementing changes needed to its policies, processes and internal controls as a result of the guidance. To facilitate the adoption and the related reporting requirements, the Company selected a global lease management and accounting software, which has been implemented in North America and is in the final stages of testing internationally. While the Company’s quantification of the impact of the guidance is still in process, it will result in a significant increase to the Company’s other assets and other liabilities, but is not expected to have a material impact on the Company’s results of operations. The Company will adopt the guidance in the first quarter of 2019 using the modified retrospective approach applied as of the period of adoption, with no restatement of prior periods.
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

The FASB issued in January 2018 guidance related to the accounting for tax on the GILTI provisions of the Tax Legislation. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations for tax years beginning after December 31, 2017. The guidance indicates that companies must make a policy election to either record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future years or treat any taxes on GILTI inclusions as period costs when incurred. The Company is currently in the process of analyzing the effects of the GILTI provisions and plans to make an accounting policy election within the permitted measurement period.

The FASB issued in August 2018 an update to accounting guidance related to implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred under such arrangements with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The update will be effective for the Company in the first quarter of 2020, with early adoption permitted. Entities have the option of adopting the guidance using either a prospective or retrospective approach. The Company intends to adopt the update in the first quarter of 2019 using the prospective approach. The Company will apply the update to applicable implementation costs incurred after the adoption date and the impact on the Company’s consolidated financial statements will depend on the nature and amount of such costs.

21. OTHER COMMENTS

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received principal payments of $0.2 million during the thirty-nine weeks ended November 4, 2018. The outstanding balance, including accrued interest, was $13.6 million, $14.0 million and $13.9 million as of November 4,

2018, February 4, 2018, and October 29, 2017, respectively, and was included in other assets in the Company’s Consolidated Balance Sheets.

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Income Statements. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended November 4, 2018 totaled $73.0 million and $211.6 million, respectively. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended October 29, 2017 totaled $72.3 million and $200.2 million, respectively, and included costs of $2.5 million and $9.8 million, respectively, related to the consolidation within the Company’s warehouse and distribution network in North America.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reporting segments into three main businesses: (i) Tommy Hilfiger, which consists of the businesses we operate under our TOMMY HILFIGER trademarks; (ii) Calvin Klein, which consists of the businesses we operate under our CALVIN KLEIN trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene trademarks, the Speedo trademark we license in perpetuity for North America and the Caribbean, and other owned and licensed trademarks. References to the brand names TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co., Geoffrey Beene and Speedo and to other brand names are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in the immediately preceding item of this report.

We are one of the largest branded apparel companies in the world, with a history going back over 135 years. Our brand portfolio consists of nationally and internationally recognized brand names, including TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International Limited), Warner’s, Olga, True&Co. and Geoffrey Beene. Our brand portfolio also consists of various other owned, licensed and private label brands.

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

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swim products, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) approximately 1,700 Company-operated free-standing retail store locations worldwide under our TOMMY HILFIGER, CALVIN KLEIN and certain of our heritage brands trademarks, (b) approximately 1,500 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and CALVIN KLEIN trademarks, and (c) digital commerce sites in certain countries under our TOMMY HILFIGER and CALVIN KLEIN trademarks and in the United States through our SpeedoUSA.com, TrueandCo.com and, since July 2018, VanHeusen.com, IZOD.com and styleBureau.com digital commerce sites. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

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

The Tax Legislation resulted in a one-time net tax benefit of $53 million recorded in the fourth quarter of 2017, consisting of a $265 million benefit primarily from the remeasurement of our net United States deferred tax liabilities, partially offset by a $38 million valuation allowance on our foreign tax credits and a $174 million transition tax on earnings of foreign subsidiaries deemed to be repatriated. As we complete our analysis of the Tax Legislation, collect and prepare necessary data, and interpret any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments in the fourth quarter of 2018 to the provisional amounts recorded in 2017 within the permitted measurement period. There were no adjustments made to these provisional amounts during the thirty-nine weeks ended November 4, 2018.

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

•
We acquired on September 1, 2017 the Tommy Hilfiger and Calvin Klein wholesale and concessions businesses in Belgium and Luxembourg from a former agent (the “Belgian acquisition”). As a result of this acquisition, we now operate directly our Tommy Hilfiger and Calvin Klein businesses in this region. The total consideration for the acquisition was $14 million, consisting of $12 million paid in cash in 2017 and $2 million expected to be paid in the fourth quarter of 2018, which amount is included in accrued expenses in our Consolidated Balance Sheet as of November 4, 2018.

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

•
We completed the relocation of our Tommy Hilfiger office in New York in 2017 and recorded related pre-tax charges of $19 million in 2017, including noncash depreciation expense, of which $7 million was recorded in each of the first and second quarters and $5 million was recorded in the third quarter.

•
We purchased a group annuity in the first quarter of 2017 for certain participants of our retirement plans under which certain of our benefit obligations were transferred to an insurer. We recorded a pre-tax loss of $9 million in the first quarter of 2017 in connection with the noncash settlement of such benefit obligations.

•
We completed a consolidation within our warehouse and distribution network in North America in 2017 and recorded related net pre-tax charges of $8 million in 2017, of which $2 million was recorded in the first quarter, $6 million was recorded in the second quarter, $3 million was recorded in the third quarter and a $2 million net gain was recorded in the fourth quarter, which included the impact of the sale of a warehouse and distribution center.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Approximately 50% of our $8.915 billion of revenue in 2017 was subject to foreign currency translation. Based on current foreign currency exchange rates, we currently expect a slight favorable impact on our 2018 results of operations as compared to 2017, consisting of a positive impact in the first half of 2018, partially offset by an estimated negative impact in the second half of 2018.

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

Retail comparable store sales discussed below refer to sales from retail stores that have been open for at least 12 months, as well as sales from Company-operated digital commerce sites for those businesses and regions that have operated the related digital commerce site for at least 12 months. Sales from retail stores and Company-operated digital commerce sites that are closed or shut down during the year are excluded from the calculation of retail comparable store sales. Sales from retail stores that are relocated, materially altered in size or closed for a certain number of consecutive days and sales from Company-operated digital commerce sites that are materially altered are also excluded from the calculation of retail comparable store sales until such stores or sites have been in their new location or in their newly renovated state, as applicable, for at least 12 months. Retail comparable store sales are based on local currencies and comparable weeks. Due to the 53rd week in 2017, the retail comparable store sales for the thirteen and thirty-nine weeks ended November 4, 2018 are more appropriately compared with the thirteen and thirty-nine week periods ended November 5, 2017, instead of the periods ended October 29, 2017. All retail comparable store sales discussed below are presented on this one week shifted basis.

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

Due to the above factors, our results of operations for the thirty-nine weeks ended November 4, 2018 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 4, 2018 Compared With Thirteen Weeks Ended October 29, 2017

Total Revenue

Total revenue in the third quarter of 2018 was $2.525 billion as compared to $2.357 billion in the third quarter of the prior year. The increase in revenue of $168 million, or 7%, was due to the effect of the following items:

•
The addition of an aggregate $114 million of revenue, or an 11% increase over the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $19 million, or 2%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 16% (including a 3% negative foreign currency impact), driven by continued strong performance across all regions and channels. Tommy Hilfiger International comparable store sales increased 13%. Revenue in our Tommy Hilfiger North America segment increased 3% (including a 1% negative foreign currency impact), primarily attributable to strength in the wholesale business, as comparable store sales were relatively flat.

•
The addition of an aggregate $21 million of revenue, or a 2% increase over the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $18 million, or 2%, related to foreign currency translation. Calvin Klein International segment revenue increased 3% (including a 3% negative foreign currency impact), driven by growth in Europe. Calvin Klein International comparable store sales increased 1%. Revenue in our Calvin Klein North America segment increased 1% (including a 1% negative foreign currency impact), as growth in the wholesale business was partially offset by a 2% comparable store sales decline.

•
The net addition of an aggregate $33 million of revenue, or an 8% increase over the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, as solid growth in our Heritage Brands Wholesale segment was partially offset by a 1% comparable store sales decline.

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

Gross profit in the third quarter of 2018 was $1.365 billion, or 54.1% of total revenue, as compared to $1.297 billion, or 55.0% of total revenue, in the third quarter of the prior year. The 90 basis point decrease in gross margin was primarily driven by a gross margin decline in our Calvin Klein business, particularly in North America, principally due to more promotional selling in our Calvin Klein Jeans business. Partially offsetting this decrease was a gross margin improvement in our Tommy Hilfiger business, particularly in North America.

SG&A Expenses

SG&A expenses in the third quarter of 2018 were $1.091 billion, or 43.2% of total revenue, as compared to $1.023 billion, or 43.4% of total revenue, in the third quarter of the prior year. The 20 basis point decrease in SG&A expenses as a percentage of total revenue was attributable principally to the absence in 2018 of costs that were recorded in the third quarter of 2017 in connection with (i) the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense, and (ii) the consolidation within our warehouse and distribution network in North America.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the third quarter of 2018 was $3 million as compared to $2 million in the third quarter of the prior year.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $6 million in the third quarter of 2018 as compared to $4 million in the third quarter of the prior year. These amounts relate to our share of income (loss) from our joint ventures for our TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, as well as other brands, in Australia, for our TOMMY HILFIGER, CALVIN KLEIN, Warner’s, Olga and Speedo brands in Mexico, for our TOMMY HILFIGER brand in India and Brazil, and for our CALVIN KLEIN brand in India. Also included is our share of income from our investments in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) and in Gazal Corporation Limited (“Gazal”), our joint venture partner in Australia. Our investments in the joint ventures, Karl Lagerfeld and Gazal are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

Interest Expense, Net

Net interest expense was $29 million in the third quarter of 2018 as compared to $31 million in the third quarter of the prior year.

Income Taxes

The effective income tax rate for the third quarter of 2018 was 4.1% compared to 4.4% in the third quarter of the prior year.

Our effective income tax rates for the third quarters of 2018 and 2017 were lower than the applicable United States statutory income tax rate primarily due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns and the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a benefit to our effective income tax rates of 16.6% and 14.7%, respectively.

We file income tax returns in more than 40 international jurisdictions each year. Most of the international jurisdictions in which we file tax returns had lower statutory income tax rates than the United States statutory income tax rate in 2017 prior to enactment of the Tax Legislation. A substantial amount of our earnings comes from our international operations, particularly in the Netherlands and Hong Kong, where income tax rates continue to be lower than the United States statutory income tax rate after giving effect to the Tax Legislation, and which coupled with special rates levied on income from certain jurisdictional activities, reduced our consolidated effective income tax rates for the third quarters of 2018 and 2017. We expect to benefit from these special rates until 2023. As a result of the Tax Legislation, the United States statutory income tax rate was reduced from 35.0% to 21.0% effective January 1, 2018. However, the reduction in the United States statutory income tax rate did not have a significant impact on our overall effective tax rate due to our mix of earnings.

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

The net loss attributable to the redeemable non-controlling interest (“RNCI”) in PVH Ethiopia was immaterial in the third quarters of 2018 and 2017. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Thirty-Nine Weeks Ended November 4, 2018 Compared With Thirty-Nine Weeks Ended October 29, 2017

Total Revenue

Total revenue in the thirty-nine weeks ended November 4, 2018 was $7.173 billion as compared to $6.416 billion in the thirty-nine week period of the prior year. The increase in revenue of $757 million, or 12%, was due to the effect of the following items:

•
The addition of an aggregate $425 million of revenue, or a 15% increase over the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included an addition of $82 million, or 3%, related to the impact of foreign currency translation. Tommy Hilfiger International segment revenue increased 20% (including a 5% positive foreign currency impact), driven principally by continued strong performance across all regions and channels. Tommy Hilfiger International comparable store sales increased 11%. Revenue in our Tommy Hilfiger North America segment increased 8%, principally attributable to continued strength in the wholesale business and a 4% comparable store sales increase.

•
The addition of an aggregate $293 million of revenue, or a 12% increase over the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included an addition of $36 million, or 2%, related to the impact of foreign currency translation. Calvin Klein International segment revenue increased 14% (including a 3% positive foreign currency impact), driven by strong performance in Europe and Asia. Calvin Klein International comparable store sales increased 5%. Revenue in our Calvin Klein North America segment increased 10% primarily as a result of strength in the wholesale business and a 2% comparable store sales increase.

•
The addition of an aggregate $39 million of revenue, or a 3% increase over the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. Comparable store sales increased 1%.

We currently expect that full year revenue will increase approximately 7% in 2018 compared to 2017. Revenue for our Tommy Hilfiger business is expected to increase approximately 10% compared to 2017, inclusive of a positive impact of approximately 1% related to foreign currency translation. Revenue for our Calvin Klein business is expected to increase approximately 7% compared to 2017. Revenue for our Heritage Brands business is expected to increase approximately 2% compared to 2017.

Gross Profit

Gross profit in the thirty-nine weeks ended November 4, 2018 was $3.953 billion, or 55.1% of total revenue, as compared to $3.525 billion, or 54.9% of total revenue, in the thirty-nine week period of the prior year. The 20 basis point increase in gross margin was principally driven by (i) a favorable mix of business due to faster growth in our Tommy Hilfiger International and Calvin Klein International segments than in our North America segments, as our International segments generally carry higher gross margins, and (ii) gross margin improvement in our Tommy Hilfiger North America segment. Partially offsetting these increases was a gross margin decline in our Calvin Klein business, particularly in North America, principally due to more promotional selling in our Calvin Klein Jeans business.

We currently expect that gross margin for the fourth quarter and full year 2018 will continue to increase slightly as compared to 2017.

SG&A Expenses

SG&A expenses in the thirty-nine weeks ended November 4, 2018 were $3.216 billion, or 44.8% of total revenue, as compared to $2.954 billion, or 46.0% of total revenue, in the thirty-nine week period of the prior year. The 120 basis point decrease in SG&A expenses as a percentage of total revenue was attributable principally to the absence in 2018 of costs that were recorded in the thirty-nine weeks ended October 29, 2017 in connection with (i) the Li & Fung termination, (ii) the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense, and (iii) the consolidation within our warehouse and distribution network in North America. These decreases were partially offset by a change in the mix of business due to faster growth in our Tommy Hilfiger International and Calvin Klein International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue.

We currently expect that SG&A expenses as a percentage of total revenue for the full year 2018 as compared to 2017 will decrease further than the thirty-nine weeks ended November 4, 2018 due to the costs incurred in the fourth quarter of 2017 related to the Mr. Hilfiger amendment, which will not repeat in the fourth quarter of 2018.

Non-Service Related Pension and Postretirement (Income) Cost

Non-service related pension and postretirement income in the thirty-nine weeks ended November 4, 2018 was $8 million as compared to a non-service related pension and postretirement cost of $2 million in the thirty-nine week period of the prior year. Non-service related pension and postretirement cost in the thirty-nine weeks ended October 29, 2017 included a $9 million loss recorded in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants under which such obligations were transferred to an insurer.

Non-service related pension and postretirement income for the full year 2018 is currently expected to be approximately $10 million compared to non-service related pension and postretirement cost of $3 million in 2017. Non-service related pension and postretirement (income) cost recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. Our 2017 non-service related pension and postretirement cost included a $9 million loss recorded in the first quarter in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of the group annuity purchased for certain participants, as well as a $3 million actuarial loss related to our retirement plans recorded in the fourth quarter. Based on current market, economic and demographic conditions, we are not aware of any significant changes to the actuarial valuations for 2018 and as such, our expectation of 2018 non-service related pension and post-retirement (income) cost does not include the impact of an actuarial gain or loss in the fourth quarter of 2018. Our actual 2018 non-service related pension and postretirement (income) cost may be significantly different than our projections.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $13 million in the thirty-nine weeks ended November 4, 2018 as compared to $6 million in the thirty-nine week period of the prior year. These amounts relate to our share of income (loss) from our joint ventures for our TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, as well as other brands, in Australia, for our TOMMY HILFIGER, CALVIN KLEIN, Warner’s, Olga and Speedo brands in Mexico, for our TOMMY HILFIGER brand in India and Brazil, and for our CALVIN KLEIN brand in India. Also included is our share of (loss) income from our investments in Karl Lagerfeld and Gazal. Our investments in the joint ventures, Karl Lagerfeld and Gazal are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

We currently expect that equity in net income of unconsolidated affiliates for the fourth quarter and full year 2018 will continue to increase as compared to 2017.

Interest Expense, Net

Net interest expense decreased to $87 million in the thirty-nine weeks ended November 4, 2018 from $89 million in the thirty-nine week period of the prior year.

Net interest expense for the full year 2018 is currently expected to decrease to approximately $117 million as compared to $122 million in 2017.

Income Taxes

The effective income tax rate for the thirty-nine weeks ended November 4, 2018 was 12.7% compared to 11.7% in the thirty-nine week period of the prior year.

Our effective income tax rates for the thirty-nine weeks ended November 4, 2018 and October 29, 2017 were lower than the applicable United States statutory income tax rate primarily due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns and the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a benefit to our effective income tax rates of 5.9% and 6.9%, respectively.

We file income tax returns in more than 40 international jurisdictions each year. Most of the international jurisdictions in which we file tax returns had lower statutory income tax rates than the United States statutory income tax rate in 2017 prior to enactment of the Tax Legislation. A substantial amount of our earnings comes from our international operations, particularly in the Netherlands and Hong Kong, where income tax rates continue to be lower than the United States statutory income tax rate after giving effect to the Tax Legislation, and which coupled with special rates levied on income from certain jurisdictional activities, reduced our consolidated effective income tax rates for the thirty-nine weeks ended November 4, 2018 and October 29, 2017. We expect to benefit from these special rates until 2023. As a result of the Tax Legislation, the United States statutory income tax rate was reduced from 35.0% to 21.0% effective January 1, 2018. However, the reduction in the United States statutory income tax rate did not have a significant impact on our overall effective tax rate due to our mix of earnings.

We currently expect that our effective income tax rate for the full year 2018 will be in a range of 13.0% to 14.0%. This projection includes our provisional estimates of the impacts of the Tax Legislation. These estimates are subject to adjustment in the fourth quarter of 2018, including as a result of changes in the provisional net tax benefit of $53 million recorded in the fourth quarter of 2017 during the permitted measurement period, as regulatory guidance may be issued related to the Tax Legislation and as we complete our final analysis of the impacts of the Tax Legislation. Further, we continue to evaluate the impact of the Tax Legislation conformity in the states in which we operate and will update our estimates, as necessary, when additional guidance is released.

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

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and new regulations, as well as audits by tax authorities and the receipt of new information, which can cause us to change our estimate for uncertain tax positions.

RNCI

The net loss attributable to the RNCI was immaterial in the thirty-nine weeks ended November 4, 2018 and October 29, 2017. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

We currently expect that the net loss attributable to the RNCI for the full year 2018 will be immaterial.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at November 4, 2018 was $399 million, a decrease of $95 million from the amount at February 4, 2018 of $494 million. The change in cash and cash equivalents included the impact of (i) $259 million of borrowings outstanding under our senior secured revolving credit facilities, (ii) $247 million of common stock repurchases under the stock repurchase program, (iii) $85 million of long-term debt repayments, (iv) a $16 million payment made in connection with the acquisition of the Geoffrey Beene tradename and (v) a $10 million contribution to our defined benefit pension plans. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2018 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including expected long-term debt repayments of approximately $200 million and common stock repurchases under the stock repurchase program of approximately $300 million.

As of November 4, 2018, approximately $365 million of cash and cash equivalents was held by international subsidiaries. Prior to enactment of the Tax Legislation, our undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Legislation, we recorded a provisional charge in the fourth quarter of 2017 related to the one-time transition tax on our earnings of foreign subsidiaries deemed to be repatriated in the amount of $174 million. We are in the process of evaluating the impact of the Tax Legislation on our permanent reinvestment assertion during the permitted measurement period.

Operations

Cash provided by operating activities was $305 million in the thirty-nine weeks ended November 4, 2018 compared to $205 million in the thirty-nine weeks ended October 29, 2017. The increase in cash provided by operating activities as compared to the prior year period was primarily driven by an increase in net income as adjusted for noncash charges, partially offset by changes in working capital, including (i) an increase in trade receivables due in part to an increase in wholesale sales, and (ii) an increase in inventories due to the fiscal calendar misalignment in 2018 as compared to 2017 as a result of the 53rd week in 2017, as well as an acceleration of inventory receipts in 2018 in advance of potential tariffs.

In connection with our acquisition of Calvin Klein, we were obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the CALVIN KLEIN brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein have been made were wholesale sales by us and our licensees and other partners to retailers. Contingent purchase price payments totaled $16 million and $38 million in the thirty-nine weeks ended November 4, 2018 and October 29, 2017, respectively. The final payment due to Mr. Klein was made in the second quarter of 2018. Contingent purchase price payments totaled $56 million for the full year 2017. All contingent purchase price payments are subject to audit, as per the terms of the acquisition agreement. As a result of accounting guidance adopted in the first quarter of 2018, contingent purchase price payments to Mr. Klein are now classified as operating activities in our Consolidated Statements of Cash Flows, instead of the previous classification as investing activities. Please refer to Note 20, “Recent Accounting Guidance,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the accounting guidance.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended November 4, 2018 were $270 million compared to $235 million in the thirty-nine weeks ended October 29, 2017. We currently expect that capital expenditures for the full year 2018 will be approximately $425 million and will primarily include expenditures related to (i) upgrading and enhancing our operating, supply chain and logistics systems and our digital commerce platforms and (ii) the renovation and expansion of our administrative offices in New York and Amsterdam.

Investments in Unconsolidated Affiliates

We received dividends of $4 million from our investments in unconsolidated affiliates during each of the thirty-nine weeks ended November 4, 2018 and October 29, 2017, and made payments related to these investments of $4 million during the thirty-nine weeks ended October 29, 2017 to contribute our share of funding for the period.

We issued a note receivable due April 2, 2017 to our joint venture in Brazil during 2016 for $12 million, of which $6 million was repaid in 2016 and the remaining balance, including accrued interest, was repaid in the first quarter of 2017.

Loan to a Supplier

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of our finished goods inventory suppliers, has a wholly owned subsidiary with which we entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $14 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) London interbank offered rate (“LIBOR”) plus 4.00% thereafter. We received principal payments of $200,000 during the thirty-nine weeks ended November 4, 2018. The outstanding balance, including accrued interest, was $14 million as of November 4, 2018, February 4, 2018 and October 29, 2017.

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

Acquisition of the Wholesale and Concessions Businesses in Belgium and Luxembourg

We completed the Belgian acquisition on September 1, 2017. The acquisition date fair value of the consideration was $14 million, consisting of $12 million paid in cash in 2017 and $2 million expected to be paid in the fourth quarter of 2018, which amount is included in accrued expenses in the Consolidated Balance Sheet as of November 4, 2018. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Acquisition of True & Co.

We acquired True & Co. on March 30, 2017. We paid $28 million, net of $400,000 of cash acquired, as cash consideration for this transaction. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $12 million in each of the thirty-nine weeks ended November 4, 2018 and October 29, 2017. No further common stock dividends are scheduled to be declared in 2018.

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

During the thirty-nine weeks ended November 4, 2018 and October 29, 2017, we purchased approximately 1.7 million shares and 1.8 million shares, respectively, of our common stock under the program in open market transactions for $247 million and $192 million, respectively. Purchases of $2 million that were accrued for in the Consolidated Balance Sheet as of February 4, 2018 were paid in the first quarter of 2018. Purchases of $2 million were accrued for in both the Consolidated Balance Sheets as of November 4, 2018 and October 29, 2017. The repurchased shares were held as treasury stock and $311 million of the authorization remained available for future share repurchases as of November 4, 2018.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the TOMMY HILFIGER trademarks that had been subject to a perpetual license previously granted to a third party. We were required to make annual contingent purchase price payments to the seller based on a percentage of sales of TOMMY HILFIGER products in India in excess of an agreed upon threshold during each of six consecutive 12-month periods immediately following the acquisition, with the final payment made in the third quarter of 2017. We made a contingent purchase price payment of approximately $1 million during the thirty-nine weeks ended October 29, 2017. As a result of accounting guidance adopted in the first quarter of 2018, this contingent purchase price payment is now classified as a financing activity in our Consolidated Statements of Cash Flows, instead of the previous classification as an investing activity. Please refer to Note 20, “Recent Accounting Guidance,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the accounting guidance.

Financing Arrangements

Our capital structure was as follows:

(in millions)	November 4, 2018	February 4, 2018	October 29, 2017
Short-term borrowings	$277	$20	$208
Current portion of long-term debt	—	—	—
Capital lease obligations	14	16	15
Long-term debt	2,878	3,061	3,183
Stockholders’ equity	5,681	5,536	5,250

The balance of short-term borrowings as of November 4, 2018 includes borrowings outstanding under our senior secured revolving credit facilities, which are expected to be repaid by the end of 2018. In addition, we had $399 million, $494 million and $612 million of cash and cash equivalents as of November 4, 2018, February 4, 2018 and October 29, 2017, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under our senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. We had $259 million outstanding under these facilities as of November 4, 2018. The weighted average interest rate on funds borrowed as of November 4, 2018 was 3.8%. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended November 4, 2018 was $274 million.

Additionally, we have the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $97 million based on exchange rates in effect on November 4, 2018 and are utilized primarily to fund working capital needs. We had $18 million outstanding under these facilities as of November 4, 2018. The weighted average interest rate on funds borrowed as of November 4, 2018 was 0.21%. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended November 4, 2018 was $39 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $4 million during each of the thirty-nine weeks ended November 4, 2018 and October 29, 2017.

2016 Senior Secured Credit Facilities

We have senior secured credit facilities due May 19, 2021 (the “2016 facilities”) that consist of a $2.347 billion United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (i) a $475 million United States dollar-denominated revolving credit facility, (ii) a $25 million United States dollar-denominated revolving credit facility available in United States dollars and Canadian dollars and (iii) a €186 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen and Swiss francs. Borrowings under the 2016 facilities bear interest at variable rates calculated in the manner set forth in the terms of the 2016 facilities.

We had loans outstanding of $1.708 billion, net of original issue discounts and debt issuance costs, under the Term Loan A facility, $259 million of borrowings outstanding under the senior secured revolving credit facilities and $20 million of outstanding letters of credit under the senior secured revolving credit facilities as of November 4, 2018.

We made payments of $85 million and $50 million during the thirty-nine weeks ended November 4, 2018 and October 29, 2017, respectively, on our term loans under the 2016 facilities. As a result of the voluntary repayments we have made to date, we are not required to make a long-term debt repayment until March 2020.

We entered into an interest rate swap agreement during the third quarter of 2018 for a two-year term commencing on February 19, 2019. The agreement was designed with the intended effect of converting an initial notional amount of $116 million of our variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR will be eliminated and we will pay a fixed rate of 2.9975% plus the current applicable margin.

We entered into an interest rate swap agreement during the second quarter of 2018 for a 30-month term commencing on August 6, 2018. The agreement was designed with the intended effect of converting a notional amount of $50 million of our variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we pay a fixed rate of 2.6825% plus the current applicable margin.

We entered into an interest rate swap agreement during the second quarter of 2017 for a two-year term commencing on February 20, 2018. The agreement was designed with the intended effect of converting an initial notional amount of $306 million of our variable rate debt obligation to fixed rate debt. Such agreement remains outstanding with a notional amount of $244 million as of November 4, 2018. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we pay a fixed rate of 1.566% plus the current applicable margin.

The notional amounts of the outstanding interest rate swap that commenced on February 20, 2018 and the interest rate swap that will commence on February 19, 2019 will be adjusted according to pre-set schedules during the terms of the swap agreements such that, based on our projections for future debt repayments, our outstanding debt under the Term Loan A facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

We entered into an interest rate swap agreement during the second quarter of 2014 for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $683 million of our variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR was eliminated and we paid a weighted average fixed rate of 1.924% plus the current applicable margin. The agreement expired in February 2018.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of November 4, 2018, we were in compliance with all applicable covenants under our financing arrangements.

As of November 4, 2018, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Ba1 by Moody’s with a positive outlook. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2018. We adopted, effective the first quarter of 2018, accounting guidance related to the recognition of revenue. The guidance provides for us to continue to recognize our royalty and advertising revenue over time, however, the timing of the recognition of revenue among quarters may be affected for certain of our license agreements. We previously recorded costs associated with our loyalty programs ratably as a cost of goods sold based on enrolled customers’ spending. The guidance provides for revenue associated with loyalty awards to be deferred initially when the loyalty awards are earned, and recognized, along with the related cost of goods sold, as the loyalty awards are redeemed or, if not redeemed, as they expire. Revenue for the unredeemed portion of gift cards, which was previously recognized when the likelihood of redemption became remote, is now recognized under the guidance proportionately over the estimated customer redemption period, subject to the constraint that it must be probable that a significant reversal of revenue will not occur. Please refer to Note 20, “Recent Accounting Guidance,” and Note 2, “Revenue,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. During the thirty-nine weeks ended November 4, 2018, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 4, 2018, except for the item mentioned above.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of November 4, 2018 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of November 4, 2018. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. Due to the currently low rates of return we are receiving on our cash and cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at November 4, 2018, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $400,000 annually. Borrowings under our 2016 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our 2016 facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of November 4, 2018, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, approximately 50% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our debt position at November 4, 2018, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $1 million annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Approximately 50% of our $8.915 billion of revenue in 2017 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

In the thirty-nine weeks ended November 4, 2018, we recognized unfavorable foreign currency translation adjustments of $397 million within other comprehensive (loss) income, principally driven by a strengthening of the United States dollar against the euro of 9% since February 4, 2018. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 34% of our $7.2 billion total goodwill and other intangible assets as of November 4, 2018. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward exchange contracts outstanding at November 4, 2018, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $95 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

Based on current foreign currency exchange rates, we expect an increase in revenue and net income in 2018 as compared to 2017 due to the foreign currency exchange impact of approximately $40 million and $5 million, respectively, consisting of a positive impact in the first half of 2018, partially offset by an estimated negative impact in the second half of 2018.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 4, 2018 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of November 4, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
August 6, 2018 -
September 2, 2018	368	$148.41	—	$420,850,908
September 3, 2018 -
October 7, 2018	659,808	138.18	658,000	329,936,169
October 8, 2018 -
November 4, 2018	152,464	124.67	152,100	310,974,993
Total	812,640	$135.65	810,100	$310,974,993

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

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2018 principally in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

PVH CORP.
Registrant

Dated:	December 10, 2018	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Principal Accounting Officer)