Form 10-Q
period 2019-05-05
PVH CORP. /DE/
filed 2019-06-10
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 5, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 381-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.00 par value	PVH	New York Stock Exchange
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

The number of outstanding shares of common stock of the registrant as of June 4, 2019 was 74,913,188.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, and other factors; (iv) our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions, such as the recently completed acquisition of Gazal Corporation Limited and the pending acquisition of the Tommy Hilfiger retail business in Hong Kong and certain other countries in Central and Southeast Asia from our current licensee in those markets referenced in this Quarterly Report on Form 10-Q; (v) quota restrictions, the imposition of safeguard controls and the imposition of duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, such as the recently increased tariffs and threatened additional tariffs on goods imported into the United States from China, any of which, among other things, could limit the ability to produce products in cost-effective countries or in countries that have the labor and technical expertise needed, or require that we absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vi) the availability and cost of raw materials; (vii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (viii) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (ix) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (x) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xi) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xii) significant fluctuations of the United States dollar against foreign currencies in which we transact significant levels of business; (xiii) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xiv) the impact of new and revised tax legislation and regulations, particularly the United States Tax Cuts and Jobs Act of 2017 that might disproportionately affect us as compared to some of our peers due to our specific tax structure and greater percentage of revenues and income generated outside of the United States, and the legislation enacted in the Netherlands known as the “2019 Dutch Tax Plan”; and (xv) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 5,	May 6,
	2019	2018
Net sales	$2,237.3	$2,193.5
Royalty revenue	89.4	89.4
Advertising and other revenue	29.6	31.7
Total revenue	2,356.3	2,314.6
Cost of goods sold (exclusive of depreciation and amortization)	1,060.4	1,023.6
Gross profit	1,295.9	1,291.0
Selling, general and administrative expenses	1,161.5	1,053.0
Non-service related pension and postretirement income	(2.2)	(2.5)
Debt modification and extinguishment costs	5.2	—
Equity in net income of unconsolidated affiliates	3.7	3.8
Income before interest and taxes	135.1	244.3
Interest expense	31.0	29.4
Interest income	1.1	1.0
Income before taxes	105.2	215.9
Income tax expense	23.6	37.0
Net income	81.6	178.9
Less: Net loss attributable to redeemable non-controlling interest	(0.4)	(0.5)
Net income attributable to PVH Corp.	$82.0	$179.4
Basic net income per common share attributable to PVH Corp.	$1.09	$2.33
Diluted net income per common share attributable to PVH Corp.	$1.08	$2.29

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 5,	May 6,
	2019	2018

Net income	$81.6	$178.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	(111.6)	(172.2)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.4 and $2.7	13.4	50.1
Net gain on net investment hedges, net of tax expense of $7.2 and $12.0	22.4	37.0
Total other comprehensive loss	(75.8)	(85.1)
Comprehensive income	5.8	93.8
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.4)	(0.5)
Comprehensive income attributable to PVH Corp.	$6.2	$94.3

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 5,	February 3,	May 6,
	2019	2019	2018
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$494.3	$452.0	$434.5
Trade receivables, net of allowances for doubtful accounts of $23.0, $21.6 and $20.5	851.6	777.8	787.6
Other receivables	24.4	26.0	24.7
Inventories, net	1,608.4	1,732.4	1,524.9
Prepaid expenses	173.4	168.7	201.6
Other	101.3	81.7	68.3
Total Current Assets	3,253.4	3,238.6	3,041.6
Property, Plant and Equipment, net	962.3	984.5	873.5
Operating Lease Right-of-Use Assets	1,606.0	—	—
Goodwill	3,625.7	3,670.5	3,762.4
Tradenames	2,838.4	2,863.7	2,903.5
Other Intangibles, net	685.6	705.5	769.0
Other Assets, including deferred taxes of $27.6, $40.5 and $16.1	383.6	400.9	364.6
Total Assets	$13,355.0	$11,863.7	$11,714.6

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$696.2	$924.2	$670.5
Accrued expenses	789.5	891.6	754.3
Deferred revenue	55.9	65.3	47.8
Current portion of operating lease liabilities	334.3	—	—
Short-term borrowings	299.7	12.8	254.5
Current portion of long-term debt	31.0	—	—
Total Current Liabilities	2,206.6	1,893.9	1,727.1
Long-Term Portion of Operating Lease Liabilities	1,499.4	—	—
Long-Term Debt	2,759.4	2,819.4	3,013.2
Other Liabilities, including deferred taxes of $543.0, $565.2 and $661.9	1,128.3	1,322.4	1,408.2
Redeemable Non-Controlling Interest	(0.2)	0.2	1.5
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 85,817,270; 85,446,141 and 85,332,726 shares issued	85.8	85.4	85.3
Additional paid in capital - common stock	3,032.7	3,017.3	2,965.6
Retained earnings	4,423.3	4,350.1	3,788.8
Accumulated other comprehensive loss	(583.7)	(507.9)	(406.6)
Less: 10,702,140; 10,042,510 and 8,167,215 shares of common stock held in treasury, at cost	(1,196.6)	(1,117.1)	(868.5)
Total Stockholders’ Equity	5,761.5	5,827.8	5,564.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$13,355.0	$11,863.7	$11,714.6

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 5,	May 6,
	2019	2018
OPERATING ACTIVITIES
Net income	$81.6	$178.9
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	76.5	83.2
Equity in net income of unconsolidated affiliates	(3.7)	(3.8)
Deferred taxes	(10.1)	5.6
Stock-based compensation expense	13.9	11.6
Impairment of long-lived assets	83.7	—
Debt modification and extinguishment costs	5.2	—
Changes in operating assets and liabilities:
Trade receivables, net	(86.3)	(145.4)
Other receivables	0.6	12.7
Inventories, net	99.8	33.9
Accounts payable, accrued expenses and deferred revenue	(286.6)	(313.8)
Prepaid expenses	(28.0)	(21.4)
Contingent purchase price payments to Mr. Calvin Klein	—	(14.6)
Other, net	(19.8)	47.4
Net cash used by operating activities	(73.2)	(125.7)
INVESTING ACTIVITIES(1)
Acquisitions, net of cash acquired	—	(15.9)
Purchases of property, plant and equipment	(76.7)	(76.7)
Net cash used by investing activities	(76.7)	(92.6)
FINANCING ACTIVITIES(1)
Net proceeds from short-term borrowings	286.9	235.0
Proceeds from 2019 facilities, net of related fees	1,643.5	—
Repayment of 2016 facilities	(1,649.3)	—
Net proceeds from settlement of awards under stock plans	1.9	13.2
Cash dividends	(5.7)	(5.9)
Acquisition of treasury shares	(77.5)	(75.1)
Payments of finance lease liabilities	(1.5)	(1.2)
Net cash provided by financing activities	198.3	166.0
Effect of exchange rate changes on cash and cash equivalents	(6.1)	(7.1)
Increase (decrease) in cash and cash equivalents	42.3	(59.4)
Cash and cash equivalents at beginning of period	452.0	493.9
Cash and cash equivalents at end of period	$494.3	$434.5

(1) See Note 19 for information on Noncash Investing and Financing Transactions.

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest
Unaudited
(In millions, except share and per share data)

	Thirteen Weeks Ended May 6, 2018
		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 4, 2018	2.0	—	84,851,079	84.9	2,941.2	3,625.2	(321.5)	(793.4)	5,536.4
Net income attributable to PVH Corp.						179.4			179.4
Foreign currency translation adjustments							(172.2)		(172.2)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $2.7							50.1		50.1
Net gain on net investment hedges, net of tax expense of $12.0							37.0		37.0
Comprehensive income attributable to PVH Corp.									94.3
Cumulative-effect adjustment related to the adoption of accounting guidance for revenue recognition						(1.9)			(1.9)
Cumulative-effect adjustment related to the adoption of accounting guidance for income tax accounting on intercompany sales or transfers of assets other than inventory						(8.0)			(8.0)
Settlement of awards under stock plans			481,647	0.4	12.8				13.2
Stock-based compensation expense					11.6				11.6
Cash dividends ($0.075 per share)						(5.9)			(5.9)
Acquisition of 494,898 treasury shares								(75.1)	(75.1)
Net loss attributable to redeemable non-controlling interest	(0.5)
May 6, 2018	$1.5	$—	85,332,726	$85.3	$2,965.6	$3,788.8	$(406.6)	$(868.5)	$5,564.6

	Thirteen Weeks Ended May 5, 2019
		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 3, 2019	$0.2	$—	85,446,141	$85.4	$3,017.3	$4,350.1	$(507.9)	$(1,117.1)	$5,827.8
Net income attributable to PVH Corp.						82.0			82.0
Foreign currency translation adjustments							(111.6)		(111.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.4							13.4		13.4
Net gain on net investment hedges, net of tax expense of $7.2							22.4		22.4
Comprehensive income attributable to PVH Corp.									6.2
Cumulative-effect adjustment related to the adoption of accounting guidance for leases						(3.1)			(3.1)
Settlement of awards under stock plans			371,129	0.4	1.5				1.9
Stock-based compensation expense					13.9				13.9
Cash dividends ($0.075 per share)						(5.7)			(5.7)
Acquisition of 659,630 treasury shares								(79.5)	(79.5)
Net loss attributable to redeemable non-controlling interest	(0.4)
May 5, 2019	$(0.2)	$—	85,817,270	$85.8	$3,032.7	$4,423.3	$(583.7)	$(1,196.6)	$5,761.5

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2019.

The preparation of the interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 5, 2019 and May 6, 2018 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which were normal and recurring in nature) have been made to present fairly the consolidated operating results for the unaudited periods.

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
The Company also generates revenue from the retail distribution of its products through its freestanding stores, shop-in-shop/concession locations and digital commerce sites. Revenue is recognized at the point of sale in the stores and shop-in-shop/concession locations and upon estimated time of delivery for sales through the Company’s digital commerce sites, at which point control of the products passes to the customer. The amount of revenue recognized is net of returns, which are estimated based on an analysis of historical experience.
The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company’s products. Shipping and handling costs that are billed to customers are included in net sales.
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
As of May 5, 2019, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1,210.3 million, of which the Company expects to recognize $208.1 million as revenue during the remainder of 2019, $234.6 million in 2020 and $767.6 million thereafter.

Deferred Revenue
Changes in deferred revenue related to customer loyalty programs, gift cards and license agreements for the thirteen weeks ended May 5, 2019 and May 6, 2018 were as follows:

(In millions)	Thirteen Weeks Ended
	5/5/19	5/6/18
Deferred revenue balance at beginning of period	$65.3	$39.2
Impact of adopting the new revenue standard		15.6
Net additions to deferred revenue during the period	42.0	32.5
Reductions in deferred revenue for revenue recognized during the period (1)	(51.4)	(39.5)
Deferred revenue balance at end of period	$55.9	$47.8

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period, as adjusted in 2018 for the impact of adopting the new revenue standard, and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $2.1 million, $2.3 million and $4.6 million as of May 5, 2019, February 3, 2019 and May 6, 2018, respectively.

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

5. REDEEMABLE NON-CONTROLLING INTEREST

The Company owns a 75% interest in the PVH Ethiopia joint venture between the Company and Arvind. The Company consolidates PVH Ethiopia in its consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that produces finished products for the Company for distribution primarily in the United States.

The shareholders agreement governing PVH Ethiopia (the “Shareholders Agreement”) contains a put option under which Arvind can require the Company to purchase all of its shares in the joint venture during various future periods as specified in the Shareholders Agreement. The first such period immediately precedes the ninth anniversary of PVH Ethiopia’s date of incorporation. The Shareholders Agreement also contains call options under which the Company can require Arvind to sell to the Company (i) all or a portion of its shares during various future periods as specified in the Shareholders Agreement; (ii) all of its shares in the event of a change of control of Arvind; or (iii) all of its shares in the event that Arvind ceases to hold at least 10% of the outstanding shares. The Company’s first call option referred to in clause (i) immediately follows the fifth anniversary of the date of incorporation of PVH Ethiopia. The put and call prices are the fair market value of the shares on the redemption date based upon a multiple of PVH Ethiopia’s earnings before interest, taxes, depreciation and amortization for the prior 12 months, less PVH Ethiopia’s net debt.

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of PVH Ethiopia was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI as of May 5, 2019 was $(0.2) million, which is greater than the redemption amount. The carrying amount decreased from $0.2 million as of February 3, 2019 as a result of a net loss attributable to the RNCI for the thirteen weeks ended May 5, 2019 of $0.4 million. The carrying amount of the RNCI as of May 6, 2018 was $1.5 million.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $208.5 million, $207.1 million and $198.6 million as of May 5, 2019, February 3, 2019 and May 6, 2018, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $3.6 million from these investments during the thirteen weeks ended May 6, 2018.

7. GOODWILL

The changes in the carrying amount of goodwill for the thirteen weeks ended May 5, 2019, by segment (please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 3, 2019
Goodwill, gross	$780.3	$909.5	$204.4	$1,529.8	$246.5	$11.9	$3,682.4
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.3	909.5	204.4	1,529.8	246.5	—	3,670.5
Currency translation	(0.2)	(12.3)	—	(32.3)	—	—	(44.8)
Balance as of May 5, 2019
Goodwill, gross	780.1	897.2	204.4	1,497.5	246.5	11.9	3,637.6
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$780.1	$897.2	$204.4	$1,497.5	$246.5	$—	$3,625.7

8. RETIREMENT AND BENEFIT PLANS

The Company, as of May 5, 2019, has five noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five plans as its “Pension Plans.”

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

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		SERP Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/5/19	5/6/18	5/5/19	5/6/18

Service cost	$8.2	$8.3	$1.5	$1.3
Interest cost	6.9	6.5	1.0	1.0
Expected return on plan assets	(10.1)	(10.0)	—	—
Total	$5.0	$4.8	$2.5	$2.3

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen weeks ended May 5, 2019 and May 6, 2018.

The service cost component of net benefit cost is recorded in selling, general and administrative (“SG&A”) expenses and the other components of net benefit cost are recorded in non-service related pension and postretirement income in the Company’s Consolidated Income Statements.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2019. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under its senior unsecured credit facilities, as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. The Company had $284.4 million outstanding under these facilities as of May 5, 2019. The weighted average interest rate on funds borrowed as of May 5, 2019 was 3.85%. The maximum amount of revolving borrowings outstanding under these facilities during the thirteen weeks ended May 5, 2019 was $284.4 million.

Additionally, the Company has the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $97.8 million based on exchange rates in effect on May 5, 2019 and are utilized primarily to fund working capital needs. The Company had $15.3 million outstanding under these facilities as of May 5, 2019. The weighted average interest rate on funds borrowed as of May 5, 2019 was 0.20%. The maximum amount of borrowings outstanding under these facilities during the thirteen weeks ended May 5, 2019 was $17.9 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/5/19	2/3/19	5/6/18

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$1,644.0	$—	$—
Senior secured Term Loan A facility due 2021	—	1,643.8	1,792.4
7 3/4% debentures due 2023	99.6	99.6	99.6
3 5/8% senior unsecured euro notes due 2024 (2)	385.8	396.5	413.0
3 1/8% senior unsecured euro notes due 2027 (2)	661.0	679.5	708.2
Total	2,790.4	2,819.4	3,013.2
Less: Current portion of long-term debt	31.0	—	—
Long-term debt	$2,759.4	$2,819.4	$3,013.2

(1) The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was $1,093.2 million and €500.0 million, respectively, as of May 5, 2019.

(2) The carrying amount of the Company’s euro-denominated Term Loan A facility and senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of May 5, 2019, February 3, 2019 and May 6, 2018.

As of May 5, 2019, the Company’s mandatory long-term debt repayments for the remainder of 2019 through 2024 were as follows:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2019	$20.6
2020	41.3
2021	61.9
2022	103.2
2023	223.8
2024	1,690.6

(1) A portion of the Company’s mandatory long-term debt repayments are denominated in euro and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2019 through 2024 exceed the total carrying amount of the Company’s Term Loan A facilities, 7 3/4% debentures due 2023 and 3 5/8% euro senior notes due 2024 as of May 5, 2019 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of May 5, 2019, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section entitled “2019 Senior Unsecured Credit Facilities,” which were in effect as of such date, approximately 60% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2016 Senior Secured Credit Facilities

On May 19, 2016, the Company entered into an amendment to its senior secured credit facilities (as amended, the “2016 facilities”). The Company replaced the 2016 facilities with new senior unsecured credit facilities on April 29, 2019 as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. The 2016 facilities, as of the date they were replaced, consisted of a $2,347.4 million United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (i) a $475.0 million United States dollar-denominated revolving credit facility, (ii) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars and Canadian dollars and (iii) a €185.9 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen and Swiss francs.

2019 Senior Unsecured Credit Facilities

The Company refinanced the 2016 facilities on April 29, 2019 (the “Closing Date”) by entering into senior unsecured credit facilities (the “2019 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2016 facilities, as well as the related debt issuance costs.

The 2019 facilities consist of a $1,093.2 million United States dollar-denominated Term Loan A facility (the “USD TLA facility”), a €500.0 million euro-denominated Term Loan A facility (the “Euro TLA facility” and together with the USD TLA facility, the “TLA facilities”) and senior unsecured revolving credit facilities consisting of (i) a $675.0 million United States dollar-denominated revolving credit facility, (ii) a CAD $70.0 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200.0 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen, Swiss francs, Australian dollars and other agreed foreign currencies and (iv) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities are due on April 29, 2024. In connection with the refinancing of the senior credit facilities, the Company incurred debt issuance costs of $10.4 million (of which $3.5 million was expensed as debt modification costs and $6.9 million is being amortized over the term of the debt agreement) and recorded debt extinguishment costs of $1.7 million to write-off previously capitalized debt issuance costs.

Each of the senior unsecured revolving facilities, except for the $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars, also include amounts available for letters of credit. A portion of each of these revolving credit facilities are also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more senior unsecured term loan facilities or increase the commitments under the senior unsecured revolving credit facilities by an aggregate amount not to exceed $1,500.0 million. The lenders under the 2019 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The Company had loans outstanding of $1,644.0 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, $284.4 million of borrowings outstanding under the senior unsecured revolving credit facilities and $20.4 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of May 5, 2019.

The terms of the TLA facilities require the Company to make quarterly repayments of amounts outstanding under the 2019 facilities, commencing with the calendar quarter ending September 30, 2019. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date for the first eight calendar quarters following the Closing Date, 5.00% per annum of the principal amount outstanding on the Closing Date for the four calendar quarters thereafter and 7.50% per annum of the principal amount outstanding on the Closing Date for the remaining calendar quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the TLA facilities. The outstanding borrowings under the 2019 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by the Company would reduce the future required repayment amounts.

The Company made no repayments on its term loans under the 2019 facilities and 2016 facilities during the thirteen weeks ended May 5, 2019 and May 6, 2018, other than the repayment of the 2016 facilities in connection with the refinancing of the senior credit facilities.

The United States dollar-denominated borrowings under the 2019 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company's option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds effective rate plus 1/2 of 1.00% and (iii) a one-month reserve adjusted Eurocurrency rate plus 1.00% or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

The Canadian dollar-denominated borrowings under the 2019 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the average of the rates per annum for Canadian dollar bankers' acceptances having a term of one month or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

The Hong Kong dollar-denominated borrowings under the 2019 facilities bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

The borrowings under the 2019 facilities in currencies other than United States dollars, Canadian dollars or Hong Kong dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

The current applicable margin with respect to the TLA facilities and each revolving credit facility is 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the thirteen weeks ended May 5, 2019 and/or May 6, 2018:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of May 5, 2019	Fixed Rate	Expiration Date
January 2019	February 2020	$50.0	$—	2.4187%	February 2021
November 2018	February 2019	139.2	139.2	2.8645%	February 2021
October 2018	February 2019	115.7	115.7	2.9975%	February 2021
June 2018	August 2018	50.0	50.0	2.6825%	February 2021
June 2017	February 2018	306.5	181.5	1.566%	February 2020
July 2014	February 2016	682.6	—	1.924%	February 2018

The notional amounts of the outstanding interest rate swaps that commenced in February 2018 and February 2019 are adjusted according to pre-set schedules during the terms of the swap agreements such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the USD TLA facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

The 2019 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; certain events related to certain of the guarantees by the Company; and a change in control (as defined in the 2019 facilities).

The 2019 facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the 2019 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of the Company’s other debt.

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

3 1/8% Euro Senior Notes Due 2027

The Company has outstanding €600.0 million euro-denominated principal amount of 3 1/8% senior notes due December 15, 2027. Interest on the notes is payable in euros. The Company may redeem some or all of these notes at any time prior to September 15, 2027 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after September 15, 2027 at their principal amount plus any accrued and unpaid interest.

As of May 5, 2019, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 3, 2019 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 5, 2019 and May 6, 2018 were 22.4% and 17.1%, respectively.
The effective income tax rate for the thirteen weeks ended May 5, 2019 was higher than the United States statutory income tax rate due to the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) imposed by the United States Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Legislation”), offset by the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns.
The effective income tax rate for the thirteen weeks ended May 6, 2018 was lower than the United States statutory income tax rate, primarily due to the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns.
The Company files income tax returns in more than 40 international jurisdictions each year. A substantial amount of the Company’s earnings comes from international operations, particularly in the Netherlands and Hong Kong, where income tax rates, coupled with special rates levied on income from certain of the Company’s jurisdictional activities, are lower than the United States statutory income tax rate.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its term loans under the 2019 facilities. The Company has entered into interest rate swap agreements to hedge against a portion of this exposure. Please see Note 9, “Debt,” for further discussion of the 2019 facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively referred to as “cash flow hedges”). The changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). No amounts were excluded from effectiveness testing.

Net Investment Hedges

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company designated the carrying amounts of its €600.0 million euro-denominated principal amount of 3 1/8% senior notes due 2027 and €350.0 million euro-denominated principal amount of 3 5/8% senior notes due 2024 (collectively referred to as the “foreign currency borrowings”), that it had issued in the United States, as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 9, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,144.1 million and $1,046.8 million, respectively, as of May 5, 2019, $1,098.3 million and $1,076.0 million, respectively, as of February 3, 2019 and $1,164.4 million and $1,121.2 million, respectively, as of May 6, 2018. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets						Liabilities
	5/5/19		2/3/19		5/6/18		5/5/19		2/3/19		5/6/18
	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$35.6	$1.5	$24.0	$0.7	$8.1	$1.6	$0.5	$0.0	$3.5	$0.7	$14.8	$0.2
Interest rate swap agreements	0.9	—	1.4	0.0	1.7	1.1	1.7	1.9	1.2	1.6	—	—
Total contracts designated as cash flow hedges	36.5	1.5	25.4	0.7	9.8	2.7	2.2	1.9	4.7	2.3	14.8	0.2
Undesignated contracts:
Foreign currency forward exchange contracts	0.7	—	0.1	—	0.7	—	1.7	—	2.0	—	1.6	—
Total	$37.2	$1.5	$25.5	$0.7	$10.5	$2.7	$3.9	$1.9	$6.7	$2.3	$16.4	$0.2

The notional amount outstanding of foreign currency forward exchange contracts was $1,169.2 million at May 5, 2019. Such contracts expire principally between May 2019 and August 2020.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income
(In millions)
Thirteen Weeks Ended	5/5/19	5/6/18
Foreign currency forward exchange contracts (inventory purchases)	$30.1	$29.4
Interest rate swap agreements	(1.1)	0.5
Foreign currency borrowings (net investment hedges)	29.6	49.0
Total	$58.6	$78.9

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Income Statement Location, and Total Amount of Consolidated Income Statement Line Item
(In millions)	Amount Reclassified		Location	Total Income Statement Amount
Thirteen Weeks Ended	5/5/19	5/6/18		5/5/19	5/6/18
Foreign currency forward exchange contracts (inventory purchases)	$15.0	$(22.9)	Cost of goods sold	$1,060.4	$1,023.6
Interest rate swap agreements	0.2	0.0	Interest expense	31.0	29.4
Total	$15.2	$(22.9)

A net gain in AOCL on foreign currency forward exchange contracts at May 5, 2019 of $45.0 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate swap agreements at May 5, 2019 of $0.8 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Income Statements:

(In millions)	Loss Recognized in Expense
Thirteen Weeks Ended	5/5/19	5/6/18

Foreign currency forward exchange contracts	$(0.1)	$(0.5)

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of May 5, 2019.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	5/5/19				2/3/19				5/6/18
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$37.8	N/A	$37.8	N/A	$24.8	N/A	$24.8	N/A	$10.4	N/A	$10.4
Interest rate swap agreements	N/A	0.9	N/A	0.9	N/A	1.4	N/A	1.4	N/A	2.8	N/A	2.8
Total Assets	N/A	$38.7	N/A	$38.7	N/A	$26.2	N/A	$26.2	N/A	$13.2	N/A	$13.2

Liabilities:
Foreign currency forward exchange contracts	N/A	$2.2	N/A	$2.2	N/A	$6.2	N/A	$6.2	N/A	$16.6	N/A	$16.6
Interest rate swap agreements	N/A	3.6	N/A	3.6	N/A	2.8	N/A	2.8	N/A	N/A	N/A	N/A
Total Liabilities	N/A	$5.8	N/A	$5.8	N/A	$9.0	N/A	$9.0	N/A	$16.6	N/A	$16.6

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

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis (consisting of operating lease right-of-use assets and property, plant and equipment) during the thirteen weeks ended May 5, 2019, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$16.8	$16.8	$77.0
Property, plant and equipment, net	N/A	N/A	—	—	6.7

Operating lease right-of-use assets with a carrying amount of $93.8 million were written down to a fair value of $16.8 million during the thirteen weeks ended May 5, 2019 as a result of the closure during the first quarter of 2019 of the Company’s TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) and the closure during the first quarter of 2019 of the Company’s CALVIN KLEIN flagship store on Madison Avenue in New York, New York in connection with the Calvin Klein restructuring (as defined in Note 17, “Exit Activity Costs”). Please see Note 17 for further discussion of the Calvin Klein restructuring costs. Fair value of the operating lease right-of-use assets was determined based on the discounted cash flows of estimated sublease income using market participant assumptions.

Property, plant and equipment with a carrying amount of $6.7 million was written down to a fair value of zero during the thirteen weeks ended May 5, 2019 primarily in connection with the TH U.S. store closures and the closure of the Company’s CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection) in connection with the Calvin Klein restructuring. Please see Note 17, “Exit Activity Costs,” for further discussion of the Calvin Klein restructuring costs. Fair value of the Company’s property plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

The $83.7 million of impairment charges were included in SG&A expenses, of which $48.6 million was recorded in the Tommy Hilfiger North America segment, $32.2 million was recorded in the Calvin Klein North America segment and $2.9 million was recorded in the Calvin Klein International segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	5/5/19		2/3/19		5/6/18
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$494.3	$494.3	$452.0	$452.0	$434.5	$434.5
Short-term borrowings	299.7	299.7	12.8	12.8	254.5	254.5
Long-term debt (including portion classified as current)	2,790.4	2,907.7	2,819.4	2,853.7	3,013.2	3,076.6

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

Through May 5, 2019, the Company has granted under the 2006 Plan (i) service-based stock options, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. All restricted stock granted by the Company was fully vested at the end of 2015.

According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares.

Net income for the thirteen weeks ended May 5, 2019 and May 6, 2018 included $13.9 million and $11.6 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $1.9 million and $2.3 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based plan awards. The actual income tax benefits realized from these transactions during the thirteen weeks ended May 5, 2019 and May 6, 2018 were $7.8 million and $11.7 million, respectively. The tax benefits realized included discrete net excess tax benefits of $1.3 million and $4.5 million recognized in the Company’s provision for income taxes during the thirteen weeks ended May 5, 2019 and May 6, 2018, respectively.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirteen weeks ended May 5, 2019 and May 6, 2018 and the resulting weighted average grant date fair value per stock option:

	5/5/19	5/6/18
Weighted average risk-free interest rate	2.34%	2.78%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	28.03%	26.92%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$41.15	$51.66

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

Stock option activity for the thirteen weeks ended May 5, 2019 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 3, 2019	791	$107.81
Granted	101	127.26
Exercised	24	78.96
Cancelled	1	96.42
Outstanding at May 5, 2019	867	$110.88
Exercisable at May 5, 2019	584	$105.19

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

RSU activity for the thirteen weeks ended May 5, 2019 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 3, 2019	847	$122.97
Granted	324	129.29
Vested	283	114.20
Cancelled	25	123.78
Non-vested at May 5, 2019	863	$128.19

PSUs

Contingently issuable PSUs granted to certain of the Company’s senior executives since 2015 are subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For awards granted in 2016, the three-year performance period ended during the first quarter of 2019 and holders of the awards earned an aggregate of 67,000 shares, which was between the threshold and target levels. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted was established for each grant on the grant date using the Monte Carlo simulation model.

The following summarizes the assumptions used to estimate the fair value of PSUs granted during the thirteen weeks ended May 5, 2019 and May 6, 2018 and the resulting weighted average grant date fair value per PSU:

	5/5/19	5/6/18
Risk-free interest rate	2.26%	2.62%
Expected Company volatility	29.88%	29.78%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$129.46	$159.53

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 6.20% in 2019 and 7.09% in 2018 for the restriction of liquidity, which was calculated using the Chaffe model.

PSU activity for the thirteen weeks ended May 5, 2019 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 3, 2019	194	$106.76
Granted at target	52	129.46
Reduction due to market condition achieved below target	10	87.16
Vested	67	87.16
Cancelled	5	105.59
Non-vested at May 5, 2019	164	$123.11

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 5, 2019 and May 6, 2018:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain on effective cash flow hedges	Total
Balance, February 3, 2019	$(537.6)		$29.7	$(507.9)
Other comprehensive (loss) income before reclassifications	(89.2)	(1)(2)	27.7	(61.5)
Less: Amounts reclassified from AOCL	—		14.3	14.3
Other comprehensive (loss) income	(89.2)		13.4	(75.8)
Balance, May 5, 2019	$(626.8)		$43.1	$(583.7)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, February 4, 2018	$(249.4)		$(72.1)	$(321.5)
Other comprehensive (loss) income before reclassifications	(135.2)	(1)(2)	28.0	(107.2)
Less: Amounts reclassified from AOCL	—		(22.1)	(22.1)
Other comprehensive (loss) income	(135.2)		50.1	(85.1)
Balance, May 6, 2018	$(384.6)		$(22.0)	$(406.6)

(1) Foreign currency translation adjustments included a net gain on net investment hedges of $22.4 million and $37.0 million during the thirteen weeks ended May 5, 2019 and May 6, 2018, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

The following table presents reclassifications out of AOCL to earnings for the thirteen weeks ended May 5, 2019 and May 6, 2018:

	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended
(In millions)	5/5/19	5/6/18
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$15.0	$(22.9)	Cost of goods sold
Interest rate swap agreements	0.2	—	Interest expense
Less: Tax effect	0.9	(0.8)	Income tax expense
Total, net of tax	$14.3	$(22.1)

15. STOCKHOLDERS’ EQUITY

The Company’s Board of Directors authorized a $2,000.0 million stock repurchase program through June 3, 2023. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

During the thirteen weeks ended May 5, 2019 and May 6, 2018, the Company purchased 0.5 million shares and 0.4 million shares, respectively, of its common stock under the program in open market transactions for $61.2 million and $53.7 million, respectively. As of May 5, 2019, the repurchased shares were held as treasury stock and $947.1 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

16. LEASES

The Company leases approximately 1,750 Company-operated freestanding retail store locations across more than 35 countries, generally with initial lease terms of 3 to 10 years. The Company also leases warehouses, distribution centers, showrooms, office space, and a factory in Ethiopia, generally with initial lease terms of 10 to 20 years, as well as certain equipment and other assets, generally with initial lease terms of 1 to 5 years.

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of fixed lease payments over the expected lease term. The Company uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable for the Company's leases. The Company's incremental borrowing rates are based on the term of the lease, the economic environment of the lease, and the effect of collateralization. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the right-of-use asset and lease liability. Certain leases also contain termination options with an associated penalty. Generally, the Company is reasonably certain not to exercise these options and as such, they are not included in the determination of the expected lease term. The Company recognizes operating lease expense on a straight-line basis over the lease term.

Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Leases generally provide for payments of nonlease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. For lease agreements entered into or modified after February 3, 2019, the Company accounts for lease components and nonlease components together as a single lease component and, as such, includes fixed payments of nonlease components in the measurement of the right-of-use assets and lease liabilities. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred as variable lease costs and are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

The components of the net lease cost for the thirteen weeks ended May 5, 2019 were as follows:

		Thirteen Weeks Ended
(In millions)	Line Item in the Company’s Consolidated Income Statement	5/5/19
Finance lease cost:
Amortization of right-of-use-assets	SG&A expenses (depreciation and amortization)	$1.3
Interest on lease liabilities	Interest expense	0.1
Total finance lease cost		1.4
Operating lease cost	SG&A expenses	112.9
Short-term lease cost	SG&A expenses	3.5
Variable lease cost	SG&A expenses	30.3
Less: sublease income	SG&A expenses	(0.1)
Total net lease cost		$148.0

Supplemental balance sheet information related to leases as of May 5, 2019 was as follows:

(In millions)	Line Item in the Company’s Consolidated Balance Sheet	5/5/19
Right-of-use assets:
Operating lease	Operating lease right-of-use assets	$1,606.0
Finance lease	Property, plant and equipment, net	14.6
		$1,620.6
Current lease liabilities:
Operating lease	Current portion of operating lease liabilities	$334.3
Finance lease	Accrued expenses	4.7
		$339.0
Other lease liabilities:
Operating lease	Long-term portion of operating lease liabilities	$1,499.4
Finance lease	Other liabilities	11.0
		$1,510.4

Supplemental cash flow information related to leases for the thirteen weeks ended May 5, 2019 was as follows:

Thirteen Weeks Ended
(In millions)	5/5/19
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116.0
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	1.5
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	85.1
Right-of-use assets obtained in exchange for new finance lease liabilities	0.9

The following summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet as of May 5, 2019:

5/5/19
Weighted average remaining lease term (years):
Operating leases	7.12
Finance leases	4.60
Weighted average discount rate:
Operating leases	5.48%
Finance leases	3.89%

At May 5, 2019, the maturities of the Company’s lease liabilities were as follows:

(In millions)	Finance Leases	Operating Leases	Total
Remainder of 2019	$3.9	$301.7	$305.6
2020	4.5	386.7	391.2
2021	3.9	332.1	336.0
2022	1.9	267.2	269.1
2023	0.6	200.1	200.7
Thereafter	2.5	684.5	687.0
Total lease payments	$17.3	$2,172.3	$2,189.6
Less: Interest	(1.6)	(338.6)	(340.2)
Total lease liabilities	$15.7	$1,833.7	$1,849.4

The Company’s future lease payment obligations related to leases that were entered into, but did not commence as of May 5, 2019, were immaterial.

17. EXIT ACTIVITY COSTS

Calvin Klein Restructuring Costs

The Company announced on January 10, 2019 a restructuring in connection with strategic changes for its Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes include (i) the closure of the CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), (ii) the closure of the flagship store on Madison Avenue in New York, New York, (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. In connection with the Calvin Klein restructuring, the Company recorded pre-tax costs during 2018 and the first quarter of 2019 and expects to incur total costs as follows:

(In millions)	Total Costs Expected to be Incurred	Costs Incurred During the Thirteen Weeks Ended 5/5/19	Cumulative Costs Incurred To Date
Severance, termination benefits and other employee costs	$51.0	$18.7	$46.0
Long-lived asset impairments (1)	57.0	35.1	42.0
Contract termination and other costs	33.0	14.8	19.1
Inventory markdowns	5.0	1.7	3.9
Total	$146.0	$70.3	$111.0

(1) Includes the impact of the closure of the flagship store on Madison Avenue in New York, New York in the first quarter of 2019.

Of the charges for severance, termination benefits and other employee costs, long-lived asset impairments and contract termination and other costs incurred during the thirteen weeks ended May 5, 2019, $50.1 million relate to SG&A expenses of the Calvin Klein North America segment and $18.5 million relate to SG&A expenses of the Calvin Klein International segment. Of the charges for inventory markdowns incurred during the thirteen weeks ended May 5, 2019, $0.8 million relate to cost of goods sold of the Calvin Klein North America segment and $0.9 million relate to cost of goods sold of the Calvin Klein International segment. Of the $111.0 million cumulative costs incurred to date in connection with the restructuring activities,$69.8 million related to the Calvin Klein North America segment and $41.2 million related to the Calvin Klein International segment. The Company expects to incur total costs of approximately $146 million through the end of 2019 in connection with the restructuring activities, of which approximately $87 million is estimated to relate to the Calvin Klein North America segment and approximately $59 million is estimated to relate to the Calvin Klein International segment. Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 12, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during the thirteen weeks ended May 5, 2019.

The liabilities at May 5, 2019 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/3/19	Costs Incurred During the Thirteen Weeks Ended 5/5/19	Costs Paid During the Thirteen Weeks Ended 5/5/19	Liability at 5/5/19
Severance, termination benefits and other employee costs	$25.8	$18.7	$9.0	$35.5
Contract termination and other costs	2.3	14.8	13.7	3.4
Total	$28.1	$33.5	$22.7	$38.9

18. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/5/19	5/6/18

Net income attributable to PVH Corp.	$82.0	$179.4

Weighted average common shares outstanding for basic net income per common share	75.2	77.1
Weighted average impact of dilutive securities	0.7	1.1
Total shares for diluted net income per common share	75.9	78.2

Basic net income per common share attributable to PVH Corp.	$1.09	$2.33

Diluted net income per common share attributable to PVH Corp.	$1.08	$2.29

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended
(In millions)	5/5/19	5/6/18

Weighted average potentially dilutive securities	$0.5	$0.1

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of May 5, 2019 and May 6, 2018 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen weeks ended May 5, 2019 and May 6, 2018. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.2 million and 0.1 million as of May 5, 2019 and May 6, 2018, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

19. NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 6, 2018 were $1.2 million of assets acquired through finance leases. Please see Note 16, “Leases,” for supplemental noncash transactions information related to finance leases during the thirteen weeks ended May 5, 2019.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statements of Cash Flows for the thirteen weeks ended May 5, 2019 and May 6, 2018 were $2.0 million and $1.5 million, respectively, of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective period.

Omitted from proceeds from 2019 facilities, net of related fees in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 5, 2019 were $4.0 million of debt issuance costs incurred in connection with the refinancing of its senior credit facilities that were accrued as of May 5, 2019.

The Company recorded a loss of $1.7 million during the thirteen weeks ended May 5, 2019 to write-off previously capitalized debt issuance costs in connection with the refinancing of its senior credit facilities.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, and mass market, off-price and independent retailers, as well as digital commerce sites operated by select wholesale partners and pure play digital commerce retailers in North America of (i) men’s dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD, ARROW and DKNY; (iii) men’s, women’s and children’s swimwear, pool and deck footwear, and swim-related products and accessories under the Speedo trademark; and (iv) women’s intimate apparel under the Warner’s, Olga, and True&Co. brands. Additionally, this segment derives revenue from Company operated digital commerce sites in the United States through SpeedoUSA.com, TrueAndCo.com, VanHeusen.com, IZOD.com and styleBureau.com. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated foreign affiliates in Australia and in Mexico relating to the affiliates’ Heritage Brands businesses.

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada, which primarily sell apparel, accessories and related products. All of the Company’s Heritage Brands stores offer a broad selection of Van Heusen men’s and women’s apparel, along with various of the Company’s dress shirt and neckwear offerings, and IZOD and Warner’s products. The majority of these stores feature multiple brand names on the store signage, with the remaining stores operating under the Van Heusen name.

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/5/19	(1)	5/6/18	(1)
Revenue – Tommy Hilfiger North America
Net sales	$347.8		$338.9
Royalty revenue	18.7		18.4
Advertising and other revenue	5.3		3.9
Total	371.8		361.2

Revenue – Tommy Hilfiger International
Net sales	662.7		637.2
Royalty revenue	13.2		12.0
Advertising and other revenue	4.4		5.4
Total	680.3		654.6

Revenue – Calvin Klein North America
Net sales	378.4		367.3
Royalty revenue	33.4		34.0
Advertising and other revenue	12.2		13.2
Total	424.0		414.5

Revenue – Calvin Klein International
Net sales	441.1		448.8
Royalty revenue	17.9		18.5
Advertising and other revenue	6.6		8.2
Total	465.6		475.5

Revenue – Heritage Brands Wholesale
Net sales	350.3		340.8
Royalty revenue	5.1		5.4
Advertising and other revenue	1.0		0.9
Total	356.4		347.1

Revenue – Heritage Brands Retail
Net sales	57.0		60.5
Royalty revenue	1.1		1.1
Advertising and other revenue	0.1		0.1
Total	58.2		61.7

Total Revenue
Net sales	2,237.3		2,193.5
Royalty revenue	89.4		89.4
Advertising and other revenue	29.6		31.7
Total	$2,356.3		$2,314.6

(1)	Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended
(In millions)	5/5/19	5/6/18
Wholesale net sales	$1,360.7	$1,284.1
Retail net sales	876.6	909.4
Net sales	2,237.3	2,193.5

Royalty revenue	89.4	89.4
Advertising and other revenue	29.6	31.7
Total	$2,356.3	$2,314.6

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/5/19	(1)	5/6/18	(1)
(Loss) income before interest and taxes – Tommy Hilfiger North America	$(14.7)	(3)	$40.8

Income before interest and taxes – Tommy Hilfiger International	106.8		91.2	(6)

Income before interest and taxes – Calvin Klein North America	1.4	(4)	43.5

Income before interest and taxes – Calvin Klein International	46.9	(4)	65.1

Income before interest and taxes – Heritage Brands Wholesale	39.0		39.8

Income before interest and taxes – Heritage Brands Retail	1.0		1.8

Loss before interest and taxes – Corporate (2)	(45.3)	(5)	(37.9)

Income before interest and taxes	$135.1		$244.3

(1)	Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)
Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investments in Gazal Corporation Limited (“Gazal”) and Karl Lagerfeld Holding B.V., and the results of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans (which are generally recorded in the fourth quarter) and gains and losses from changes in the fair value of foreign currency option contracts.

(3)
Loss before interest and taxes for the thirteen weeks ended May 5, 2019 included costs of $54.9 million incurred in connection with the TH U.S. store closures, primarily consisting of noncash lease asset impairments. Please see Note 12, “Fair Value Measurements,” for further discussion.

(4)
Income before interest and taxes for the thirteen weeks ended May 5, 2019 included costs of $70.3 million incurred in connection with the Calvin Klein restructuring. Such costs were included in the Company’s segments as follows: $50.9 million in Calvin Klein North America and $19.4 million in Calvin Klein International. Please see Note 17, “Exit Activity Costs,” for further discussion.

(5)
Loss before interest and taxes for the thirteen weeks ended May 5, 2019 included costs of $6.2 million related to the refinancing of the Company’s senior credit facilities. Please see Note 9, “Debt,” for further discussion.

(6)
Income before interest and taxes for the thirteen weeks ended May 6, 2018 included costs of $6.9 million associated with the acquisition of the 55% ownership interests in TH Asia, Ltd., the Company’s former joint venture for TOMMY HILFIGER in China, that the Company did not already own, consisting of noncash amortization of short-lived assets.

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

21. GUARANTEES

The Company is deemed to have guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the 2013 sale of substantially all of the assets of the Company’s Bass business pursuant to the terms of noncancelable leases expiring on various dates through 2022. The obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The maximum amount deemed to have been guaranteed for all leases as of May 5, 2019 was $8.3 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The liability for the guaranteed lease payments was immaterial as of May 5, 2019, February 3, 2019 and May 6, 2018.

The Company has guaranteed a portion of the respective debt and other obligations of its joint venture in Australia and one of its joint ventures in India. The maximum amount guaranteed as of May 5, 2019 was approximately $11.1 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The liability for these guarantee obligations was immaterial as of May 5, 2019, February 3, 2019 and May 6, 2018.

The Company has guaranteed to a financial institution the repayment of a store security deposit in Japan paid to a landlord on behalf of the Company. The amount guaranteed as of May 5, 2019 was approximately $4.5 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse from the landlord for the full amount. The guarantee expires on March 28, 2022. The liability for this guarantee obligation was immaterial as of May 5, 2019 and February 3, 2019.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

22. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issued in February 2016 new guidance on leases. The new guidance, among other changes, requires lessees to recognize a right-of-use asset and a lease liability in the balance sheet for most leases, but retains an expense recognition model similar to the previous guidance. The lease liability is measured at the present value of the fixed lease payments over the lease term and the right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The guidance also requires additional quantitative and qualitative disclosures. The Company adopted the guidance in the first quarter of 2019 using the modified retrospective approach applied as of the period of adoption with a cumulative-effect adjustment to opening retained earnings and as such, prior periods have not been restated. Upon adoption, the Company (i) recognized operating lease right-of-use assets of $1.7 billion and lease liabilities of $1.9 billion, (ii) recorded a cumulative-effect adjustment to retained earnings of $3.1 million and (iii) recorded other reclassification adjustments within its Consolidated Balance Sheet related to, among other things, deferred rent.

The effects of the adoption on the Company’s Consolidated Balance Sheet as of February 3, 2019 were as follows:

(In millions)	As Reported 2/3/19	Adjustments	Adjusted 2/3/19
Assets
Prepaid expenses	$168.7	$(21.3)	$147.4
Operating lease right-of-use assets	—	1,708.2	1,708.2
Other Assets	400.9	(10.3)	390.6
Liabilities
Accrued expenses	891.6	(17.0)	874.6
Current portion of operating lease liabilities	—	350.5	350.5
Long-Term portion of operating lease liabilities	—	1,514.1	1,514.1
Other Liabilities	1,322.4	(167.9)	1,154.5
Stockholders’ Equity:
Retained earnings	4,350.1	(3.1)	4,347.0

The Company also elected the package of practical expedients permitted under the transition guidance, which allows the Company not to reassess whether any existing contracts are or contain a lease, the lease classification for any existing leases, and the capitalization of initial direct costs for any existing leases, as of the adoption date. The Company’s accounting for finance leases (formerly called capital leases) remains substantially unchanged. The adoption of the guidance did not have a material impact on the Company’s results of operations or cash flows. Please see Note 16, “Leases,” for additional disclosures required by the guidance.

The FASB issued in August 2017 an update to accounting guidance to simplify the application of hedge accounting in certain situations and allow companies to better align their hedge accounting with their risk management activities. The update eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same income statement line as the hedged item. The update also simplifies the requirements for hedge documentation and effectiveness assessments and amends the presentation and disclosure requirements. The Company adopted this update in the first quarter of 2019 using a modified retrospective approach, except for the presentation and disclosure guidance, which is being applied on a prospective basis, as required. The adoption of this update did not have any impact on the Company’s consolidated financial statements.

The FASB issued in August 2018 an update to accounting guidance related to implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred under such arrangements with the requirements for capitalizing costs incurred to develop or obtain internal-use software. Under previous accounting guidance, the Company generally expensed the implementation costs incurred in connection with a cloud computing arrangement that is a service contract. The Company early adopted this update in the first quarter of 2019 using a prospective approach. As a result of the adoption, the Company capitalized $1.9 million of costs incurred in the first quarter of 2019 to implement cloud computing arrangements, primarily related to digital and consumer data platforms. Such costs were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheet. The Company expects to incur additional costs to implement cloud computing arrangements during the remainder of 2019 and expects the implementation costs capitalized in its Consolidated Balance Sheet will increase accordingly.

23. OTHER COMMENTS

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received principal payments of $0.2 million and $0.1 million during the thirteen weeks ended May 5, 2019 and May 6, 2018, respectively. The outstanding balance, including accrued interest, was $13.4 million, $13.8 million and

$13.7 million as of May 5, 2019, February 3, 2019, and May 6, 2018, respectively, and was included in other assets in the Company’s Consolidated Balance Sheets.

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Income Statements. Warehousing and distribution expenses incurred in the thirteen weeks ended May 5, 2019 and May 6, 2018 totaled $77.1 million and $70.0 million, respectively.

24.    SUBSEQUENT EVENTS

The Company acquired on May 31, 2019 the approximately 78% interest in Gazal that it did not already own. Prior to the acquisition closing, the Company, along with Gazal, jointly owned and managed PVH Brands Australia Pty. Limited (“PVH Australia”), which licenses and operates businesses under the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, along with other licensed and owned brands. PVH Australia came under the Company’s full control as a result of the acquisition. The aggregate net purchase price for the shares acquired is expected to be approximately A$124 million (approximately $86 million based on the exchange rate in effect on the date of the acquisition), after taking into account the pending divestiture to a third party of an office building and warehouse owned by Gazal.

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

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swim products, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) approximately 1,750 Company-operated freestanding retail store locations worldwide under our TOMMY HILFIGER, CALVIN KLEIN and certain of our heritage brands trademarks, (b) approximately 1,500 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and CALVIN KLEIN trademarks, and (c) digital commerce sites in over 30 countries under each of our TOMMY HILFIGER and CALVIN KLEIN trademarks and in the United States through our SpeedoUSA.com, TrueAndCo.com, VanHeusen.com, IZOD.com and styleBureau.com digital commerce sites. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

We have entered into the following transactions, which impact our results of operations and comparability among the periods, including our full year 2019 expectations as compared to full year 2018, as discussed in the section entitled “Results of Operations” below:

•
We announced in the first quarter of 2019 that we had entered into definitive agreements for two acquisitions. The first acquisition, which closed on May 31, 2019, was to acquire the approximately 78% interest in Gazal Corporation Limited (“Gazal”) that we did not already own (the “Australia acquisition”). Prior to the closing, we, along with Gazal, jointly owned and managed PVH Brands Australia Pty. Limited (“PVH Australia”), which licenses and operates businesses under the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, along with other licensed and owned brands. PVH Australia came under our full control as a result of the acquisition. The aggregate net purchase price for the shares acquired is expected to be approximately A$124 million (approximately $86 million based on the exchange rate in effect on the date of the acquisition), after taking into account the pending divestiture to a third party of an office building and warehouse owned by Gazal. The second acquisition, which is pending, is to acquire the Tommy Hilfiger retail business in Hong Kong and certain other countries in Central and Southeast Asia from our current licensee in those markets (the “TH CSAP acquisition”). The purchase price is estimated to be approximately $75 million. The closing is subject to customary conditions and is expected to occur in the second quarter of 2019. We expect to record an aggregate net pre-tax gain of approximately $70 million during 2019 in connection with the Australia acquisition and the TH CSAP acquisition, consisting of a noncash gain to write up our equity investments in Gazal and PVH Australia to fair value, partially offset by pre-tax costs related to both acquisitions, primarily consisting of noncash valuation adjustments and amortization of short-lived assets.

•
We refinanced on April 29, 2019 our senior credit facilities and recorded pre-tax debt modification and extinguishment charges of $5 million. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

•
We closed our TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) in the first quarter of 2019 and recorded pre-tax costs of $55 million, primarily consisting of noncash lease asset impairments. Please see Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the noncash lease asset impairments.

•
We announced on January 10, 2019 a restructuring in connection with strategic changes for our Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes include (i) the closure of the CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), (ii) the closure of the flagship store on Madison Avenue in New York, New York, (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. We recorded pre-tax costs of $70 million in the first quarter of 2019, consisting of a $30 million noncash lease asset impairment resulting from the closure of the flagship store on Madison Avenue in New York, New York, $19 million of severance, $15 million of contract termination and other costs, $5 million of other noncash asset impairments and $2 million of inventory markdowns. We expect to incur additional pre-tax costs of approximately $35 million during the remainder of 2019 in connection with the Calvin Klein restructuring, primarily consisting of noncash asset impairments, severance and contract termination and other costs. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•
We acquired on April 20, 2018 the Geoffrey Beene tradename from Geoffrey Beene, LLC (“Geoffrey Beene”) for $17 million, of which $16 million was paid in cash. Prior to the acquisition, we had licensed the rights to design, market and distribute Geoffrey Beene dress shirts and neckwear from Geoffrey Beene.

•
We acquired on April 13, 2016 the 55% interest in our former joint venture for TOMMY HILFIGER in China that we did not already own (the “TH China acquisition”). We recorded pre-tax charges of $7 million in the first quarter of 2018, consisting of noncash amortization of short-lived assets.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 50% of our $9.657 billion of revenue in 2018 was subject to foreign currency translation. Based on current foreign currency exchange rates, we expect a decrease in revenue of approximately $200 million, or 2%, and a decrease in net income of approximately $25 million in 2019 as compared to 2018 due to the impact of foreign currency translation.

There is also a transactional impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. As with translation, our results of operations will be unfavorably impacted during times of a strengthening United States dollar as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold and favorably impacted during times of a weakening United States dollar as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations in the year following their inception, as the underlying inventory hedged by the contracts is sold. Additionally, there is a transactional impact related to changes in selling, general and administrative (“SG&A”) expenses as a result of fluctuations in foreign currency exchange rates. Based on current foreign currency exchange rates, we expect a slight benefit to our net income in 2019 as compared to 2018 due to the transactional impact.

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

Due to the above factors, our results of operations for the thirteen weeks ended May 5, 2019 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 5, 2019 Compared With Thirteen Weeks Ended May 6, 2018

Total Revenue

Total revenue in the first quarter of 2019 was $2.356 billion as compared to $2.315 billion in the first quarter of the prior year. The increase in revenue of $42 million, or 2%, was due principally to the effect of the following items:

•
The addition of an aggregate $36 million of revenue, or a 4% increase over the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $57 million, or 6%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 4% (including an 8% negative foreign currency impact), primarily driven by strong performance in Europe. Tommy Hilfiger International comparable store sales increased 9%. Revenue in our Tommy Hilfiger North America segment increased 3%, primarily attributable to growth in the North America wholesale business, partially offset by a 4% decline in Tommy Hilfiger North America comparable store sales.

•
The net reduction of an aggregate $0.4 million of revenue, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $36 million, or 4%, related to foreign currency translation. Calvin Klein International segment revenue decreased 2% (including a 7% negative foreign currency impact), as solid growth in Europe was more than offset by the negative impacts of foreign currency translation and weakness in China. Calvin Klein International comparable store sales decreased 4%. Revenue in our Calvin Klein North America segment increased 2% (including a 1% negative foreign currency impact), due to an increase in the wholesale business, partially offset by a 5% decline in Calvin Klein North America comparable store sales.

•
The net addition of an aggregate $6 million of revenue, or a 1% increase over the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, due to an increase in the wholesale business, partially offset by a 6% decline in comparable store sales.

We currently expect that revenue will increase approximately 3% in 2019 compared to 2018, inclusive of a negative impact of approximately 2% related to foreign currency translation. Revenue for the Tommy Hilfiger business is expected to increase approximately 6% compared to 2018, inclusive of a negative impact of approximately 3% related to foreign currency translation. Revenue for the Calvin Klein business is expected to be flat compared to 2018, inclusive of a negative impact of approximately 2% related to foreign currency translation. Revenue for our Heritage Brands business is expected to be flat compared to 2018. Our 2019 guidance reflects the addition of revenue resulting from the Australia acquisition and assumes that the pending TH CSAP acquisition will also close in the second quarter of 2019. These acquisitions are expected to add approximately $150 million of revenue in 2019.

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

Gross profit in the first quarter of 2019 was $1.296 billion, or 55.0% of total revenue, as compared to $1.291 billion, or 55.8% of total revenue, in the first quarter of the prior year. The 80 basis point decrease in gross margin was primarily driven by a gross margin decline in our North America businesses, principally due to more promotional selling as compared to the first quarter of the prior year.

We currently expect that gross margin for the full year 2019 will increase as compared to 2018 due to (i) the impact of expected faster growth in our Tommy Hilfiger International and Calvin Klein International segments than in our North America segments, as our International segments generally carry higher gross margins, and (ii) an expected increase in gross margin in our Calvin Klein business in the second half of the year due to less promotional selling resulting from the restructuring initiatives being implemented related to our creative and design functions. These increases will be partially offset by short-lived noncash valuation adjustments expected to be recorded principally in connection with the Australia acquisition.

SG&A Expenses

SG&A expenses in the first quarter of 2019 were $1.161 billion, or 49.3% of total revenue, as compared to $1.053 billion, or 45.5% of total revenue, in the first quarter of the prior year. The 380 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to costs incurred in connection with the Calvin Klein restructuring and the TH U.S. store closures. These increases were partially offset by overall lower operating expenses in our Calvin Klein business and the absence in 2019 of costs that were recorded in the first quarter of 2018 in connection with the TH China acquisition, consisting of noncash amortization of short-lived assets.

We currently expect that SG&A expenses as a percentage of total revenue for the full year 2019 will increase as compared to 2018 due to (i) an increase in costs incurred and expected to be incurred in connection with the Calvin Klein restructuring, (ii) costs incurred in connection with the TH U.S. store closures, (iii) costs expected to be incurred in connection with the Australia acquisition and the TH CSAP acquisition, primarily consisting of noncash valuation adjustments and amortization of short-lived assets, and (iv) a change in the mix of business due to faster growth in our Tommy Hilfiger International and Calvin Klein International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue. These increases will be partially offset by the absence in 2019 of costs that were recorded in 2018 in connection with the TH China acquisition, consisting of noncash amortization of short-lived assets.

Non-Service Related Pension and Postretirement (Income) Cost

Non-service related pension and postretirement (income) in the first quarter of 2019 was $(2) million as compared to $(3) million in the first quarter of the prior year.

We currently expect that non-service related pension and postretirement (income) for the full year 2019 will be approximately $(7) million compared to non-service related pension and postretirement cost of $5 million in 2018. Non-service related pension and postretirement (income) cost recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. Our 2018 non-service related pension and postretirement cost included a $15 million actuarial loss on our retirement plans recorded in the fourth quarter. Our actual 2019 non-service related pension and postretirement (income) cost may be significantly different than our projections, as our expectation for 2019 assumes there is no actuarial gain or loss.

Debt Modification and Extinguishment Costs

We incurred costs totaling $5 million during the first quarter of 2019 in connection with the refinancing of our senior credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $4 million in each of the first quarters of 2019 and 2018. These amounts relate to our share of income from our PVH Australia joint venture, our joint venture for the TOMMY HILFIGER, CALVIN KLEIN, Warner’s, Olga and Speedo brands in Mexico, our joint ventures for the TOMMY HILFIGER brand in India and Brazil, and for the CALVIN KLEIN brand in India. Also included is our share of (loss) income from our investments in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) and in Gazal. Our investments in the joint ventures, Karl Lagerfeld and Gazal are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2019 will decrease as compared to 2018 as the income we recognize on our investments in Gazal and PVH Australia in 2019 will only be for a partial year. Following the closing of the Australia acquisition on May 31, 2019, we began to consolidate the results of Gazal and PVH Australia into our financial statements.

Interest Expense, Net

Net interest expense increased to $30 million in the first quarter of 2019 from $28 million in the first quarter of the prior year.

Net interest expense for the full year 2019 is currently expected to be approximately $120 million compared to $116 million in 2018.

Income Taxes

The effective income tax rate for the first quarter of 2019 was 22.4% compared to 17.1% in the first quarter of the prior year.

Our effective income tax rate for the first quarter of 2019 was higher than the United States statutory income tax rate due to the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) imposed by the United States Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Legislation”), offset by the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

Our effective income tax rate for the first quarter of 2018 was lower than the United States statutory income tax rate primarily due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings comes from our international operations, particularly in the Netherlands and Hong Kong, where income tax rates, coupled with special rates levied on income from certain of our jurisdictional activities, are lower than the United States statutory income tax rate.

We currently expect that our effective income tax rate for the full year 2019 will be in a range of 14.5% to 15.5%. Our expectation that our effective income tax rate for the full year 2019 will be lower than the United States statutory income tax rate is principally due to the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions. Our expectation that the effective income tax rate for the full year 2019 will increase compared to 4.0% for the full year 2018 is primarily due to (i) the absence of a 5.3% benefit to our 2018 effective income tax rate related to the remeasurement of certain of our net deferred tax liabilities in connection with the enactment of legislation in the Netherlands known as the “2019 Dutch Tax Plan” and (ii) the absence of a 3.2% benefit to our 2018 effective income tax rate related to the U.S. Tax Legislation.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and new regulations, as well as audits by tax authorities and the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

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

The net loss attributable to the redeemable non-controlling interest (“RNCI”) in PVH Ethiopia was immaterial in the first quarters of 2019 and 2018. We currently expect that the net loss attributable to the RNCI for the full year 2019 will be immaterial. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at May 5, 2019 was $494 million, an increase of $42 million from the amount at February 3, 2019 of $452 million. The change in cash and cash equivalents included the impact of (i) $284 million of borrowings outstanding under our senior unsecured revolving credit facilities and (ii) $59 million of common stock repurchases under the stock repurchase program. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2019 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) expected long-term debt repayments of approximately $150 million, (ii) expected common stock repurchases under the stock repurchase program of approximately $200 million (iii) the expected net payment of approximately A$92 million (approximately $64 million based on the exchange rate in effect on the date of the acquisition) related to the Australia acquisition, which is the portion expected to be paid in 2019 of the total net consideration of approximately A$124 million (approximately $86 million based on the exchange rate in effect on the date of the acquisition), and (iv) the expected consideration to be paid for the TH CSAP acquisition, which is estimated to be approximately $75 million.

As of May 5, 2019, approximately $465 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash used by operating activities was $73 million in the first quarter of 2019 compared to $126 million in the first quarter of 2018. The decrease in cash used by operating activities as compared to the prior year period was primarily driven by changes in working capital, including a favorable change in trade receivables and inventories, partially offset by a decrease in net income as adjusted for noncash charges.

In connection with our acquisition of Calvin Klein, we were obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the CALVIN KLEIN brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein have been made were wholesale sales by us and our licensees and other partners to retailers. Contingent purchase price payments totaled $15 million in the first quarter of 2018. The final payment due to Mr. Klein of $1 million was made in the second quarter of 2018. All contingent purchase price payments are subject to audit, as per the terms of the acquisition agreement.

Capital Expenditures

Our capital expenditures were $77 million in each of the first quarters of 2019 and 2018. We currently expect that capital expenditures for the full year 2019 will be approximately $425 million and will include expenditures primarily related to (i) investments in new stores and store expansions, (ii) continued investments to upgrade and enhance our operating, supply chain and logistics systems and our digital commerce platforms, and (iii) the expansion of our warehouse and distribution network in North America.

Investments in Unconsolidated Affiliates

We received dividends of $4 million from our investments in unconsolidated affiliates during the first quarter of 2018.

Subsequent to the end of the first quarter, we acquired on May 31, 2019 the approximately 78% interest in Gazal that we did not already own. PVH Australia came under our full control as a result of the Australia acquisition. The aggregate net purchase price for the shares acquired is expected to be approximately A$124 million (approximately $86 million based on the exchange rate in effect on the date of the acquisition), after taking into account the pending divestiture to a third party of an office building and warehouse owned by Gazal, of which approximately A$92 million (approximately $64 million based on the exchange rate in effect on the date of the acquisition) is expected to be paid in 2019.

Loan to a Supplier

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of our finished goods inventory suppliers, has a wholly owned subsidiary with which we entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $14 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) London interbank offered rate (“LIBOR”) plus 4.00% thereafter. We received principal payments of $200,000 and $100,000 during the first quarters of 2019 and 2018, respectively. The outstanding balance, including accrued interest, was $13 million as of May 5, 2019 and $14 million as of both February 3, 2019 and May 6, 2018.

Acquisition of the Geoffrey Beene Tradename

We acquired the Geoffrey Beene tradename on April 20, 2018 for $17 million, of which $16 million was paid in cash. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

TH CSAP Acquisition

We entered on March 25, 2019 into a definitive agreement to acquire the Tommy Hilfiger retail business in Hong Kong and certain other countries in Central and Southeast Asia from our current licensee in those markets. The purchase price is estimated to be approximately $75 million. The closing is subject to customary conditions and regulatory approval and is expected to occur in the second quarter of 2019.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $6 million in each of the first quarters of 2019 and 2018.

We currently project that cash dividends on our common stock for the full year 2019 will be approximately $11 million based on our current dividend rate, the number of shares of our common stock outstanding as of May 5, 2019, our estimate of stock to be issued during the full year 2019 under our stock incentive plans and our estimate of stock repurchases for the full year 2019.

Acquisition of Treasury Shares

Our Board of Directors authorized a $2.0 billion stock repurchase program through June 3, 2023. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of

Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

During the first quarters of 2019 and 2018, we purchased approximately 500,000 shares and 400,000 shares, respectively, of our common stock under the program in open market transactions for $61 million and $54 million, respectively. Purchases of $2 million were accrued for in both the Consolidated Balance Sheets as of May 5, 2019 and May 6, 2018. Purchases of $2 million that were accrued for in the Consolidated Balance Sheet as of February 4, 2018 were paid in the first quarter of 2018. The repurchased shares were held as treasury stock and $947 million of the authorization remained available for future share repurchases as of May 5, 2019.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	5/5/19	2/3/19	5/6/18
Short-term borrowings	$300	$13	$255
Current portion of long-term debt	31	—	—
Finance lease liabilities	16	17	16
Long-term debt	2,759	2,819	3,013
Stockholders’ equity	5,762	5,828	5,565

The balance of short-term borrowings as of May 5, 2019 includes borrowings outstanding under our senior unsecured revolving credit facilities, which are expected to be repaid by the end of 2019. In addition, we had $494 million, $452 million and $435 million of cash and cash equivalents as of May 5, 2019, February 3, 2019 and May 6, 2018, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under our senior unsecured credit facilities, as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. We had $284 million outstanding under these facilities as of May 5, 2019. The weighted average interest rate on funds borrowed as of May 5, 2019 was 3.85%. The maximum amount of revolving borrowings outstanding under these facilities during the first quarter of 2019 was $284 million.

Additionally, we have the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $98 million based on exchange rates in effect on May 5, 2019 and are utilized primarily to fund working capital needs. We had $15 million outstanding under these facilities as of May 5, 2019. The weighted average interest rate on funds borrowed as of May 5, 2019 was 0.20%. The maximum amount of borrowings outstanding under these facilities during the first quarter of 2019 was $18 million.

Finance Lease Liabilities

Our cash payments for finance lease liabilities totaled $1 million in each of the first quarters of 2019 and 2018.

2016 Senior Secured Credit Facilities

On May 19, 2016, we entered into an amendment to our senior secured credit facilities (as amended, the “2016 facilities”). We replaced the 2016 facilities with new senior unsecured credit facilities on April 29, 2019 as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. The 2016 facilities, as of the date they were replaced, consisted of a $2.347 billion United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (i) a $475 million United States dollar-denominated revolving credit facility, (ii) a $25 million United States dollar-denominated revolving credit facility available in United States dollars and Canadian dollars and (iii) a €186 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen and Swiss francs.

2019 Senior Unsecured Credit Facilities

We refinanced the 2016 facilities on April 29, 2019 (the “Closing Date”) by entering into senior unsecured credit facilities (the “2019 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2016 facilities, as well as the related debt issuance costs.

The 2019 facilities consist of a $1.093 billion United States dollar-denominated Term Loan A facility (the “USD TLA facility”), a €500 million euro-denominated Term Loan A facility (the “Euro TLA facility” and together with the USD TLA facility, the “TLA facilities”) and senior unsecured revolving credit facilities consisting of (i) a $675 million United States dollar-denominated revolving credit facility, (ii) a CAD $70 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen, Swiss francs, Australian dollars and other agreed foreign currencies and (iv) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities are due on April 29, 2024. In connection with the refinancing of our senior credit facilities, we incurred debt issuance costs of $10 million (of which $3 million was expensed as debt modification costs and $7 million is being amortized over the term of the debt agreement) and recorded debt extinguishment costs of $2 million to write-off previously capitalized debt issuance costs. Of the $10 million of debt issuance costs incurred in connection with the refinancing of our senior credit facilities, $6 million were paid and $4 million were accrued for as of May 5, 2019.

Each of the senior unsecured revolving facilities, except for the $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars, also include amounts available for letters of credit. A portion of each of these revolving credit facilities are also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more senior unsecured term loan facilities or increase the commitments under the senior unsecured revolving credit facilities by an aggregate amount not to exceed $1.5 billion. The lenders under the 2019 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

We had loans outstanding of $1.644 billion, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, $284 million of borrowings outstanding under the senior unsecured revolving credit facilities and $20 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of May 5, 2019.

The terms of the TLA facilities require us to make quarterly repayments of amounts outstanding under the 2019 facilities, commencing with the calendar quarter ending September 30, 2019. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date for the first eight calendar quarters following the Closing Date, 5.00% per annum of the principal amount outstanding on the Closing Date for the four calendar quarters thereafter and 7.50% per annum of the principal amount outstanding on the Closing Date for the remaining calendar quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the TLA facilities. The outstanding borrowings under the 2019 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments we make would reduce the future required repayment amounts.

We made no repayments on our term loans under the 2019 facilities and 2016 facilities during the first quarters of 2019 and 2018, other than the repayment of the 2016 facilities in connection with the refinancing of the senior credit facilities.

The United States dollar-denominated borrowings under the 2019 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds effective rate plus 1/2 of 1.00% and (iii) a one-month reserve adjusted Eurocurrency rate plus 1.00% or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

The Canadian dollar-denominated borrowings under the 2019 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the average of the rates per annum for Canadian dollar bankers' acceptances having a term of one month or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

The Hong Kong dollar-denominated borrowings under the 2019 facilities bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

The borrowings under the 2019 facilities in currencies other than United States dollars, Canadian dollars or Hong Kong dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

The current applicable margin with respect to the TLA facilities and each revolving credit facility is 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the first quarter of 2019 and/or the first quarter of 2018:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of May 5, 2019	Fixed Rate	Expiration Date
January 2019	February 2020	$50	$—	2.4187%	February 2021
November 2018	February 2019	139	139	2.8645%	February 2021
October 2018	February 2019	116	116	2.9975%	February 2021
June 2018	August 2018	50	50	2.6825%	February 2021
June 2017	February 2018	306	182	1.566%	February 2020
July 2014	February 2016	683	—	1.924%	February 2018

The notional amounts of the outstanding interest rate swaps that commenced in February 2018 and February 2019 are adjusted according to pre-set schedules during the terms of the swap agreements such that, based on our projections for future debt repayments, our outstanding debt under the USD TLA facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

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

3 1/8% Euro Senior Notes Due 2027

We have outstanding €600 million euro-denominated principal amount of 3 1/8% senior notes due December 15, 2027. Interest on the notes is payable in euros. We may redeem some or all of these notes at any time prior to September 15, 2027 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after September 15, 2027 at their principal amount plus any accrued and unpaid interest.

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of May 5, 2019, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of May 5, 2019, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook. In assessing our credit strength, we believe that both Standard & Poor’s and

Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments for the remainder of 2019 through 2024.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 3, 2019 for further discussion of our debt.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 3, 2019. We adopted, effective the first quarter of 2019, accounting guidance related to leases. The guidance requires that we recognize a right-of-use asset and a lease liability in the balance sheet for most leases, but retains an expense recognition model similar to the current guidance. Please see Note 22, “Recent Accounting Guidance,” and Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. We also adopted, effective the first quarter of 2019, accounting guidance related to implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred under such arrangements with the requirements for capitalizing costs incurred to develop or obtain internal-use software. Under previous accounting guidance, we generally expensed the implementation costs incurred in connection with a cloud computing arrangement that is a service contract. Please see Note 22, “Recent Accounting Guidance,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. During the first quarter of 2019, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 3, 2019, except for the items mentioned above.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 5, 2019 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 5, 2019. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. The potential for a significant decrease in short-term interest rates is low due to the currently low rates of return we are receiving on our cash and cash equivalents and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at May 5, 2019, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $500,000 annually. Borrowings under our 2019 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our 2019 facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of May 5, 2019, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, approximately 60% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our long-term debt position at May 5, 2019, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $1 million annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

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

In the thirteen weeks ended May 5, 2019, we recognized unfavorable foreign currency translation adjustments of $112 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 3% since February 3, 2019. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 33% of our $7.1 billion total goodwill and other intangible assets as of May 5, 2019. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward exchange contracts outstanding at May 5, 2019, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $100 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we designated the carrying amount of our €950 million aggregate principal amount of euro-denominated senior notes that we had issued in the United States as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $105 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes.

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

We implemented internal controls in connection with our adoption of the new lease accounting guidance in the first quarter of 2019. There have been no other changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to certain litigations which, in management’s judgment based, in part, on the opinions of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 3, 2019 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of May 5, 2019.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
February 4, 2019 -
March 3, 2019	163,616	$113.54	163,000	$239,746,247
March 4, 2019 -
April 7, 2019	242,008	115.19	216,707	965,016,713
April 8, 2019 -
May 5, 2019	254,006	129.90	138,500	947,062,090
Total	659,630	$120.45	518,207	$947,062,090

(1) Our Board of Directors authorized a $2.0 billion stock repurchase program through June 3, 2023, of which $750 million was newly authorized on March 26, 2019. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2019 principally in connection with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

3.2	By-Laws of PVH Corp., as amended through April 29, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on May 2, 2019).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

4.4
Indenture, dated as of December 21, 2017, between PVH Corp., U.S. Bank National Association, as Trustee, Elavon Financial Services DAC, UK Branch, as Paying Agent and Authenticating Agent, and Elavon Financial Services DAC, as Transfer Agent and Registrar (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 21, 2017).

+10.1
Credit and Guaranty Agreement, dated as of April 29, 2019, among PVH Corp., PVH Asia Limited, PVH B.V., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, JPMorgan Chase Bank, N.A. as Documentation Agent, Joint Lead Arranger and Joint Lead Bookrunner, Royal Bank of Canada as Documentation Agent, MUFG Securities Americas Inc. as Documentation Agent, US Bancorp as Documentation Agent, Wells Fargo Securities, LLC as Documentation Agent and RBC Capital Markets, LLC as Joint Lead Arranger and Joint Lead Bookrunner.

10.2
Third Amended and Restated Employment Agreement, dated as of May 20, 2019, between PVH Corp. and Emanuel Chirico (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 22, 2019).

10.3	Employment Agreement, effective as of June 3, 2019, between PVH Corp. and Stefan Larsson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 22, 2019).

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PVH CORP.
Registrant

Dated:	June 10, 2019	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Principal Accounting Officer)