Form 10-Q
period 2019-08-04
PVH CORP. /DE/
filed 2019-09-06
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	August 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

200 Madison Avenue,	New York,	New York	10016
(Address of principal executive offices)			(Zip Code)
(212) 381-3500
__________________________________________________________________________________________________________________________________________________________________________
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

The number of outstanding shares of common stock of the registrant as of August 30, 2019 was 74,143,808.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, and other factors; (iv) our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) quota restrictions, the imposition of safeguard controls and the imposition of duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, such as the recently imposed increased tariffs, the increased tariffs scheduled to come into effect in December 2019 and the potential for additional increases in tariffs on goods imported into the United States from China, any of which, among other things, could limit the ability to produce products in cost-effective countries or in countries that have the labor and technical expertise needed, or require that we absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vi) the availability and cost of raw materials; (vii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (viii) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (ix) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (x) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xi) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xii) significant fluctuations of the United States dollar against foreign currencies in which we transact significant levels of business; (xiii) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xiv) the impact of new and revised tax legislation and regulations; and (xv) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Income Statements for the Thirteen and Twenty-Six Weeks Ended August 4, 2019 and August 5, 2018	1

Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended August 4, 2019 and August 5, 2018	2

Consolidated Balance Sheets as of August 4, 2019, February 3, 2019 and August 5, 2018	3

Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 4, 2019 and August 5, 2018	4

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest for the Twenty-Six Weeks Ended August 4, 2019 and August 5, 2018	5

Notes to Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	52

Item 4 - Controls and Procedures	53

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	August 5,	August 4,	August 5,
	2019	2018	2019	2018
Net sales	$2,249.0	$2,223.2	$4,486.3	$4,416.7
Royalty revenue	85.8	81.5	175.2	170.9
Advertising and other revenue	29.4	29.0	59.0	60.7
Total revenue	2,364.2	2,333.7	4,720.5	4,648.3
Cost of goods sold (exclusive of depreciation and amortization)	1,075.8	1,036.7	2,136.2	2,060.3
Gross profit	1,288.4	1,297.0	2,584.3	2,588.0
Selling, general and administrative expenses	1,154.5	1,071.5	2,316.0	2,124.5
Non-service related pension and postretirement income	1.9	2.6	4.1	5.1
Debt modification and extinguishment costs	—	—	5.2	—
Other noncash gain	113.1	—	113.1	—
Equity in net income of unconsolidated affiliates	0.9	3.3	4.6	7.1
Income before interest and taxes	249.8	231.4	384.9	475.7
Interest expense	28.3	30.3	59.3	59.7
Interest income	1.3	1.2	2.4	2.2
Income before taxes	222.8	202.3	328.0	418.2
Income tax expense	29.7	37.6	53.3	74.6
Net income	193.1	164.7	274.7	343.6
Less: Net loss attributable to redeemable non-controlling interest	(0.4)	(0.5)	(0.8)	(1.0)
Net income attributable to PVH Corp.	$193.5	$165.2	$275.5	$344.6
Basic net income per common share attributable to PVH Corp.	$2.59	$2.15	$3.67	$4.47
Diluted net income per common share attributable to PVH Corp.	$2.58	$2.12	$3.65	$4.42

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	August 5,	August 4,	August 5,
	2019	2018	2019	2018

Net income	$193.1	$164.7	$274.7	$343.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(30.7)	(165.9)	(142.3)	(338.1)
Net unrealized and realized (loss) gain related to effective cash flow hedges, net of tax (benefit) expense of $(1.8), $1.6, $(1.4) and $4.3	(0.5)	40.9	12.9	91.0
Net gain on net investment hedges, net of tax expense of $1.1, $8.8, $8.3 and $20.8	3.5	26.9	25.9	63.9
Total other comprehensive loss	(27.7)	(98.1)	(103.5)	(183.2)
Comprehensive income	165.4	66.6	171.2	160.4
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.4)	(0.5)	(0.8)	(1.0)
Comprehensive income attributable to PVH Corp.	$165.8	$67.1	$172.0	$161.4

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	August 4,	February 3,	August 5,
	2019	2019	2018
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$433.5	$452.0	$431.1
Trade receivables, net of allowances for doubtful accounts of $22.2, $21.6 and $21.3	781.0	777.8	710.4
Other receivables	27.9	26.0	21.2
Inventories, net	1,862.1	1,732.4	1,731.0
Prepaid expenses	183.3	168.7	193.0
Other	110.8	81.7	79.3
Total Current Assets	3,398.6	3,238.6	3,166.0
Property, Plant and Equipment, net	973.4	984.5	881.3
Operating Lease Right-of-Use Assets	1,660.7	—	—
Goodwill	3,736.9	3,670.5	3,678.8
Tradenames	2,834.5	2,863.7	2,873.1
Other Intangibles, net	889.7	705.5	732.7
Other Assets, including deferred taxes of $27.8, $40.5 and $12.9	327.1	400.9	365.8
Total Assets	$13,820.9	$11,863.7	$11,697.7

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$930.2	$924.2	$922.6
Accrued expenses	859.0	891.6	766.7
Deferred revenue	68.9	65.3	61.0
Current portion of operating lease liabilities	345.2	—	—
Short-term borrowings	183.2	12.8	85.4
Current portion of long-term debt	41.2	—	—
Total Current Liabilities	2,427.7	1,893.9	1,835.7
Long-Term Portion of Operating Lease Liabilities	1,535.5	—	—
Long-Term Debt	2,743.0	2,819.4	2,893.5
Other Liabilities, including deferred taxes of $599.1, $565.2 and $649.3	1,243.6	1,322.4	1,402.1
Redeemable Non-Controlling Interest	(0.6)	0.2	1.0
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 85,865,984; 85,446,141 and 85,435,779 shares issued	85.9	85.4	85.4
Additional paid in capital - common stock	3,047.0	3,017.3	2,987.6
Retained earnings	4,614.0	4,350.1	3,951.1
Accumulated other comprehensive loss	(611.4)	(507.9)	(504.7)
Less: 11,414,035; 10,042,510 and 8,721,052 shares of common stock held in treasury, at cost	(1,263.8)	(1,117.1)	(954.0)
Total Stockholders’ Equity	5,871.7	5,827.8	5,565.4
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$13,820.9	$11,863.7	$11,697.7

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Twenty-Six Weeks Ended
	August 4,	August 5,
	2019	2018
OPERATING ACTIVITIES
Net income	$274.7	$343.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	154.9	166.2
Equity in net income of unconsolidated affiliates	(4.6)	(7.1)
Deferred taxes	(20.6)	(7.0)
Stock-based compensation expense	28.3	26.8
Impairment of long-lived assets	87.8	—
Debt modification and extinguishment costs	5.2	—
Other noncash gain	(113.1)	—
Changes in operating assets and liabilities:
Trade receivables, net	(4.4)	(80.2)
Other receivables	(0.6)	15.5
Inventories, net	(66.6)	(208.3)
Accounts payable, accrued expenses and deferred revenue	(1.3)	5.5
Prepaid expenses	(37.0)	(15.8)
Contingent purchase price payments to Mr. Calvin Klein	—	(15.9)
Other, net	15.2	87.6
Net cash provided by operating activities	317.9	310.9
INVESTING ACTIVITIES(1)
Acquisitions, net of cash acquired	(192.3)	(15.9)
Purchases of property, plant and equipment	(150.5)	(164.9)
Proceeds from sale of building	59.4	—
Net cash used by investing activities	(283.4)	(180.8)
FINANCING ACTIVITIES(1)
Net proceeds from short-term borrowings	119.9	65.9
Proceeds from 2019 facilities, net of related fees	1,639.8	—
Repayment of 2016 facilities	(1,649.3)	(85.0)
Net proceeds from settlement of awards under stock plans	1.9	20.4
Cash dividends	(8.5)	(8.8)
Acquisition of treasury shares	(144.7)	(162.1)
Payments of finance lease liabilities	(2.9)	(2.6)
Net cash used by financing activities	(43.8)	(172.2)
Effect of exchange rate changes on cash and cash equivalents	(9.2)	(20.7)
Decrease in cash and cash equivalents	(18.5)	(62.8)
Cash and cash equivalents at beginning of period	452.0	493.9
Cash and cash equivalents at end of period	$433.5	$431.1
(1) See Note 19 for information on Noncash Investing and Financing Transactions.

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest
Unaudited
(In millions, except share and per share data)

	Twenty-Six Weeks Ended August 5, 2018
		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 4, 2018	$2.0	$—	84,851,079	$84.9	$2,941.2	$3,625.2	$(321.5)	$(793.4)	$5,536.4
Net income attributable to PVH Corp.						179.4			179.4
Foreign currency translation adjustments							(172.2)		(172.2)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $2.7							50.1		50.1
Net gain on net investment hedges, net of tax expense of $12.0							37.0		37.0
Comprehensive income attributable to PVH Corp.									94.3
Cumulative-effect adjustment related to the adoption of accounting guidance for revenue recognition						(1.9)			(1.9)
Cumulative-effect adjustment related to the adoption of accounting guidance for income tax accounting on intercompany sales or transfers of assets other than inventory						(8.0)			(8.0)
Settlement of awards under stock plans			481,647	0.4	12.8				13.2
Stock-based compensation expense					11.6				11.6
Cash dividends ($0.075 per common share)						(5.9)			(5.9)
Acquisition of 494,898 treasury shares								(75.1)	(75.1)
Net loss attributable to redeemable non-controlling interest	(0.5)
May 6, 2018	1.5	—	85,332,726	85.3	2,965.6	3,788.8	(406.6)	(868.5)	5,564.6
Net income attributable to PVH Corp.						165.2			165.2
Foreign currency translation adjustments							(165.9)		(165.9)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.6							40.9		40.9
Net gain on net investment hedges, net of tax expense of $8.8							26.9		26.9
Comprehensive income attributable to PVH Corp.									67.1
Settlement of awards under stock plans			103,053	0.1	6.8				6.9
Stock-based compensation expense					15.2				15.2
Cash dividends ($0.0375 per common share)						(2.9)			(2.9)
Acquisition of 553,837 treasury shares								(85.5)	(85.5)
Net loss attributable to redeemable non-controlling interest	(0.5)
August 5, 2018	$1.0	$—	85,435,779	$85.4	$2,987.6	$3,951.1	$(504.7)	$(954.0)	$5,565.4

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest (continued)
Unaudited
(In millions, except share and per share data)

	Twenty-Six Weeks Ended August 4, 2019
		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 3, 2019	$0.2	$—	85,446,141	$85.4	$3,017.3	$4,350.1	$(507.9)	$(1,117.1)	$5,827.8
Net income attributable to PVH Corp.						82.0			82.0
Foreign currency translation adjustments							(111.6)		(111.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.4							13.4		13.4
Net gain on net investment hedges, net of tax expense of $7.2							22.4		22.4
Comprehensive income attributable to PVH Corp.									6.2
Cumulative-effect adjustment related to the adoption of accounting guidance for leases						(3.1)			(3.1)
Settlement of awards under stock plans			371,129	0.4	1.5				1.9
Stock-based compensation expense					13.9				13.9
Cash dividends ($0.075 per common share)						(5.7)			(5.7)
Acquisition of 659,630 treasury shares								(79.5)	(79.5)
Net loss attributable to redeemable non-controlling interest	(0.4)
May 5, 2019	(0.2)	—	85,817,270	85.8	3,032.7	4,423.3	(583.7)	(1,196.6)	5,761.5
Net income attributable to PVH Corp.						193.5			193.5
Foreign currency translation adjustments							(30.7)		(30.7)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $1.8							(0.5)		(0.5)
Net gain on net investment hedges, net of tax expense of $1.1							3.5		3.5
Comprehensive income attributable to PVH Corp.									165.8
Settlement of awards under stock plans			48,714	0.1	(0.1)				—
Stock-based compensation expense					14.4				14.4
Cash dividends ($0.0375 per common share)						(2.8)			(2.8)
Acquisition of 711,895 treasury shares								(67.2)	(67.2)
Net loss attributable to redeemable non-controlling interest	(0.4)
August 4, 2019	$(0.6)	$—	85,865,984	$85.9	$3,047.0	$4,614.0	$(611.4)	$(1,263.8)	$5,871.7

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio consisting of nationally and internationally recognized trademarks, including TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene, which are owned, and Speedo, which is licensed in perpetuity for North America and the Caribbean, as well as various other owned, licensed and, to a lesser extent, private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swimwear, swim products, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. References to the aforementioned and other brand names are to registered and common law trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

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

The results of operations for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which were normal and recurring in nature) have been made to present fairly the consolidated operating results for the unaudited periods.

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
As of August 4, 2019, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1.2 billion, of which the Company expects to recognize $129.5 million as revenue during the remainder of 2019, $235.4 million in 2020 and $792.9 million thereafter.

Deferred Revenue
Changes in deferred revenue related to customer loyalty programs, gift cards and license agreements for the twenty-six weeks ended August 4, 2019 and August 5, 2018 were as follows:

(In millions)	Twenty-Six Weeks Ended
	8/4/19	8/5/18
Deferred revenue balance at beginning of period	$65.3	$39.2
Impact of adopting the new revenue standard	—	15.6
Net additions to deferred revenue during the period	63.4	54.2
Reductions in deferred revenue for revenue recognized during the period (1)	(59.8)	(48.0)
Deferred revenue balance at end of period	$68.9	$61.0
(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period, as adjusted in 2018 for the impact of adopting the new revenue standard, and does not contemplate revenue recognized from amounts deferred during the period. These amounts include $8.4 million and $8.5 million of revenue recognized during the thirteen weeks ended August 4, 2019 and August 5, 2018, respectively.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $1.9 million, $2.3 million and $2.8 million as of August 4, 2019, February 3, 2019 and August 5, 2018, respectively.

Optional Exemptions
The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.

Please see Note 20, “Segment Data,” for information on the disaggregation of revenue by segment and distribution channel.
3. INVENTORIES

Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for substantially all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends, inventory aging and discontinued merchandise categories to determine adjustments that it estimates will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable.

4. ACQUISITIONS

TH CSAP Acquisition

The Company acquired on July 1, 2019 the Tommy Hilfiger retail business in Central and Southeast Asia from the Company’s previous licensee in these markets (the “TH CSAP acquisition”). As a result of the TH CSAP acquisition, the Company now operates directly the Tommy Hilfiger retail business in these markets.

The acquisition date fair value of the consideration paid was $74.2 million. The estimated fair value of the assets acquired consisted of $63.5 million of goodwill and $10.7 million of other assets. The goodwill of $63.5 million was assigned as of the acquisition date to the Company’s Tommy Hilfiger International segment, which is the Company’s reporting unit that is expected to benefit from the synergies of the combination. Goodwill is not expected to be deductible for tax purposes. The Company is still in the process of finalizing the valuation of the assets acquired; thus, the allocation of the acquisition consideration is subject to change.

Australia Acquisition

The Company acquired on May 31, 2019 the approximately 78% ownership interests in Gazal Corporation Limited (“Gazal”) that it did not already own (the “Australia acquisition”). Prior to the Australia acquisition, the Company and Gazal jointly owned and managed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), with each owning a 50% interest.

PVH Australia licensed and operated businesses under the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, along with other licensed and owned brands. PVH Australia came under the Company’s full control as a result of the acquisition. The Company now operates directly the Tommy Hilfiger, Calvin Klein and Van Heusen businesses in this region.

Prior to May 31, 2019, the Company accounted for its approximately 22% interest in Gazal and its 50% interest in PVH Australia under the equity method of accounting. Following the completion of the Australia acquisition, the results of Gazal and PVH Australia have been consolidated in the Company’s consolidated financial statements.

Gain on Previously Held Equity Investments

The carrying values of the Company’s approximately 22% interest in Gazal and 50% interest in PVH Australia prior to the acquisition were $16.5 million and $41.9 million, respectively. In connection with the acquisition, these investments were remeasured to fair values of $40.1 million and $131.4 million, respectively, resulting in the recognition of an aggregate noncash gain of $113.1 million during the second quarter of 2019, which was included in other noncash gain in the Company’s Consolidated Income Statements.

The fair value of the Company’s investment in Gazal was determined using the trading price of Gazal’s common stock, which was listed on the Australian Securities Exchange, on the date of the acquisition. The Company classified this as a Level 1 fair value measurement due to the use of an unadjusted quoted price in an active market. The fair value of Gazal included the fair value of Gazal’s 50% interest in PVH Australia. As such, the Company derived the fair value of its investment in PVH Australia from the fair value of Gazal by adjusting for (i) Gazal’s non-operating assets and net debt position and (ii) the estimated future operating cash flows of Gazal’s standalone operations, which were discounted at a rate of 12.5% to account for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs.

Mandatorily Redeemable Non-Controlling Interest

Pursuant to the terms of the acquisition agreement, key members of Gazal and PVH Australia management exchanged a portion of their interests in Gazal for approximately 6% of the outstanding shares in the previously wholly owned subsidiary of the Company that acquired 100% of the ownership interests in the Australia business. The Company is obligated to purchase this 6% interest within two years of the acquisition closing in two tranches as follows: tranche 1- 50% of the shares one year after the closing, but up to half of this tranche may be deferred at the holders’ option to tranche 2; and tranche 2- all remaining shares two years after the closing. The purchase price for the tranche 1 and tranche 2 shares is based on a multiple of the subsidiary’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) less net debt as of the end of the measurement year, and the multiple varies depending on the level of EBITDA compared to a target.

The Company recognized a liability of $26.2 million for the fair value of the 6% interest on the date of the acquisition, which is being accounted for as a mandatorily redeemable non-controlling interest. The fair value of the liability was determined using a Monte Carlo simulation model, which utilizes inputs, including the volatility of financial results, in order to model the probability of different outcomes. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs. In subsequent periods, the liability for the mandatorily redeemable non-controlling interest is adjusted each reporting period to its redemption value based on conditions that exist as of each subsequent balance sheet date. The Company reflects any adjustment in the redemption value in interest expense in the Company’s Consolidated Income Statement. The liability for the mandatorily redeemable non-controlling interest was $25.7 million based on exchange rates in effect on August 4, 2019, of which $12.4 million is included in accrued expenses and $13.3 million is included in other liabilities in the Company’s Consolidated Balance Sheet.

Fair Value of the Acquisition

The acquisition date fair value of the business acquired was $324.6 million, consisting of:

(In millions)
Cash consideration	$124.7
Fair value of the Company’s investment in PVH Australia	131.4
Fair value of the Company’s investment in Gazal	40.1
Fair value of mandatorily redeemable non-controlling interest	26.2
Elimination of pre-acquisition receivable owed to the Company	2.2
Total acquisition date fair value of the business acquired	$324.6

Allocation of the Acquisition Date Fair Value

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Cash and cash equivalents	$6.6
Trade receivables	15.1
Inventories	88.2
Prepaid expenses	1.3
Other current assets	3.5
Assets held for sale	58.8
Property, plant and equipment	18.4
Goodwill	68.6
Intangible assets	222.2
Operating lease right-of-use assets	53.2
Total assets acquired	535.9
Accounts payable	14.4
Accrued expenses	23.5
Short-term borrowings	50.5
Current portion of operating lease liabilities	10.4
Long-term portion of operating lease liabilities	41.2
Deferred tax liability	69.6
Other liabilities	1.7
Total liabilities assumed	211.3
Total acquisition date fair value of the business acquired	$324.6

Prior to the closing of the Australia acquisition, Gazal had entered into an agreement to sell an office building and warehouse to a third party and, as such, the building was classified as held for sale on the acquisition date. The building was subsequently sold to a third party and leased back to the Company in June 2019. Please see Note 16, “Leases,” for further discussion of this sale-leaseback transaction.

The goodwill of $68.6 million was assigned as of the acquisition date to the Company’s Tommy Hilfiger International and Calvin Klein International segments in the amounts of $58.5 million and $10.1 million, respectively, which include the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill will not be deductible for tax purposes. The other intangible assets of $222.2 million consisted of reacquired license rights of $204.9 million, which are indefinite lived, and order backlog of $0.3 million and customer relationships of $17.0 million, which are subject to amortization on a straight-line basis over 0.5 years and 10.0 years, respectively. The Company is still in the process of finalizing the valuation of the assets and liabilities assumed; thus, the allocation of the acquisition date fair value is subject to change.

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

The shareholders agreement governing PVH Ethiopia (the “Shareholders Agreement”) contains a put option under which Arvind can require the Company to purchase all of its shares in the joint venture during various future periods as specified in the Shareholders Agreement. The first such period immediately precedes the ninth anniversary of PVH Ethiopia’s date of incorporation. The Shareholders Agreement also contains call options under which the Company can require Arvind to sell to the Company (i) all or a portion of its shares during various future periods as specified in the Shareholders Agreement; (ii) all of its shares in the event of a change of control of Arvind; or (iii) all of its shares in the event that Arvind ceases to hold at least 10% of the outstanding shares. The Company’s first call option referred to in clause (i) immediately follows the fifth anniversary of the date of incorporation of PVH Ethiopia. The put and call prices are the fair market value of the shares on the redemption date based upon a multiple of PVH Ethiopia’s EBITDA for the prior 12 months, less PVH Ethiopia’s net debt.

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of PVH Ethiopia was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI as of August 4, 2019 was $(0.6) million, which is greater than the redemption amount. The carrying amount decreased from $0.2 million as of February 3, 2019 as a result of a net loss attributable to the RNCI for the twenty-six weeks ended August 4, 2019 of $0.8 million. The carrying amount of the RNCI as of August 5, 2018 was $1.0 million.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $146.6 million, $207.1 million and $201.3 million as of August 4, 2019, February 3, 2019 and August 5, 2018, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $10.0 million and $3.6 million from these investments during the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively.

Prior to May 31, 2019, the Company held an approximately 22% ownership interest in Gazal and a 50% ownership interest in PVH Australia. These investments were accounted for under the equity method of accounting until the closing of the Australia acquisition on May 31, 2019, on which date the Company derecognized its equity investments in Gazal and PVH Australia and began to consolidate the operations of Gazal and PVH Australia into its financial statements. Please see Note 4, “Acquisitions,” for further discussion.

7. GOODWILL

The changes in the carrying amount of goodwill for the twenty-six weeks ended August 4, 2019, by segment (please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 3, 2019
Goodwill, gross	$780.3	$909.5	$204.4	$1,529.8	$246.5	$11.9	$3,682.4
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.3	909.5	204.4	1,529.8	246.5	—	3,670.5
Australia acquisition	—	10.1	—	58.5	—	—	68.6
TH CSAP acquisition	—	—	—	63.5	—	—	63.5
Currency translation	0.1	(19.2)	—	(46.6)	—	—	(65.7)
Balance as of August 4, 2019
Goodwill, gross	780.4	900.4	204.4	1,605.2	246.5	11.9	3,748.8
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$780.4	$900.4	$204.4	$1,605.2	$246.5	$—	$3,736.9

The goodwill acquired in the Australia and TH CSAP acquisitions was assigned as of the respective acquisition dates to the Company’s reporting units that are expected to benefit from the synergies of the combinations.

8. RETIREMENT AND BENEFIT PLANS

The Company, as of August 4, 2019, has five noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five plans as its “Pension Plans.”

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

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/4/19	8/5/18	8/4/19	8/5/18

Service cost	$8.5	$8.6	$16.7	$16.9
Interest cost	7.1	6.5	14.0	13.0
Expected return on plan assets	(10.1)	(10.1)	(20.2)	(20.1)
Total	$5.5	$5.0	$10.5	$9.8

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/4/19	8/5/18	8/4/19	8/5/18

Service cost	$1.4	$1.6	$2.9	$2.9
Interest cost	1.1	1.0	2.1	2.0
Total	$2.5	$2.6	$5.0	$4.9

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018.

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

9. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under its senior unsecured credit facilities, as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. The Company had $115.0 million outstanding under these facilities as of August 4, 2019. The weighted average interest rate on funds borrowed as of August 4, 2019 was 3.61%. The maximum amount of revolving borrowings outstanding under these facilities during the twenty-six weeks ended August 4, 2019 was $378.4 million.

Additionally, the Company has the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities, which now include a facility in Australia as a result of the Australia acquisition, provided for borrowings of up to $133.8 million based on exchange rates in effect on August 4, 2019 and are utilized primarily to fund working capital needs. The Company had $68.2 million outstanding under these facilities as of August 4, 2019, inclusive of borrowings under the facility in Australia. The weighted average interest rate on funds borrowed as of August 4, 2019 was 2.19%. The maximum amount of borrowings outstanding under these facilities during the twenty-six weeks ended August 4, 2019 was $99.5 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	8/4/19	2/3/19	8/5/18

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$1,642.0	$—	$—
Senior secured Term Loan A facility due 2021	—	1,643.8	1,707.9
7 3/4% debentures due 2023	99.6	99.6	99.6
3 5/8% senior unsecured euro notes due 2024 (2)	384.3	396.5	400.1
3 1/8% senior unsecured euro notes due 2027 (2)	658.3	679.5	685.9
Total	2,784.2	2,819.4	2,893.5
Less: Current portion of long-term debt	41.2	—	—
Long-term debt	$2,743.0	$2,819.4	$2,893.5

(1) The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was $1,093.2 million and €500.0 million, respectively, as of August 4, 2019.

(2) The carrying amount of the Company’s euro-denominated Term Loan A facility and senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of August 4, 2019, February 3, 2019 and August 5, 2018.

As of August 4, 2019, the Company’s mandatory long-term debt repayments for the remainder of 2019 through 2024 were as follows:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2019	$20.6
2020	41.2
2021	61.8
2022	103.0
2023	223.6
2024	1,686.9
(1) A portion of the Company’s mandatory long-term debt repayments are denominated in euro and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2019 through 2024 exceed the total carrying amount of the Company’s Term Loan A facilities, 7 3/4% debentures due 2023 and 3 5/8% euro senior notes due 2024 as of August 4, 2019 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of August 4, 2019, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section entitled “2019 Senior Unsecured Credit Facilities,” which were in effect as of such date, approximately 60% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The 2019 facilities consist of a $1,093.2 million United States dollar-denominated Term Loan A facility (the “USD TLA facility”), a €500.0 million euro-denominated Term Loan A facility (the “Euro TLA facility” and together with the USD TLA facility, the “TLA facilities”) and senior unsecured revolving credit facilities consisting of (i) a $675.0 million United States dollar-denominated revolving credit facility, (ii) a CAD $70.0 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200.0 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen, Swiss francs, Australian dollars and other agreed foreign currencies and (iv) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities are due on April 29, 2024. In connection with the refinancing of the senior credit facilities, the Company paid debt issuance costs of $10.4 million (of which $3.5 million was expensed as debt modification costs and $6.9 million is being amortized over the term of the debt agreement) and recorded debt extinguishment costs of $1.7 million to write off previously capitalized debt issuance costs.

Each of the senior unsecured revolving facilities, except for the $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars, also include amounts available for letters of credit and have a portion available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more senior unsecured term loan facilities or increase the commitments under the senior unsecured revolving credit facilities by an aggregate amount not to exceed $1,500.0 million. The lenders under the 2019 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The Company had loans outstanding of $1,642.0 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, $115.0 million of borrowings outstanding under the senior unsecured revolving credit facilities and $20.4 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of August 4, 2019.

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

The Company made no repayments on its term loans under the 2019 facilities and 2016 facilities during the twenty-six weeks ended August 4, 2019, other than the repayment of the 2016 facilities in connection with the refinancing of the senior credit facilities. The Company made payments of $85.0 million during the twenty-six weeks ended August 5, 2018 on its term loans under the 2016 facilities.

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

Borrowings available in Hong Kong dollars under the 2019 facilities bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

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

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the twenty-six weeks ended August 4, 2019 and/or August 5, 2018:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of August 4, 2019	Fixed Rate	Expiration Date
June 2019	February 2020	$50.0	$—	1.409%	February 2022
June 2019	June 2019	50.0	50.0	1.719%	July 2021
January 2019	February 2020	50.0	—	2.4187%	February 2021
November 2018	February 2019	139.2	139.1	2.8645%	February 2021
October 2018	February 2019	115.7	178.3	2.9975%	February 2021
June 2018	August 2018	50.0	50.0	2.6825%	February 2021
June 2017	February 2018	306.5	119.0	1.566%	February 2020
July 2014	February 2016	682.6	—	1.924%	February 2018

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

As of August 4, 2019, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 3, 2019 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended August 4, 2019 and August 5, 2018 were 13.3% and 18.6%, respectively. The effective income tax rates for the twenty-six weeks ended August 4, 2019 and August 5, 2018 were 16.3% and 17.8%, respectively.
The effective income tax rates for the thirteen and twenty-six weeks ended August 4, 2019 were lower than the United States statutory income tax rate primarily due to (i) the favorable impact of a tax exemption on the noncash gain recorded to write up the Company’s equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition, which resulted in a benefit to the Company’s effective income tax rates for the thirteen and twenty-six weeks ended August 4, 2019 of 13.7% and 8.5%, respectively, partially offset by (ii) the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) imposed by the United States Tax Cuts and Jobs Act of 2017, which more than offset the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns.
The effective income tax rates for the thirteen and twenty-six weeks ended August 5, 2018 were lower than the United States statutory income tax rate, primarily due to the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns.
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

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively, “cash flow hedges”). The changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). No amounts were excluded from effectiveness testing.

Net Investment Hedges

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company designated the carrying amounts of its €600.0 million euro-denominated principal amount of 3 1/8% senior notes due 2027 and €350.0 million euro-denominated principal amount of 3 5/8% senior notes due 2024 (collectively, “foreign currency borrowings”), that it had issued in the United States, as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 9, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,187.0 million and $1,042.6 million, respectively, as of August 4, 2019, $1,098.3 million and $1,076.0 million, respectively, as of February 3, 2019 and $1,133.3 million and $1,086.0 million, respectively, as of August 5, 2018. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets						Liabilities
	8/4/19		2/3/19		8/5/18		8/4/19		2/3/19		8/5/18
	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$36.0	$0.7	$24.0	$0.7	$24.7	$2.0	$1.6	$0.1	$3.5	$0.7	$2.1	$0.1
Interest rate swap agreements	0.3	—	1.4	—	1.8	0.9	4.1	2.9	1.2	1.6	0.1	—
Total contracts designated as cash flow hedges	36.3	0.7	25.4	0.7	26.5	2.9	5.7	3.0	4.7	2.3	2.2	0.1
Undesignated contracts:
Foreign currency forward exchange contracts	3.8	—	0.1	—	0.8	—	2.2	—	2.0	—	1.2	—
Total	$40.1	$0.7	$25.5	$0.7	$27.3	$2.9	$7.9	$3.0	$6.7	$2.3	$3.4	$0.1

The notional amount outstanding of foreign currency forward exchange contracts was $1,296.8 million at August 4, 2019. Such contracts expire principally between August 2019 and November 2020.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)
Thirteen Weeks Ended	8/4/19	8/5/18
Foreign currency forward exchange contracts (inventory purchases)	$12.4	$37.0
Interest rate swap agreements	(4.0)	0.2
Foreign currency borrowings (net investment hedges)	4.6	35.7
Total	$13.0	$72.9

Twenty-Six Weeks Ended	8/4/19	8/5/18
Foreign currency forward exchange contracts (inventory purchases)	$42.5	$66.4
Interest rate swap agreements	(5.1)	0.7
Foreign currency borrowings (net investment hedges)	34.2	84.7
Total	$71.6	$151.8

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Income Statement Location, and Total Amount of Consolidated Income Statement Line Item
(In millions)	Amount Reclassified		Location	Total Income Statement Amount
Thirteen Weeks Ended	8/4/19	8/5/18		8/4/19	8/5/18
Foreign currency forward exchange contracts (inventory purchases)	$10.7	$(5.7)	Cost of goods sold	$1,075.8	$1,036.7
Interest rate swap agreements	0.0	0.4	Interest expense	28.3	30.3
Total	$10.7	$(5.3)

Twenty-Six Weeks Ended	8/4/19	8/5/18		8/4/19	8/5/18
Foreign currency forward exchange contracts (inventory purchases)	$25.7	$(28.6)	Cost of goods sold	$2,136.2	$2,060.3
Interest rate swap agreements	0.2	0.4	Interest expense	59.3	59.7
Total	$25.9	$(28.2)

A net gain in AOCL on foreign currency forward exchange contracts at August 4, 2019 of $47.2 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate swap agreements at August 4, 2019 of $3.8 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Income Statements:

(In millions)	Gain Recognized in Income
Thirteen Weeks Ended	8/4/19	8/5/18
Foreign currency forward exchange contracts	$0.8	$0.5

Twenty-Six Weeks Ended	8/4/19	8/5/18
Foreign currency forward exchange contracts	$0.7	$0.0

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of August 4, 2019.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	8/4/19				2/3/19				8/5/18
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$40.5	N/A	$40.5	N/A	$24.8	N/A	$24.8	N/A	$27.5	N/A	$27.5
Interest rate swap agreements	N/A	0.3	N/A	0.3	N/A	1.4	N/A	1.4	N/A	2.7	N/A	2.7
Total Assets	N/A	$40.8	N/A	$40.8	N/A	$26.2	N/A	$26.2	N/A	$30.2	N/A	$30.2

Liabilities:
Foreign currency forward exchange contracts	N/A	$3.9	N/A	$3.9	N/A	$6.2	N/A	$6.2	N/A	$3.4	N/A	$3.4
Interest rate swap agreements	N/A	7.0	N/A	7.0	N/A	2.8	N/A	2.8	N/A	0.1	N/A	0.1
Total Liabilities	N/A	$10.9	N/A	$10.9	N/A	$9.0	N/A	$9.0	N/A	$3.5	N/A	$3.5

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

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis (consisting of operating lease right-of-use assets and property, plant and equipment) during the twenty-six weeks ended August 4, 2019, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$16.8	$16.8	$77.0
Property, plant and equipment, net	N/A	N/A	—	—	10.8

Operating lease right-of-use assets with a carrying amount of $93.8 million were written down to a fair value of $16.8 million during the twenty-six weeks ended August 4, 2019 as a result of the closure during the first quarter of 2019 of the Company’s TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) and the closure during the first quarter of 2019 of the Company’s CALVIN KLEIN flagship store on Madison Avenue in New York, New York in connection with the Calvin Klein restructuring (as defined in Note 17, “Exit Activity Costs”). Please see Note 17 for further discussion of the Calvin Klein restructuring costs. Fair value of the operating lease right-of-use assets was determined based on the discounted cash flows of estimated sublease income using market participant assumptions.

Property, plant and equipment with a carrying amount of $10.8 million was written down to a fair value of zero during the twenty-six weeks ended August 4, 2019 in connection with the TH U.S. store closures, the closure of the Company’s CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), and the financial performance in certain of the Company’s retail stores, including certain CALVIN KLEIN stores affected by the realignment of the Calvin Klein creative direction globally. Please see Note 17, “Exit Activity Costs,” for further discussion of the Calvin Klein restructuring costs. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

The $87.8 million of impairment charges was included in SG&A expenses, of which $49.6 million was recorded in the Tommy Hilfiger North America segment, $32.6 million was recorded in the Calvin Klein North America segment and $5.6 million was recorded in the Calvin Klein International segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	8/4/19		2/3/19		8/5/18
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$433.5	$433.5	$452.0	$452.0	$431.1	$431.1
Short-term borrowings	183.2	183.2	12.8	12.8	85.4	85.4
Long-term debt (including portion classified as current)	2,784.2	2,949.6	2,819.4	2,853.7	2,893.5	2,955.4

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

Through August 4, 2019, the Company has granted under the 2006 Plan (i) service-based stock options, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. All restricted stock granted by the Company was fully vested at the end of 2015.

According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares.

Net income for the twenty-six weeks ended August 4, 2019 and August 5, 2018 included $28.3 million and $26.8 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $3.4 million and $5.3 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based plan awards. The actual income tax benefits realized from these transactions during the twenty-six weeks ended August 4, 2019 and August 5, 2018 were $8.5 million and $13.1 million, respectively. The tax benefits realized included discrete net excess tax benefits of $1.1 million and $4.9 million recognized in the Company’s provision for income taxes during the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the twenty-six weeks ended August 4, 2019 and August 5, 2018 and the resulting weighted average grant date fair value per stock option:

	8/4/19	8/5/18
Weighted average risk-free interest rate	2.15%	2.78%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	29.88%	26.92%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$37.14	$51.66

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

Stock option activity for the twenty-six weeks ended August 4, 2019 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 3, 2019	791	$107.81
Granted	169	111.92
Exercised	24	78.96
Cancelled	17	123.32
Outstanding at August 4, 2019	919	$109.03
Exercisable at August 4, 2019	605	$105.88

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

RSU activity for the twenty-six weeks ended August 4, 2019 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 3, 2019	847	$122.97
Granted	595	110.67
Vested	336	116.10
Cancelled	49	125.87
Non-vested at August 4, 2019	1,057	$118.09

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

The following summarizes the assumptions used to estimate the fair value of PSUs granted during the twenty-six weeks ended August 4, 2019 and August 5, 2018 and the resulting weighted average grant date fair value per PSU:

	8/4/19	8/5/18
Risk-free interest rate	2.13%	2.62%
Expected Company volatility	30.25%	29.78%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$119.46	$159.53

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 6.20% in 2019 and 7.09% in 2018 for the restriction of liquidity, which was calculated using the Chaffe model.

PSU activity for the twenty-six weeks ended August 4, 2019 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 3, 2019	194	$106.76
Granted at target	72	119.46
Reduction due to market condition achieved below target	10	87.16
Vested	67	87.16
Cancelled	8	117.27
Non-vested at August 4, 2019	181	$119.63

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the twenty-six weeks ended August 4, 2019 and August 5, 2018:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain on effective cash flow hedges	Total
Balance, February 3, 2019	$(537.6)		$29.7	$(507.9)
Other comprehensive (loss) income before reclassifications	(116.4)	(1)(2)	37.3	(79.1)
Less: Amounts reclassified from AOCL	—		24.4	24.4
Other comprehensive (loss) income	(116.4)		12.9	(103.5)
Balance, August 4, 2019	$(654.0)		$42.6	$(611.4)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, February 4, 2018	$(249.4)		$(72.1)	$(321.5)
Other comprehensive (loss) income before reclassifications	(274.2)	(1)(2)	63.9	(210.3)
Less: Amounts reclassified from AOCL	—		(27.1)	(27.1)
Other comprehensive (loss) income	(274.2)		91.0	(183.2)
Balance, August 5, 2018	$(523.6)		$18.9	$(504.7)

(1) Foreign currency translation adjustments included a net gain on net investment hedges of $25.9 million and $63.9 million during the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

The following table presents reclassifications out of AOCL to earnings for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/4/19	8/5/18	8/4/19	8/5/18
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$10.7	$(5.7)	$25.7	$(28.6)	Cost of goods sold
Interest rate swap agreements	0.0	0.4	0.2	0.4	Interest expense
Less: Tax effect	0.6	(0.3)	1.5	(1.1)	Income tax expense
Total, net of tax	$10.1	$(5.0)	$24.4	$(27.1)

15. STOCKHOLDERS’ EQUITY

The Company’s Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

During the twenty-six weeks ended August 4, 2019 and August 5, 2018, the Company purchased 1.2 million shares and 0.9 million shares, respectively, of its common stock under the program in open market transactions for $126.9 million and $137.5 million, respectively. As of August 4, 2019, the repurchased shares were held as treasury stock and $881.4 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

16. LEASES

The Company leases approximately 1,825 Company-operated freestanding retail store locations across more than 35 countries, generally with initial lease terms of three to ten years. The Company also leases warehouses, distribution centers, showrooms, office space and a factory in Ethiopia, generally with initial lease terms of ten to 20 years, as well as certain equipment and other assets, generally with initial lease terms of one to five years.

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

In conjunction with the Australia acquisition, the Company acquired an office building and warehouse owned by Gazal. Prior to the acquisition, Gazal had entered into an agreement with a third party to sell the building and as such, the building was classified as held for sale and recorded at its fair value less estimated costs to sell on the acquisition date. Please see Note 4, “Acquisitions,” for further discussion. In June 2019, the Company completed the sale of the office building and warehouse for $59.4 million, incurring costs of $1.0 million, and leased back the building without an option to repurchase. No gain or loss was recognized on the transaction. The lease was classified as an operating lease with an initial lease term of five years and includes three options to renew for a period of five years each. Exercise of these renewal options is not reasonably certain and as a result, the Company recognized an operating lease right-of-use asset and operating lease liability based on the initial term of the lease.

The components of the net lease cost for the thirteen and twenty-six weeks ended August 4, 2019 were as follows:

		Thirteen Weeks Ended	Twenty-Six Weeks Ended
(In millions)	Line Item in the Company’s Consolidated Income Statement	8/4/19	8/4/19
Finance lease cost:
Amortization of right-of-use-assets	SG&A expenses (depreciation and amortization)	$1.4	$2.7
Interest on lease liabilities	Interest expense	0.2	0.3
Total finance lease cost		1.6	3.0
Operating lease cost	SG&A expenses	115.4	228.3
Short-term lease cost	SG&A expenses	5.3	8.8
Variable lease cost	SG&A expenses	36.6	66.9
Less: sublease income	SG&A expenses	(0.0)	(0.1)
Total net lease cost		$158.9	$306.9

Supplemental balance sheet information related to leases as of August 4, 2019 was as follows:

(In millions)	Line Item in the Company’s Consolidated Balance Sheet	8/4/19
Right-of-use assets:
Operating lease	Operating lease right-of-use assets	$1,660.7
Finance lease	Property, plant and equipment, net	14.2
		$1,674.9
Current lease liabilities:
Operating lease	Current portion of operating lease liabilities	$345.2
Finance lease	Accrued expenses	4.7
		$349.9
Other lease liabilities:
Operating lease	Long-term portion of operating lease liabilities	$1,535.5
Finance lease	Other liabilities	10.6
		$1,546.1

Supplemental cash flow information related to leases for the twenty-six weeks ended August 4, 2019 was as follows:

Twenty-Six Weeks Ended
(In millions)	8/4/19
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$234.5
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	2.9
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	244.1
Right-of-use assets obtained in exchange for new finance lease liabilities	1.4

The following summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet as of August 4, 2019:

8/4/19
Weighted average remaining lease term (years):
Operating leases	7.05
Finance leases	4.44
Weighted average discount rate:
Operating leases	4.43%
Finance leases	3.27%

At August 4, 2019, the maturities of the Company’s lease liabilities were as follows:

(In millions)	Finance Leases	Operating Leases	Total
Remainder of 2019	$2.7	$198.9	$201.6
2020	4.8	421.1	425.9
2021	4.1	358.9	363.0
2022	2.1	289.6	291.7
2023	0.6	219.8	220.4
Thereafter	2.6	732.4	735.0
Total lease payments	$16.9	$2,220.7	$2,237.6
Less: Interest	(1.6)	(340.0)	(341.6)
Total lease liabilities	$15.3	$1,880.7	$1,896.0

The Company’s future lease payment obligations related to leases that were entered into, but did not commence as of August 4, 2019, were immaterial.

17. EXIT ACTIVITY COSTS

Calvin Klein Restructuring Costs

The Company announced on January 10, 2019 a restructuring in connection with strategic changes for its Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes included (i) the closure of the CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), (ii) the closure of the flagship store on Madison Avenue in New York, New York, (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. In connection with the Calvin Klein restructuring, the Company recorded pre-tax costs during 2018 and the thirteen and twenty-six weeks ended August 4, 2019 and expects to incur total costs as follows:

(In millions)	Total Costs Expected to be Incurred	Costs Incurred During the Thirteen Weeks Ended 8/4/19	Costs Incurred During the Twenty-Six Weeks Ended 8/4/19	Cumulative Costs Incurred To Date
Severance, termination benefits and other employee costs	$52.5	$5.7	$24.4	$51.7
Long-lived asset impairments (1)	45.1	3.1	38.2	45.1
Contract termination and other costs	31.4	9.1	23.9	28.2
Inventory markdowns	17.0	11.2	12.9	15.1
Total	$146.0	$29.1	$99.4	$140.1
(1) Includes the impact of the closure of the flagship store on Madison Avenue in New York, New York in the first quarter of 2019.

Of the charges for severance, termination benefits and other employee costs, long-lived asset impairments and contract termination and other costs incurred during the twenty-six weeks ended August 4, 2019, $58.6 million relate to SG&A expenses of the Calvin Klein North America segment and $27.9 million relate to SG&A expenses of the Calvin Klein International segment. Of the charges for inventory markdowns incurred during the twenty-six weeks ended August 4, 2019, $6.5 million relate to cost of goods sold of the Calvin Klein North America segment and $6.4 million relate to cost of goods sold of the Calvin Klein International segment. Of the $140.1 million cumulative costs incurred to date in connection with the restructuring activities, $84.0 million related to the Calvin Klein North America segment and $56.1 million related to the Calvin Klein International segment. The Company expects to incur total costs of approximately $146 million through the end of 2019 in connection with the restructuring activities, of which approximately $86 million is estimated to relate to the Calvin Klein North America segment and approximately $60 million is estimated to relate to the Calvin Klein International segment. Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 12, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during the twenty-six weeks ended August 4, 2019.

The liabilities at August 4, 2019 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/3/19	Costs Incurred During the Twenty-Six Weeks Ended 8/4/19	Costs Paid During the Twenty-Six Weeks Ended 8/4/19	Liability at 8/4/19
Severance, termination benefits and other employee costs	$25.8	$24.4	$34.8	$15.4
Contract termination and other costs	2.3	23.9	19.8	6.4
Total	$28.1	$48.3	$54.6	$21.8

18. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions, except per share data)	8/4/19	8/5/18	8/4/19	8/5/18

Net income attributable to PVH Corp.	$193.5	$165.2	$275.5	$344.6

Weighted average common shares outstanding for basic net income per common share	74.8	77.0	75.0	77.0
Weighted average impact of dilutive securities	0.3	0.9	0.5	1.0
Total shares for diluted net income per common share	75.1	77.9	75.5	78.0

Basic net income per common share attributable to PVH Corp.	$2.59	$2.15	$3.67	$4.47

Diluted net income per common share attributable to PVH Corp.	$2.58	$2.12	$3.65	$4.42

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/4/19	8/5/18	8/4/19	8/5/18

Weighted average potentially dilutive securities	1.3	0.3	0.9	0.2

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of August 4, 2019 and August 5, 2018 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.4 million and 0.1 million as of August 4, 2019 and August 5, 2018, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

19. NONCASH INVESTING AND FINANCING TRANSACTIONS

The Company completed the Australia acquisition during the twenty-six weeks ended August 4, 2019. Omitted from the Company’s Consolidated Statement of Cash Flows for the twenty-six weeks ended August 4, 2019 was the following noncash acquisition consideration: (i) the issuance to key members of Gazal and PVH Australia management of approximately 6% of the outstanding shares in the subsidiary of the Company that holds 100% of the ownership interests in the Australia business, for which the Company recognized a $26.2 million liability upon the acquisition closing, and (ii) the elimination of a $2.2 million pre-acquisition receivable owed to the Company by PVH Australia. In connection with the acquisition, the Company also remeasured its previously held equity investments in Gazal and PVH Australia to fair value, resulting in noncash increases of $23.6 million and $89.5 million, respectively, to these equity investments balances. Please see Note 4, “Acquisitions,” for further discussion.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the twenty-six weeks ended August 4, 2019 was $2.0 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of August 4, 2019.

The Company recorded a loss of $1.7 million during the twenty-six weeks ended August 4, 2019 to write-off previously capitalized debt issuance costs in connection with the refinancing of its senior credit facilities.

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

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statement of Cash Flows for the twenty-six weeks ended August 5, 2018 were $1.2 million of assets acquired through finance leases. Please see Note 16, “Leases,” for supplemental noncash transactions information related to finance leases during the twenty-six weeks ended August 4, 2019.

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

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe, Asia and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores and concession locations in Europe, Asia (including the TH CSAP acquisition) and, since May 31, 2019, Australia, and international digital commerce sites, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated Tommy Hilfiger foreign affiliates in Brazil and India. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Tommy Hilfiger business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 4, “Acquisitions,” for further discussion.

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

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale principally in Europe, Asia, Brazil and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia, Brazil and, since May 31, 2019, Australia, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its unconsolidated Calvin Klein foreign affiliate in India. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Calvin Klein business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 4, “Acquisitions,” for further discussion.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, and mass market, off-price and independent retailers, as well as digital commerce sites operated by select wholesale partners and pure play digital commerce retailers in North America of (i) men’s dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD and ARROW; (iii) men’s, women’s and children’s swimwear, pool and deck footwear, and swim-related products and accessories under the Speedo trademark; and (iv) women’s intimate apparel under the Warner’s, Olga, and True&Co. brands. Additionally, this segment derives revenue from Company-operated digital commerce sites in the United States through SpeedoUSA.com, TrueAndCo.com, VanHeusen.com, IZOD.com and styleBureau.com. In addition, since May 31, 2019, this segment also derives revenue from the Heritage Brands business in Australia. As well, this segment includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Heritage Brands business. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Heritage Brands business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 4, “Acquisitions,” for further discussion.

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

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/4/19	(1)	8/5/18	(1)	8/4/19	(1)	8/5/18	(1)
Revenue – Tommy Hilfiger North America
Net sales	$390.1		$417.8		$737.9		$756.7
Royalty revenue	18.1		14.5		36.8		32.9
Advertising and other revenue	4.8		4.3		10.1		8.2
Total	413.0		436.6		784.8		797.8

Revenue – Tommy Hilfiger International
Net sales	679.0		572.3		1,341.7		1,209.5
Royalty revenue	12.4		13.0		25.6		25.0
Advertising and other revenue	5.8		6.7		10.2		12.1
Total	697.2		592.0		1,377.5		1,246.6

Revenue – Calvin Klein North America
Net sales	366.1		425.0		744.5		792.3
Royalty revenue	31.5		32.0		64.9		66.0
Advertising and other revenue	11.2		10.5		23.4		23.7
Total	408.8		467.5		832.8		882.0

Revenue – Calvin Klein International
Net sales	440.4		435.3		881.5		884.1
Royalty revenue	17.9		16.0		35.8		34.5
Advertising and other revenue	6.2		6.3		12.8		14.5
Total	464.5		457.6		930.1		933.1

Revenue – Heritage Brands Wholesale
Net sales	304.4		302.0		654.7		642.8
Royalty revenue	5.0		5.0		10.1		10.4
Advertising and other revenue	1.2		1.1		2.2		2.0
Total	310.6		308.1		667.0		655.2

Revenue – Heritage Brands Retail
Net sales	69.0		70.8		126.0		131.3
Royalty revenue	0.9		1.0		2.0		2.1
Advertising and other revenue	0.2		0.1		0.3		0.2
Total	70.1		71.9		128.3		133.6

Total Revenue
Net sales	2,249.0		2,223.2		4,486.3		4,416.7
Royalty revenue	85.8		81.5		175.2		170.9
Advertising and other revenue	29.4		29.0		59.0		60.7
Total	$2,364.2		$2,333.7		$4,720.5		$4,648.3

(1)	Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/4/19	8/5/18	8/4/19	8/5/18
Wholesale net sales	$1,137.8	$1,130.5	$2,498.5	$2,414.6
Retail net sales	1,111.2	1,092.7	1,987.8	2,002.1
Net sales	2,249.0	2,223.2	4,486.3	4,416.7

Royalty revenue	85.8	81.5	175.2	170.9
Advertising and other revenue	29.4	29.0	59.0	60.7
Total	$2,364.2	$2,333.7	$4,720.5	$4,648.3

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/4/19	(1)	8/5/18	(1)	8/4/19	(1)	8/5/18	(1)
Income before interest and taxes – Tommy Hilfiger North America	$48.3	(3)	$74.2		$33.6	(3)(8)	$115.0

Income before interest and taxes – Tommy Hilfiger International	99.8	(4)	59.8	(10)	206.6	(4)	151.0	(10)

Income before interest and taxes – Calvin Klein North America	11.3	(3)(6)	59.8		12.7	(3)(7)	103.3

Income before interest and taxes – Calvin Klein International	6.6	(3)(4)(6)	45.2		53.5	(3)(4)(7)	110.3

Income before interest and taxes – Heritage Brands Wholesale	14.0	(4)	26.5		53.0	(4)	66.3

Income before interest and taxes – Heritage Brands Retail	3.1		6.1		4.1		7.9

Income (loss) before interest and taxes – Corporate (2)	66.7	(4)(5)	(40.2)		21.4	(4)(5)(9)	(78.1)

Income before interest and taxes	$249.8		$231.4		$384.9		$475.7

(1)	Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)
Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investments in Gazal (prior to the Australia acquisition closing) and Karl Lagerfeld Holding B.V., and the results of PVH Ethiopia. Please see Note 4, “Acquisitions,” for further discussion. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans (which are generally recorded in the fourth quarter) and gains and losses from changes in the fair value of foreign currency option contracts.

(3)
Income before interest and taxes for the thirteen and twenty-six weeks ended August 4, 2019 included costs of $59.8 million in connection with agreements the Company entered into in the second quarter of 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses in conjunction with the Company’s plan to consolidate the socks and hosiery business for all Company brands in North America in a newly formed joint venture, which is expected to begin operations in December 2019, and to bring in-house the international Calvin Klein socks and hosiery business. Such costs were included in the Company’s segments as follows: $7.5 million in Tommy Hilfiger North America, $25.5 million in Calvin Klein North America and $26.8 million in Calvin Klein International.

(4)
Income before interest and taxes for the thirteen and twenty-six weeks ended August 4, 2019 included costs of $4.8 million in connection with the Australia and TH CSAP acquisitions, primarily consisting of noncash valuation adjustments, and one-time costs of $2.1 million recorded on the Company’s equity investments in Gazal and PVH Australia prior to the Australia acquisition closing. Such costs were included in the Company’s segments as follows: $2.5 million in Tommy Hilfiger International, $1.5 million in Calvin Klein International, $0.4 million in Heritage Wholesale and $2.5 million in corporate expenses not allocated to any reportable segments. Please see Note 4, “Acquisitions,” for further discussion.

(5)
Income before interest and taxes for the thirteen and twenty-six weeks ended August 4, 2019 included a noncash gain of $113.1 million to write up the Company’s equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition. Please see Note 4, “Acquisitions,” for further discussion.

(6)
Income before interest and taxes for the thirteen weeks ended August 4, 2019 included costs of $29.1 million incurred in connection with the Calvin Klein restructuring. Such costs were included in the Company’s segments as follows: $14.2 million in Calvin Klein North America and $14.9 million in Calvin Klein International. Please see Note 17, “Exit Activity Costs,” for further discussion.

(7)
Income before interest and taxes for the twenty-six weeks ended August 4, 2019 included costs of $99.4 million incurred in connection with the Calvin Klein restructuring. Such costs were included in the Company’s segments as follows: $65.1 million in Calvin Klein North America and $34.3 million in Calvin Klein International. Please see Note 17, “Exit Activity Costs,” for further discussion.

(8)
Income before interest and taxes for the twenty-six weeks ended August 4, 2019 included costs of $54.9 million incurred in connection with the TH U.S. store closures, primarily consisting of noncash lease asset impairments. Please see Note 12, “Fair Value Measurements,” for further discussion.

(9)
Income before interest and taxes for the twenty-six weeks ended August 4, 2019 included costs of $6.2 million related to the refinancing of the Company’s senior credit facilities. Please see Note 9, “Debt,” for further discussion.

(10)
Income before interest and taxes for the thirteen and twenty-six weeks ended August 5, 2018 included costs of $6.7 million and $13.6 million, respectively, associated with the acquisition of the 55% ownership interests in TH Asia, Ltd., the Company’s former joint venture for TOMMY HILFIGER in China, that the Company did not already own, consisting of noncash amortization of short-lived assets.

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

21. GUARANTEES

The Company is deemed to have guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the 2013 sale of substantially all of the assets of the Company’s Bass business pursuant to the terms of noncancelable leases expiring on various dates through 2022. The obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The maximum amount deemed to have been guaranteed for all leases as of August 4, 2019 was $7.7 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The liability for the guaranteed lease payments was immaterial as of August 4, 2019, February 3, 2019 and August 5, 2018.

The Company has guaranteed a portion of the debt of one of its joint ventures in India. The maximum amount guaranteed as of August 4, 2019 was approximately $7.9 million, which is subject to exchange rate fluctuation. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of August 4, 2019, February 3, 2019 and August 5, 2018.

The Company has guaranteed to a financial institution the repayment of a store security deposit in Japan paid to a landlord on behalf of the Company. The amount guaranteed as of August 4, 2019 was approximately $4.7 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse from the landlord for the full amount. The guarantee expires on March 28, 2022. The liability for this guarantee obligation was immaterial as of August 4, 2019 and February 3, 2019.

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
Stockholders’ Equity
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

The FASB issued in August 2018 an update to accounting guidance related to implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred under such arrangements with the requirements for capitalizing costs incurred to develop or obtain internal-use software. Under previous accounting guidance, the Company generally expensed the implementation costs incurred in connection with a cloud computing arrangement that is a service contract. The Company early adopted this update in the first quarter of 2019 using a prospective approach. As a result of the adoption, the Company capitalized $5.9 million of costs incurred in the twenty-six weeks ended August 4, 2019 to implement cloud computing arrangements, primarily related to digital and consumer data platforms. Such costs were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheet. The Company expects to incur additional costs to implement cloud computing arrangements during the remainder of 2019 and expects the implementation costs capitalized in its Consolidated Balance Sheet will increase accordingly.

23. OTHER COMMENTS

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received principal payments of $0.2 million and $0.1 million during the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively. The outstanding balance, including accrued interest, was $13.6 million, $13.8 million and $13.9 million as of August 4, 2019, February 3, 2019, and August 5, 2018, respectively, and was included in other assets in the Company’s Consolidated Balance Sheets.

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Income Statements. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended August 4, 2019 totaled $82.2 million and $159.3 million, respectively. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended August 5, 2018 totaled $68.6 million and $138.6 million, respectively.

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

We are one of the largest branded apparel companies in the world, with a history going back over 135 years. Our brand portfolio consists of nationally and internationally recognized trademarks, including TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International Limited), Warner’s, Olga, True&Co. and Geoffrey Beene. Our brand portfolio also consists of various other owned, licensed and, to a lesser extent, private label brands.

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

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swim products, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) approximately 1,825 Company-operated freestanding retail store locations worldwide under our TOMMY HILFIGER, CALVIN KLEIN and certain of our heritage brands trademarks, (b) approximately 1,500 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and CALVIN KLEIN trademarks, and (c) digital commerce sites in over 30 countries under each of our TOMMY HILFIGER and CALVIN KLEIN trademarks and in the United States through our SpeedoUSA.com, TrueAndCo.com, VanHeusen.com, IZOD.com and styleBureau.com digital commerce sites. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

We have entered into the following transactions, which impact our results of operations and comparability among the periods, including our full year 2019 expectations as compared to full year 2018, as discussed in the section entitled “Results of Operations” below:

•
We entered into agreements on July 3, 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses (the “Socks and hosiery transaction”) in conjunction with our plan to consolidate the socks and hosiery business for all of our brands in North America in a newly formed joint venture, which is expected to begin operations in December 2019, and to bring in-house the international Calvin Klein socks and hosiery business. We recorded a pre-tax charge of $60 million in the twenty-six weeks ended August 4, 2019 in connection with these agreements.

•
We announced on June 3, 2019 that we and G-III Apparel Group, Ltd. (“G-III”) had entered into a license agreement for the design, production and wholesale distribution of CALVIN KLEIN JEANS women’s jeanswear collections in the United States and Canada (the “G-III license”), which will result in the discontinuation of our directly operated Calvin Klein North America women’s jeanswear wholesale business in 2019.

•
We completed two acquisitions in the second quarter of 2019. The first acquisition, which closed on May 31, 2019, was to acquire the approximately 78% interest in Gazal Corporation Limited (“Gazal”) that we did not already own (the “Australia acquisition”). Prior to the closing, we, along with Gazal, jointly owned and managed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), which licensed and operated businesses under the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, along with other licensed and owned brands. PVH Australia came under our full control as a result of the acquisition. The aggregate net purchase price for the shares acquired was $59 million, net of cash acquired and after taking into account the proceeds from the divestiture to a third party of an office building and warehouse owned by Gazal in June 2019. The second was our acquisition on July 1, 2019 of the Tommy Hilfiger retail business in Central and Southeast Asia from our previous licensee in that market (the “TH CSAP acquisition”) for $74 million. Please see Note 4, “Acquisitions” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

In connection with the Australia and TH CSAP acquisitions, we recorded an aggregate net pre-tax gain of $106 million in the twenty-six weeks ended August 4, 2019, including a noncash gain of $113 million to write up our existing equity investments in Gazal and PVH Australia to fair value, partially offset by pre-tax costs of $7 million, primarily consisting of noncash valuation adjustments and one-time expenses recorded on our equity investments in Gazal and PVH Australia prior to the Australia acquisition closing. We expect to incur additional pre-tax costs of approximately $18 million during the remainder of 2019, primarily consisting of noncash valuation adjustments.

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

•
We announced on January 10, 2019 a restructuring in connection with strategic changes for our Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes included (i) the closure of the CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), (ii) the closure of the flagship store on Madison Avenue in New York, New York (collectively with (i), the “CK Collection closure”), (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. We recorded pre-tax costs of $99 million in the twenty-six weeks ended August 4, 2019, consisting of a $30 million noncash lease asset impairment resulting from the closure of the flagship store on Madison Avenue in New York, New York, $24 million of contract termination and other costs, $24 million of severance, $9 million of other noncash asset impairments and $13 million of inventory markdowns. We expect to incur additional pre-tax costs of approximately $6 million during the remainder of 2019 in connection with the Calvin Klein restructuring. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•
We acquired on April 20, 2018 the Geoffrey Beene tradename from Geoffrey Beene, LLC (“Geoffrey Beene”) for $17 million, of which $16 million was paid in cash. Prior to the acquisition, we had licensed the rights to design, market and distribute Geoffrey Beene dress shirts and neckwear from Geoffrey Beene.

•
We acquired on April 13, 2016 the 55% interest in our former joint venture for TOMMY HILFIGER in China that we did not already own (the “TH China acquisition”). We recorded pre-tax charges of $14 million in the twenty-six weeks ended August 5, 2018, consisting of noncash amortization of short-lived assets.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 50% of our $9.657 billion of revenue in 2018 was subject to foreign currency translation. Based on current foreign currency exchange rates, we expect a decrease in revenue of approximately $215 million, or 2%, and a decrease in net income of approximately $25 million in 2019 as compared to 2018 due to the impact of foreign currency translation.

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

Due to the above factors, our results of operations for the twenty-six weeks ended August 4, 2019 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 4, 2019 Compared With Thirteen Weeks Ended August 5, 2018

Total Revenue

Total revenue in the second quarter of 2019 was $2.364 billion as compared to $2.334 billion in the second quarter of the prior year. The increase in revenue of $30 million, or 1%, was due principally to the effect of the following items:

•
The net addition of an aggregate $82 million of revenue, or an 8% increase over the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $26 million, or 2%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 18% (including a 4% negative foreign currency impact), primarily driven by outperformance experienced in Europe and the addition of revenue resulting from the Australia acquisition. Tommy Hilfiger International comparable store sales increased 9%. Revenue in our Tommy Hilfiger North America segment decreased 5%, driven by an 8% decline in Tommy Hilfiger North America comparable store sales due to weakness in traffic and consumer spending trends, especially in stores located in international tourist locations.

•
The net reduction of an aggregate $52 million of revenue, or a 6% decrease over the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $18 million, or 2%, related to foreign currency translation and an aggregate net reduction of approximately 2% resulting from (i) the winding down of our directly operated women’s jeanswear wholesale business in the United States and Canada in connection with the G-III license, (ii) the CK Collection closure and (iii) the addition of revenue resulting from the Australia acquisition. Calvin Klein International segment revenue increased 1% (including a 4% negative foreign currency impact), driven by continued solid growth in Europe and revenue from the Australia acquisition, partially offset by a reduction of revenue as a result of the CK Collection closure and softness experienced across China. Calvin Klein International comparable store sales were flat. Revenue in our Calvin Klein North America segment decreased 13% (including a 1% negative foreign currency impact), principally due to the effect of the G-III license and a 3% decline in Calvin Klein North America comparable store sales due to weakness in traffic and consumer spending trends, especially in stores located in international tourist locations.

•	The net addition of an aggregate $1 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. Comparable store sales declined 2%.

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

Gross profit in the second quarter of 2019 was $1.288 billion, or 54.5% of total revenue, as compared to $1.297 billion, or 55.6% of total revenue, in the second quarter of the prior year. The 110 basis point decrease in gross margin was primarily driven by a gross margin decline in our North America businesses, principally due to more promotional selling in our Tommy Hilfiger and Heritage Brands businesses as compared to the second quarter of the prior year, and inventory markdowns recorded in connection with the Calvin Klein restructuring.

SG&A Expenses

SG&A expenses in the second quarter of 2019 were $1.155 billion, or 48.8% of total revenue, as compared to $1.071 billion, or 45.9% of total revenue, in the second quarter of the prior year. The 290 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to costs incurred in connection with the Calvin Klein restructuring and the Socks and hosiery transaction.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the second quarter of 2019 was $2 million as compared to $3 million in the second quarter of the prior year.

Other Noncash Gain

We recorded a noncash gain of $113 million in the second quarter of 2019 to write up our equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $1 million in the second quarter of 2019 as compared to $3 million in the second quarter of the prior year. These amounts relate to our share of income (loss) from our PVH Australia joint venture (prior to the Australia acquisition on May 31, 2019), our joint venture for the TOMMY HILFIGER and CALVIN KLEIN brands and certain of our heritage brands in Mexico (“PVH Mexico”), and our joint ventures for the TOMMY HILFIGER brand in India and Brazil, and for the CALVIN KLEIN brand in India. Also included is our share of (loss) income from our investments in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) and in Gazal (prior to the Australia acquisition on May 31, 2019). The decrease in equity in net income of unconsolidated affiliates as compared to the prior year is primarily related to one-time expenses of $2 million recorded on our equity investments in Gazal and PVH Australia prior to the Australia acquisition closing. Our investments in the continuing joint ventures and Karl Lagerfeld are being accounted for under the equity method of accounting. Subsequent to the closing of the Australia acquisition, we began to consolidate the results of Gazal and PVH Australia into our financial statements. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

Interest Expense, Net

Net interest expense decreased to $27 million in the second quarter of 2019 from $29 million in the second quarter of the prior year.

Income Taxes

The effective income tax rate for the second quarter of 2019 was 13.3% compared to 18.6% in the second quarter of the prior year.

Our effective income tax rate for the second quarter of 2019 was lower than the United States statutory income tax rate primarily due to (i) the favorable impact of a tax exemption on the noncash gain recorded to write up our existing equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition, which resulted in a benefit to our effective tax rate of 13.7%, partially offset by (ii) the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) imposed by the United States Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Legislation”), which more than offset the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

Our effective income tax rate for the second quarter of 2018 was lower than the United States statutory income tax rate primarily due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings comes from our international operations, particularly in the Netherlands and Hong Kong, where income tax rates, coupled with special rates levied on income from certain of our jurisdictional activities, are lower than the United States statutory income tax rate.

Redeemable Non-Controlling Interest

We have a joint venture in Ethiopia with Arvind Limited named PVH Manufacturing Private Limited Company (“PVH Ethiopia”) in which we own a 75% interest. We consolidate the results of PVH Ethiopia in our consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that produces finished products for us for distribution primarily in the United States.

The net loss attributable to the redeemable non-controlling interest (“RNCI”) in PVH Ethiopia was immaterial in the second quarters of 2019 and 2018. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Twenty-Six Weeks Ended August 4, 2019 Compared With Twenty-Six Weeks Ended August 5, 2018

Total Revenue

Total revenue in the twenty-six weeks ended August 4, 2019 was $4.721 billion as compared to $4.648 billion in the twenty-six week period of the prior year. The increase in revenue of $72 million, or 2%, was due to the effect of the following items:

•
The net addition of an aggregate $118 million of revenue, or a 6% increase over the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $83 million, or 4%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 11% (including a 6% negative foreign currency impact), driven principally by outperformance in Europe and the addition of revenue resulting from the Australia acquisition. Tommy Hilfiger International comparable store sales increased 9%. Revenue in the Tommy Hilfiger North America segment decreased 2%, driven by a 6% decline in Tommy Hilfiger North America comparable store sales due to weakness in traffic and consumer spending trends, especially in stores located in international tourist locations, partially offset by growth in the North America wholesale business in the first quarter of 2019.

•
The reduction of an aggregate $52 million of revenue, or a 3% decrease over the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $54 million, or 3%, related to foreign currency translation. Calvin Klein International segment revenue was flat (including a 5% negative foreign currency impact), as solid growth in Europe and the addition of revenue resulting from the Australia acquisition were more than offset by the negative impacts of foreign currency translation, softness experienced across China and the reduction of revenue resulting from the CK Collection closure. Calvin Klein International comparable store sales decreased 2%. Revenue in the Calvin Klein North America segment decreased 6%, driven by a 4% decrease in Calvin Klein North America comparable store sales due to weakness in traffic and consumer spending trends, especially in stores located in international tourist locations, and the effect of the G-III license.

•
The net addition of an aggregate $7 million of revenue, or a 1% increase over the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. Comparable store sales decreased 4%.

We currently expect that revenue will increase approximately 1% in 2019 compared to 2018, inclusive of a negative impact of approximately 2% related to foreign currency translation. Revenue for the Tommy Hilfiger business is expected to increase approximately 5% compared to 2018, inclusive of a negative impact of approximately 3% related to foreign currency translation. Revenue for the Calvin Klein business is expected to decrease approximately 2% compared to 2018, inclusive of a negative impact of approximately 2% related to foreign currency translation. Revenue for the Heritage Brands business is expected to decrease approximately 1% compared to 2018. Our 2019 guidance reflects the addition of revenue resulting from the Australia and TH CSAP acquisitions that closed in the second quarter of 2019, and the impact of the CK Collection closure and the G-III license. These transactions are expected to result in a net addition to revenue of approximately $75 million in 2019.

Gross Profit

Gross profit in the twenty-six weeks ended August 4, 2019 was $2.584 billion, or 54.7% of total revenue, as compared to $2.588 billion, or 55.7% of total revenue, in the twenty-six week period of the prior year. The 100 basis point decrease in gross margin was principally driven by a gross margin decline in our North America businesses, principally due to more promotional selling as compared to the prior year period, and inventory markdowns recorded in connection with the Calvin Klein restructuring.

We currently expect that gross margin for the full year 2019 will increase slightly as compared to 2018 primarily due to the impact of expected faster growth in our Tommy Hilfiger International and Calvin Klein International segments than in our North America segments, as our International segments generally carry higher gross margins, largely offset by an expected gross margin decline in our Tommy Hilfiger North America business due to more promotional selling and an expected negative impact of tariffs imposed and expected to be imposed on goods imported from China into the United States.

SG&A Expenses

SG&A expenses in the twenty-six weeks ended August 4, 2019 were $2.316 billion, or 49.1% of total revenue, as compared to $2.124 billion, or 45.7% of total revenue, in the twenty-six week period of the prior year. The 340 basis point increase in SG&A expenses as a percentage of total revenue was attributable principally to costs incurred in connection with (i) the Calvin Klein restructuring, (ii) the Socks and hosiery transaction, and (iii) the TH U.S. store closures. These increases were partially offset by overall lower operating expenses in our Calvin Klein business and the absence in 2019 of costs that were recorded in the twenty-six weeks ended August 5, 2019 in connection with the TH China acquisition, consisting of noncash amortization of short-lived assets.

We currently expect that SG&A expenses as a percentage of total revenue for the full year 2019 will increase as compared to 2018 due to (i) an increase in costs incurred and expected to be incurred in connection with the Calvin Klein restructuring, (ii) costs incurred in connection with the TH U.S. store closures, (iii) costs incurred in connection with the Socks and hosiery transaction and (iv) a change in the mix of business due to faster growth in our Tommy Hilfiger International and Calvin Klein International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue. These increases will be partially offset by the absence in 2019 of costs that were recorded in 2018 in connection with the TH China acquisition, consisting of noncash amortization of short-lived assets.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the twenty-six weeks ended August 4, 2019 was $4 million as compared to $5 million in the twenty-six week period of the prior year.

We currently expect that non-service related pension and postretirement income for the full year 2019 will be approximately $8 million compared to non-service related pension and postretirement (cost) of $(5) million in 2018. Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. Our 2018 non-service related pension and postretirement (cost) included a $(15) million actuarial loss on our retirement plans recorded in the fourth quarter. Our expectation of 2019 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. However, based on current market, economic, and demographic conditions, we may incur a significant actuarial loss in the fourth quarter of 2019 if such conditions continue. Our actual 2019 non-service related pension and postretirement income (cost) may be significantly different than our projections.

Debt Modification and Extinguishment Costs

We incurred costs totaling $5 million during the twenty-six weeks ended August 4, 2019 in connection with the refinancing of our senior credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

Other Noncash Gain

We recorded a noncash gain of $113 million in the twenty-six weeks ended August 4, 2019 to write up our equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $5 million in the twenty-six weeks ended August 4, 2019 as compared to $7 million in the twenty-six week period of the prior year. These amounts relate to our share of income (loss) from our PVH Australia joint venture (prior to the Australia acquisition on May 31, 2019), our PVH Mexico joint venture, and our joint ventures for the TOMMY HILFIGER brand in India and Brazil, and for the CALVIN KLEIN brand in India. Also included is our share of (loss) income from our investments in Karl Lagerfeld and in Gazal (prior to the Australia acquisition on May 31, 2019). The decrease in equity in net income of unconsolidated affiliates as compared to the prior year period is primarily related to one-time expenses of $2 million recorded on our equity investments in Gazal and PVH Australia prior to the Australia acquisition closing. Our investments in the continuing joint ventures and Karl Lagerfeld are being accounted for under the equity method of accounting. Subsequent to the closing of the Australia acquisition, we began to consolidate the results of Gazal and PVH Australia into our financial statements. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2019 will decrease as compared to 2018 as the income we recognized on our investments in Gazal and PVH Australia in 2019 was only for the portion of the year prior to the acquisition closing.

Interest Expense, Net

Net interest expense decreased to $57 million in the twenty-six weeks ended August 4, 2019 from $58 million in the twenty-six week period of the prior year.

Net interest expense for the full year 2019 is currently expected to be approximately $110 million compared to $116 million in 2018. Our expectation of 2019 net interest expense does not include the impact of any adjustments that may be recorded in the third and fourth quarters of 2019 to the redemption value of our liability for the mandatorily redeemable non-controlling interest recognized in connection with the Australia acquisition. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Income Taxes

The effective income tax rate for the twenty-six weeks ended August 4, 2019 was 16.3% compared to 17.8% in the twenty-six week period of the prior year.

Our effective income tax rate for the twenty-six weeks ended August 4, 2019 was lower than the United States statutory income tax rate primarily due to (i) the favorable impact of a tax exemption on the noncash gain recorded to write up our existing equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition, which resulted in a benefit to our effective tax rate of 8.5%, partially offset by (ii) the GILTI tax imposed by the U.S. Tax Legislation, which more than offset the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

Our effective income tax rate for the twenty-six weeks ended August 5, 2018 was lower than the United States statutory income tax rate primarily due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings comes from our international operations, particularly in the Netherlands and Hong Kong, where income tax rates, coupled with special rates levied on income from certain of our jurisdictional activities, are lower than the United States statutory income tax rate.

We currently expect that our effective income tax rate for the full year 2019 will be in a range of 11.5% to 12.5%. Our expectation that our effective income tax rate for the full year 2019 will be lower than the United States statutory income tax rate is principally due to the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions and the tax exemption on the noncash gain recorded to write up our existing equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition. Our expectation that the effective income tax rate for the full year 2019 will increase compared to 4.0% for the full year 2018 is primarily due to (i) the absence of a 5.3% benefit to our 2018 effective income tax rate related to the remeasurement of certain of our net deferred tax liabilities in connection with the enactment of legislation in the Netherlands known as the “2019 Dutch Tax Plan” and (ii) the absence of a 3.2% benefit to our 2018 effective income tax rate related to the U.S. Tax Legislation, partially offset by (iii) the favorable impact of a tax exemption on the noncash gain recorded in 2019 to write up our existing equity investments in Gazal and PVH Australia to fair value.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and new regulations, as well as audits by tax authorities and the evaluation of new facts and information, any of which can cause us to change our estimate for uncertain tax positions.

RNCI

The net loss attributable to the RNCI was immaterial in the twenty-six weeks ended August 4, 2019 and August 5, 2018. We currently expect that the net loss attributable to the RNCI for the full year 2019 will be immaterial. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at August 4, 2019 was $433 million, a decrease of $19 million from the amount at February 3, 2019 of $452 million. The change in cash and cash equivalents included the impact of (i) a $59 million net payment made in connection with the Australia acquisition, (ii) a $74 million payment made in connection with the TH CSAP acquisition, (iii) $115 million of borrowings outstanding under our senior unsecured revolving credit facilities and (iv) $125 million of common stock repurchases under the stock repurchase program. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2019 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) expected long-term debt repayments of approximately $50 million and (ii) expected common stock repurchases under the stock repurchase program of approximately $300 million.

As of August 4, 2019, approximately $396 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $318 million in the twenty-six weeks ended August 4, 2019 compared to $311 million in the twenty-six weeks ended August 5, 2018. The increase in cash provided by operating activities as compared to the prior year period was primarily driven by changes in working capital, including a favorable change in trade receivables and inventories, mostly offset by a decrease in net income as adjusted for noncash charges.

In connection with our acquisition of Calvin Klein, we were obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the CALVIN KLEIN brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein were made were wholesale sales by us and our licensees and other partners to retailers. Contingent purchase price payments totaled $16 million in the twenty-six weeks ended August 5, 2018. The final payment due to Mr. Klein was made in the second quarter of 2018.

Capital Expenditures

Our capital expenditures in the twenty-six weeks ended August 4, 2019 were $151 million compared to $165 million in the twenty-six weeks ended August 5, 2018. We currently expect that capital expenditures for the full year 2019 will be approximately $400 million and will include expenditures primarily related to (i) investments in new stores and store expansions, (ii) continued investments to upgrade and enhance our operating, supply chain and logistics systems and our digital commerce platforms, and (iii) the expansion of our warehouse and distribution network in North America.

Investments in Unconsolidated Affiliates

We received dividends of $10 million and $4 million from our investments in unconsolidated affiliates during the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively. These dividends are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

We currently expect to make payments of approximately $30 million in 2019 to contribute our 49% share of the funding to the new joint venture we formed in conjunction with the Socks and hosiery transaction, which is expected to begin operations in December 2019.

Loan to a Supplier

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of our finished goods inventory suppliers, has a wholly owned subsidiary with which we entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $14 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of

(i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) London interbank offered rate (“LIBOR”) plus 4.00% thereafter. We received principal payments of $200,000 and $100,000 during the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively. The outstanding balance, including accrued interest, was $14 million as of August 4, 2019, February 3, 2019 and August 5, 2018.

TH CSAP Acquisition

We completed the acquisition of the Tommy Hilfiger retail business in Central and Southeast Asia on July 1, 2019 for $74 million. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Australia Acquisition

We completed the Australia acquisition on May 31, 2019. Prior to this acquisition, we had an approximately 22% interest in Gazal and a 50% interest in PVH Australia, both of which were accounted for under the equity method of accounting. This transaction resulted in a net cash payment of $59 million, including (i) a payment of $118 million, net of cash acquired of $7 million, as cash consideration for the acquisition and (ii) proceeds of $59 million related to the sale of an office building and warehouse owned by Gazal. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Acquisition of the Geoffrey Beene Tradename

We acquired the Geoffrey Beene tradename on April 20, 2018 for $17 million, of which $16 million was paid in cash. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $9 million in each of the twenty-six weeks ended August 4, 2019 and August 5, 2018.

We currently project that cash dividends on our common stock for the full year 2019 will be approximately $11 million based on our current dividend rate, the number of shares of our common stock outstanding as of August 4, 2019, our estimate of stock to be issued during the full year 2019 under our stock incentive plans and our estimate of stock repurchases for the full year 2019.

Acquisition of Treasury Shares

Our Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

During the twenty-six weeks ended August 4, 2019 and August 5, 2018, we purchased approximately 1.2 million shares and 900,000 shares, respectively, of our common stock under the program in open market transactions for $127 million and $137 million, respectively. Purchases of $2 million were accrued for in the Consolidated Balance Sheet as of August 4, 2019. Purchases of $2 million that were accrued for in the Consolidated Balance Sheet as of February 4, 2018 were paid in the first quarter of 2018. The repurchased shares were held as treasury stock and $881 million of the authorization remained available for future share repurchases as of August 4, 2019.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	8/4/19	2/3/19	8/5/18
Short-term borrowings	$183	$13	$85
Current portion of long-term debt	41	—	—
Finance lease liabilities	15	17	14
Long-term debt	2,743	2,819	2,893
Stockholders’ equity	5,872	5,828	5,565

In addition, we had $433 million, $452 million and $431 million of cash and cash equivalents as of August 4, 2019, February 3, 2019 and August 5, 2018, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under our senior unsecured credit facilities, as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. We had $115 million outstanding under these facilities as of August 4, 2019, which is expected to be repaid by the end of 2019. The weighted average interest rate on funds borrowed as of August 4, 2019 was 3.61%. The maximum amount of revolving borrowings outstanding under these facilities during the twenty-six weeks ended August 4, 2019 was $378 million.

Additionally, we have the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities, which now include a facility in Australia as a result of the Australia acquisition, provided for borrowings of up to $134 million based on exchange rates in effect on August 4, 2019 and are utilized primarily to fund working capital needs. We had $68 million outstanding under these facilities as of August 4, 2019, inclusive of borrowings under the facility in Australia. The weighted average interest rate on funds borrowed as of August 4, 2019 was 2.19%. The maximum amount of borrowings outstanding under these facilities during the twenty-six weeks ended August 4, 2019 was $99 million.

Finance Lease Liabilities

Our cash payments for finance lease liabilities totaled $3 million in each of the twenty-six weeks ended August 4, 2019 and August 5, 2018.

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

The 2019 facilities consist of a $1.093 billion United States dollar-denominated Term Loan A facility (the “USD TLA facility”), a €500 million euro-denominated Term Loan A facility (the “Euro TLA facility” and together with the USD TLA facility, the “TLA facilities”) and senior unsecured revolving credit facilities consisting of (i) a $675 million United States dollar-denominated revolving credit facility, (ii) a CAD $70 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen, Swiss francs, Australian dollars and other agreed foreign currencies and (iv) a $50 million

United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities are due on April 29, 2024. In connection with the refinancing of our senior credit facilities, we paid debt issuance costs of $10 million (of which $3 million was expensed as debt modification costs and $7 million is being amortized over the term of the debt agreement) and recorded debt extinguishment costs of $2 million to write-off previously capitalized debt issuance costs.

Each of the senior unsecured revolving facilities, except for the $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars, also include amounts available for letters of credit and have a portion available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more senior unsecured term loan facilities or increase the commitments under the senior unsecured revolving credit facilities by an aggregate amount not to exceed $1.5 billion. The lenders under the 2019 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

We had loans outstanding of $1.642 billion, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, $115 million of borrowings outstanding under the senior unsecured revolving credit facilities and $20 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of August 4, 2019.

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

We made no repayments on our term loans under the 2019 facilities and 2016 facilities during the twenty-six weeks ended August 4, 2019, other than the repayment of the 2016 facilities in connection with the refinancing of the senior credit facilities. We made payments of $85 million during the twenty-six weeks ended August 5, 2018 on our term loans under the 2016 facilities.

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

Borrowings available in Hong Kong dollars under the 2019 facilities bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the 2019 facilities.

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

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the twenty-six weeks ended August 4, 2019 and/or August 5, 2018:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of August 4, 2019	Fixed Rate	Expiration Date
June 2019	February 2020	$50	$—	1.409%	February 2022
June 2019	June 2019	50	50	1.719%	July 2021
January 2019	February 2020	50	—	2.4187%	February 2021
November 2018	February 2019	139	139	2.8645%	February 2021
October 2018	February 2019	116	178	2.9975%	February 2021
June 2018	August 2018	50	50	2.6825%	February 2021
June 2017	February 2018	306	119	1.566%	February 2020
July 2014	February 2016	683	—	1.924%	February 2018

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of August 4, 2019, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of August 4, 2019, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 3, 2019. We adopted, effective the first quarter of 2019, accounting guidance related to leases. The guidance requires that we recognize a right-of-use asset and a lease liability in the balance sheet for most leases, but retains an expense recognition model similar to the current guidance. Please see Note 22, “Recent Accounting Guidance,” and Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. We also adopted, effective the first quarter of 2019, accounting guidance related to implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred under such arrangements with the requirements for capitalizing costs incurred to develop or obtain internal-use software. Under previous accounting guidance, we generally expensed the implementation costs incurred in connection with a cloud computing arrangement that is a service contract. Please see Note 22, “Recent Accounting Guidance,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. During the twenty-six weeks ended August 4, 2019, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 3, 2019, except for the items mentioned above.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of August 4, 2019 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of August 4, 2019. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. The potential for a significant decrease in short-term interest rates is low due to the currently low rates of return we are receiving on our cash and cash equivalents and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at August 4, 2019, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $400,000 annually. Borrowings under our 2019 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our 2019 facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of August 4, 2019, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, approximately 60% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our long-term debt position at August 4, 2019, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $1 million annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

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

In the twenty-six weeks ended August 4, 2019, we recognized unfavorable foreign currency translation adjustments of $142 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 3% since February 3, 2019. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 32% of our $7.5 billion total goodwill and other intangible assets as of August 4, 2019. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward exchange contracts outstanding at August 4, 2019, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $115 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2019 net benefit cost related to the pension plans of approximately $6 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2019 net benefit cost of approximately $30 million.

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

We implemented internal controls in connection with our adoption of the new lease accounting standard in the first quarter of 2019. There have been no other changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to certain litigations which, in management’s judgment based, in part, on the opinions of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 3, 2019 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of August 4, 2019.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
May 6, 2019 -
June 2, 2019	178,179	$108.24	177,500	$927,863,386
June 3, 2019 -
July 7, 2019	292,429	90.74	281,000	902,374,610
July 8, 2019 -
August 4, 2019	241,287	88.78	236,680	881,393,191
Total	711,895	$94.46	695,180	$881,393,191

(1) Our Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023, of which $750 million was authorized on March 26, 2019. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2019 principally in connection with the settlement of restricted stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

ITEM 6 - EXHIBITS

The following exhibits are included herein:

3.1	Amended and Restated Certificate of Incorporation of PVH Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed June 21, 2019).

3.2	By-Laws of PVH Corp., as amended through June 20, 2019 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on June 21, 2019).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

10.1	Employment Agreement, effective as of June 3, 2019, between PVH Corp. and Stefan Larsson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 22, 2019).

10.2
Amended and Restated Employment Agreement, dated as of December 16, 2008, between PVH Corp. and Cheryl Abel-Hodges (formerly known as Cheryl Dapolito) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 11, 2019).

10.3
First Amendment to Amended and Restated Employment Agreement, dated as of March 31, 2011, between PVH Corp. and Cheryl Abel-Hodges (formerly known as Cheryl Dapolito) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 11, 2019).

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PVH CORP.
Registrant

Dated:	September 6, 2019	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Principal Accounting Officer)