Form 10-K
period 2020-02-02
PVH CORP. /DE/
filed 2020-04-01
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	February 2, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number	001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 Madison Avenue,	New York,	New York	10016
(Address of principal executive offices)			(Zip Code)

(212) 381-3500
_________________________________________________________________________________________________________________________________________________________________________

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	PVH	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 4, 2019 (the last business day of the registrant’s most recently completed second quarter) was $5,921,209,861.
Number of shares of Common Stock outstanding as of March 19, 2020: 70,883,444

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2020	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, and other factors; (iv) our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions, such as the acquisitions referenced in this Annual Report on Form 10-K; (v) quota restrictions, the imposition of safeguard controls and the imposition of duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, such as the recently imposed tariffs and threatened increased tariffs on goods imported into the United States from China, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require the Company to absorb costs or try to pass costs onto consumers, which could materially impact the Company’s revenue and profitability; (vi) the availability and cost of raw materials; (vii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (viii) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (ix) disease epidemics and health related concerns, such as the current outbreak of COVID-19, which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) supply chain disruptions due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas; closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments impose mandatory business closures, travel restrictions or the like to prevent the spread of disease; and market or other changes that could result in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (x) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xi) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xii) significant fluctuations of the United States dollar against foreign currencies in which we transact significant levels of business; (xiii) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xiv) the impact of new and revised tax legislation and regulations; and (xv) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PVH Corp.
Form 10-K
For the Year Ended February 2, 2020

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2019 year commenced on February 4, 2019 and ended on February 2, 2020; our 2018 year commenced on February 5, 2018 and ended on February 3, 2019; and our 2017 year commenced on January 30, 2017 and ended on February 4, 2018.

References to the brand names TOMMY HILFIGER, HILFIGER COLLECTION, TOMMY HILFIGER TAILORED, TOMMY JEANS, TOMMY SPORT, CALVIN KLEIN, CALVIN KLEIN 205 W39 NYC, CK CALVIN KLEIN, CALVIN KLEIN JEANS, CALVIN KLEIN UNDERWEAR, CALVIN KLEIN PERFORMANCE, Van Heusen, IZOD, ARROW, Speedo, Warner’s, Olga, True&Co., Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, a Kenneth Cole Production, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Chaps, and to other brand names in this report are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

Company Overview

We are one of the largest global apparel companies in the world. We have over 40,000 associates operating in more than 40 countries and generated $9.9 billion in revenues in 2019. We manage a diversified brand portfolio, including TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Warner’s, Olga and Geoffrey Beene brands, as well as the digital-centric True&Co. intimates brand. We license brands from third parties, including Speedo (licensed in perpetuity for North

America and the Caribbean), Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, a Kenneth Cole Production, MICHAEL Michael Kors, Michael Kors Collection, DKNY and Chaps. Our brand portfolio also consists of various other owned, licensed and, to a lesser extent, private label brands. We entered into a definitive agreement on January 9, 2020 to sell our Speedo North America business to Pentland Group PLC (“Pentland”), parent company of Speedo International Limited, which licenses the Speedo brand to us, and we will no longer license the Speedo trademark upon closing of the sale (the “Speedo transaction”). The Speedo transaction is expected to close in the first quarter of 2020, subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which has been received.

We design and market branded dress shirts, neckwear, sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, swim products, handbags, accessories, footwear and other related products. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, product category, price point, distribution channel or region. We also license the use of our trademarks to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands. During 2019, our directly operated businesses in North America consisted principally of wholesale sales under our TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Speedo, Warner’s, Olga and Geoffrey Beene trademarks; the operation of digital commerce sites under the TOMMY HILFIGER, CALVIN KLEIN, Speedo, True&Co., Van Heusen and IZOD trademarks and the styleBureau.com digital commerce site; and the operation of retail stores, principally in premium outlet centers, primarily under our TOMMY HILFIGER, CALVIN KLEIN and certain of our heritage brands trademarks. Our directly operated businesses outside of North America consisted principally of our wholesale and retail sales in Europe and the Asia-Pacific region under our TOMMY HILFIGER trademarks; our wholesale and retail sales in Europe, the Asia-Pacific region and Latin America under our CALVIN KLEIN trademarks; and the operation of digital commerce sites under the TOMMY HILFIGER and CALVIN KLEIN trademarks. Our licensing activities principally related to the licensing worldwide of our TOMMY HILFIGER and CALVIN KLEIN trademarks for a broad array of product categories and for use in numerous discrete jurisdictions.

We have evolved from our 1881 roots to become a diversified global company through a combination of strategic acquisitions, including the Calvin Klein, Tommy Hilfiger, and Warnaco acquisitions, and by successfully growing our brands globally across all channels of distribution. We have also acquired several regional licensed businesses and will continue to explore strategic acquisitions of licensed businesses, trademarks and companies that we believe are additive to our overall business.

We entered into agreements on July 3, 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses (the “Socks and Hosiery transaction”) in order to consolidate the socks and hosiery businesses for all of our brands in the United States and Canada in a newly formed joint venture, PVH Legwear LLC (“PVH Legwear”), in which we own a 49% economic interest, and bring in-house the international Calvin Klein socks and hosiery wholesale businesses. The Socks and Hosiery transaction closed on December 2, 2019. PVH Legwear was formed with a wholly owned subsidiary of our former Heritage Brands socks and hosiery licensee. PVH Legwear licenses from us the rights to distribute and sell TOMMY HILFIGER, CALVIN KLEIN, IZOD, Van Heusen and Warner’s socks and hosiery.

We acquired the Tommy Hilfiger retail business in Central and Southeast Asia from our previous licensee in that market (the “TH CSAP acquisition”) on July 1, 2019. As a result of the TH CSAP acquisition, we now operate directly the Tommy Hilfiger retail business in the Central and Southeast Asia market.

We acquired the approximately 78% ownership interests in Gazal Corporation Limited (“Gazal”) that we did not already own (the “Australia acquisition”) on May 31, 2019. Prior to the closing, we, along with Gazal, jointly owned and managed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), which licensed and operated businesses in Australia, New Zealand and other parts of Oceania under the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, along with other owned and licensed brands. PVH Australia came under our full control as a result of the Australia acquisition and we now operate directly those businesses.

We entered into a licensing agreement on May 30, 2019 with G-III Apparel Group, Ltd. (“G-III”) for the design, production and wholesale distribution of CALVIN KLEIN JEANS women’s jeanswear collections in the United States and Canada (the “G-III license”), which resulted in the discontinuation of our directly operated Calvin Klein North America women’s jeanswear wholesale business in 2019.

We acquired the Geoffrey Beene tradename from Geoffrey Beene, LLC (“Geoffrey Beene”) on April 20, 2018. Prior to the acquisition, we had licensed the rights to design, market and distribute Geoffrey Beene dress shirts and neckwear from Geoffrey Beene.

We acquired True & Co., a direct-to-consumer intimate apparel digital commerce retailer, on March 30, 2017. This acquisition enabled us to participate further in the fast-growing online channel and provided a platform to increase innovation, data-driven decisions and speed in the way we serve our consumers across our channels of distribution.

We aggregate our reportable segments for purposes of discussion in this Report into three main businesses: (i) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; (ii) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments; and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale and Heritage Brands Retail segments. Note 21, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes, assets, depreciation and amortization, and capital expenditures related to each segment, as well as information regarding our revenue generated by distribution channel and based on geographic location, and the geographic locations where our net property, plant and equipment is held.

Our 2019 revenue was $9.9 billion, of which over 50% was generated outside of the United States. Our global designer lifestyle brands, TOMMY HILFIGER and CALVIN KLEIN, together generated approximately 85% of our revenue during 2019.

Tommy Hilfiger Business Overview

We believe TOMMY HILFIGER is one of the world’s leading designer lifestyle brands and is internationally recognized for celebrating the essence of classic American cool style with a preppy twist. Global retail sales of products sold under the TOMMY HILFIGER brands, including sales by our licensees, were approximately $9.2 billion in 2019. Our Tommy Hilfiger business markets its products under several brands in order to fully capitalize on its global appeal, as each brand varies in terms of price point, product offerings, demographic target or distribution. The TOMMY HILFIGER brands consist of:

•
HILFIGER COLLECTION — the pinnacle of the TOMMY HILFIGER product offerings, HILFIGER COLLECTION blends the brand’s Americana heritage with contemporary influences and a playful fashion edge. The collection targets 25 to 40 year-old consumers. HILFIGER COLLECTION is available globally at select TOMMY HILFIGER stores, through our wholesale partners (in stores and online) and on tommy.com.

•
TOMMY HILFIGER TAILORED — this line integrates sharp, sophisticated style with the TOMMY HILFIGER brand’s American menswear heritage. From structured suiting to casual weekend wear, classics are modernized with precision fit, premium fabrics, updated cuts, rich colors and luxe details, executed with the TOMMY HILFIGER brand’s signature twist. The collection targets 25 to 40 year-old consumers. TOMMY HILFIGER TAILORED is available globally at select TOMMY HILFIGER stores, through our wholesale partners (in stores and online) and on tommy.com.

•
TOMMY HILFIGER — our core line is globally recognized for bringing to life the classic American cool spirit at the heart of the brand. The collection focuses on 25 to 40 year-old consumers with a broad selection of designs across more than 25 categories, including men’s, women’s and children’s sportswear, footwear and accessories. TOMMY HILFIGER is available globally in our TOMMY HILFIGER stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on tommy.com.

•
TOMMY JEANS — inspired by American denim classics with a modern, casual edge, TOMMY JEANS adds a youthful energy and irreverent twist to the TOMMY HILFIGER brand’s heritage. The men’s and women’s collections focus on premium denim and target 18 to 30 year-old consumers. TOMMY JEANS is available globally at select TOMMY HILFIGER stores, TOMMY JEANS stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on tommy.com.

•
TOMMY SPORT — this line is engineered for performance and infused with the brand’s bold red, white and blue heritage. Silhouettes evoke the classic American cool spirit of the TOMMY HILFIGER brand with unique details and functional features. TOMMY SPORT is available globally at select TOMMY HILFIGER stores, through select wholesale partners (in stores and online), through pure play digital commerce retailers and on tommy.com.

Tommy Hilfiger’s global marketing and communications strategy is to build a consumer-centric, go-to-market strategy that maintains the brand’s momentum, driving awareness, consistency and relevancy across product lines and regions. We engage consumers through comprehensive 360° marketing campaigns, which have a particular focus on innovative experiences and digital marketing initiatives. Marketing campaigns for the brand are focused on attracting a new generation of consumers worldwide through a blend of global and regional brand ambassadors. Tommy Hilfiger spent over $200 million on global marketing and communications efforts in 2019.

Through our Tommy Hilfiger North America and Tommy Hilfiger International segments, we sell TOMMY HILFIGER products in a variety of distribution channels, including:

•
Wholesale — principally consists of the distribution and sale of products in North America, Europe and the Asia-Pacific region under the TOMMY HILFIGER brands. In North America, distribution is primarily through department stores, warehouse clubs, and off-price and independent retailers, as well as digital commerce sites operated by the department store customers and pure play digital commerce retailers. In Europe and the Asia-Pacific region, distribution is through department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees.

•
Retail — principally consists of the distribution and sale of products under the TOMMY HILFIGER brands in our stores in North America, Europe and the Asia-Pacific region, as well as on the tommy.com sites we operate in over 30 countries. Our stores in North America are primarily located in premium outlet centers. In Europe and the Asia-Pacific region, we operate full-price specialty and outlet stores, as well as select flagship stores and concession locations.

•
Licensing — we license the TOMMY HILFIGER brands to third parties globally for a broad range of products through approximately 25 license agreements. We provide support to our licensees and seek to preserve the integrity of our brands by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight. The arrangements generally are exclusive to a territory or product category. Territorial licensees include our joint ventures in Brazil, India and Mexico.

Tommy Hilfiger’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

American Sportswear S.A.	Men’s, women’s and children’s apparel, footwear and accessories (Central America, South America (excluding Brazil) and the Caribbean)

F&T Apparel LLC & KHQ Investment LLC	Children’s apparel, children’s underwear and sleepwear and boy’s tailored clothing (United States and Canada)

G-III	Men’s and women’s outerwear, luggage and women’s apparel, dresses, suits and swimwear (excluding intimates, sleepwear, loungewear, hats, scarves, gloves and footwear) (United States and Canada)

Handsome Corporation	Men’s, women’s and children’s apparel, sportswear, socks and accessories and men’s and women’s outerwear (South Korea)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. & Swissam Products, Ltd.	Men’s and women’s watches and jewelry (worldwide, excluding Japan (except certain customers))

Peerless Clothing International, Inc.	Men’s tailored clothing (United States and Canada)

Safilo Group S.P.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)

Our Tommy Hilfiger North America segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, in each case relating to the joint venture’s Tommy Hilfiger businesses. Our Tommy Hilfiger International segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investments in joint ventures in Brazil and India relating to the joint ventures’ Tommy Hilfiger businesses.

Calvin Klein Business Overview

CALVIN KLEIN is a global lifestyle brand built on iconic essentials and powered by bold, progressive ideals. Global retail sales of products sold under the CALVIN KLEIN brands, including sales by our licensees, were approximately $9.4 billion in 2019. The CALVIN KLEIN brands provide us with the opportunity to market products both domestically and internationally at various price points, through multiple distribution channels and to different consumer groups. Our tiered-brand strategy provides a focused, consistent approach to global growth and development that preserves the brand’s prestige and image. The CALVIN KLEIN brands consist of:

•
CK CALVIN KLEIN — our “contemporary” brand, offering modern, sophisticated items including apparel and accessories. Distribution is in the Asia-Pacific region through select CALVIN KLEIN stores, select wholesale partners (in stores and online) and calvinklein.com.

•
CALVIN KLEIN — our “master” brand, offering men’s and women’s sportswear, swimwear, outerwear, fragrance, accessories, footwear, men’s dress furnishings, women’s dresses, suits and handbags, and items for the home. Distribution is primarily in North America, Europe and the Asia-Pacific region through our own stores, our wholesale partners (in stores and online), pure play digital commerce retailers and on calvinklein.com.

•
CALVIN KLEIN JEANS — the casual expression of the CALVIN KLEIN brand with roots in denim, offering men’s and women’s jeanswear, related apparel and accessories. CALVIN KLEIN JEANS is known for its unique details and innovative washes. Distribution is worldwide through our own stores, our wholesale partners (in stores and online), pure play digital commerce retailers and on calvinklein.com.

•
CALVIN KLEIN UNDERWEAR — known across the globe for provocative, cutting-edge products and marketing campaigns and consistently delivering innovative designs with superior fit and quality. Offerings include men’s and women’s underwear, women’s intimates, sleepwear and loungewear. Distribution is worldwide through our own stores, our wholesale partners (in stores and online), pure play digital commerce retailers and on calvinklein.com.

•
CALVIN KLEIN PERFORMANCE — built on the foundation of innovation, fit and function. Designs are fashion-inspired and feature trend-driven, modern pieces that unite innovative fabric technology with classic American design elements. Distribution is primarily in North America, Europe and the Asia-Pacific region through our own stores, our wholesale partners (in stores and online), pure play digital commerce retailers and on calvinklein.com.

Over $365 million was spent globally in 2019 in connection with the advertising, marketing and promotion of the CALVIN KLEIN brands and approximately 40% of these expenses were funded by Calvin Klein’s licensees and other authorized users of the brands. Calvin Klein’s global marketing and communications strategy is to bring together all facets of the consumer marketing experience. The CALVIN KLEIN brands continue to generate compelling brand and cultural relevancy by continually evolving and driving consumer engagement. Marketing campaigns for the brand are focused on a truly digital first, socially powered experience for consumers, through the use of global and regional brand ambassadors and experiential events.

Through our Calvin Klein North America and Calvin Klein International segments, we sell CALVIN KLEIN products in a variety of distribution channels, including:

•
Wholesale — principally consists of the distribution and sale of products in North America, Europe, the Asia-Pacific region and Brazil under the CALVIN KLEIN brands. In North America, distribution is primarily through warehouse clubs, department and specialty stores, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers. In Europe, the Asia-Pacific region and Brazil, distribution is through department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees.

•
Retail — principally consists of the distribution and sale of apparel, accessories and related products under the CALVIN KLEIN brands in our stores in North America, Europe, the Asia-Pacific region and Brazil, as well as on the calvinklein.com sites we operate in over 35 countries. Our stores in North America are primarily located in premium outlet centers. In Europe, the Asia-Pacific region and Brazil, we operate full-price and outlet stores and concession locations.

•
Licensing — we license the CALVIN KLEIN brands throughout the world in connection with a broad array of product categories. In these arrangements, Calvin Klein combines its design, marketing and branding skills with the specific manufacturing, distribution and geographic capabilities of its partners to develop, market and distribute these goods, most of which are subject to our prior approval and continuing oversight. Calvin Klein has approximately 45 licensing and other arrangements across the CALVIN KLEIN brands. The arrangements generally are exclusive to a territory or product category. Territorial licensees include our joint ventures in India and Mexico.

Calvin Klein’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

CK21 Holdings Pte. Ltd.	Men’s and women’s CK CALVIN KLEIN apparel (Asia, excluding Japan)

CK Watch & Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches and jewelry (worldwide) *

Coty Inc.	Men’s and women’s fragrance, bath products and color cosmetics (worldwide)

Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Europe, Middle East, Asia and India)

G-III
Women’s coats, suits, dresses, sportswear, jeanswear, active performancewear, handbags and small leather goods, men’s coats, men’s and women’s luggage and men’s and women’s swimwear (United States and Canada with luggage jurisdictions including Europe, Asia and elsewhere)

Jimlar Corporation	Men’s and women’s footwear (various jurisdictions) *

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

Onward Kashiyama Co. Ltd.	Men’s and women’s CK CALVIN KLEIN apparel (Japan)

Peerless Clothing International Inc.	Men’s tailored clothing (United States, Canada and Mexico)
*Licenses for these categories will be transitioning to new licensees in 2020.

Our Calvin Klein North America segment includes the results of our Calvin Klein wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, in each case relating to the joint venture’s Calvin Klein businesses in North America. Our Calvin Klein International segment includes the results of our Calvin Klein wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investment in our joint venture in India relating to the joint venture’s Calvin Klein business.

Heritage Brands Business Overview

Our Heritage Brands business designs, sources and markets a varied selection of prominent brand label dress shirts, neckwear, sportswear, swimwear, swim products, intimate apparel, underwear and related apparel and accessories, and licenses certain of our brands for an assortment of products. The Heritage Brands business also offers private label dress furnishings programs, particularly in neckwear. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. Global retail sales of products sold under our owned and licensed heritage brands, including sales by our licensees, were approximately $3.3 billion in 2019.

Through our Heritage Brands Wholesale and Heritage Brands Retail segments, we sell heritage brands products in a variety of distribution channels, including:

Wholesale — We principally distribute our Heritage Brands products at wholesale in the United States and Canada through department, chain and specialty stores, warehouse clubs, and mass market, off-price and independent retailers (in stores and online), as well as through pure play digital commerce retailers and, for Speedo products, through sporting goods stores, team dealers and swimclubs. Products sold through this channel principally consist of:

•
Men’s dress shirts and neckwear under brands including Van Heusen, IZOD, ARROW, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, a Kenneth Cole Production, MICHAEL Michael Kors, Michael Kors Collection and DKNY. We also market dress shirts under the Chaps brand, among others. We offer private label dress shirt and neckwear programs to retailers, primarily national department stores and mass market retailers. We believe our product offerings collectively represent a sizeable portion of the domestic dress furnishings market.

We license certain of the brands under which we sell men’s dress shirts and neckwear. The following table provides information with respect to the expiration of the licenses for the more significant brands (as determined based on 2019 sales volume):

Brand Name	Licensor(s)	Expiration
MICHAEL Michael Kors and Michael Kors Collection	Michael Kors, LLC and Michael Kors (Switzerland) International GmbH	January 31, 2022

DKNY	Donna Karan Studio LLC	Terminated on December 31, 2019

Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, a Kenneth Cole Production	Kenneth Cole Productions (Lic), LLC and Kenneth Cole Productions, Inc.	December 31, 2022, with a right of renewal (subject to certain conditions) through December 31, 2025

Chaps	The Polo/Lauren Company, LP and PRL USA, Inc.	March 31, 2023

•
Men’s sportswear, including sport shirts, sweaters, bottoms and outerwear, principally under the Van Heusen, IZOD and ARROW brands. IZOD and Van Heusen were the first and second best selling national brand men’s woven sport shirts, respectively, in United States department and chain stores in 2019. We also produced men’s sportswear under a license agreement for the DKNY brand as noted in the table above.

•
Men’s, women’s and children’s swimwear, pool and deck footwear, and swim-related products and accessories under the Speedo trademark. The Speedo brand is exclusively licensed to us for North America and the Caribbean in perpetuity from Speedo International Limited. We will no longer license the Speedo trademark in conjunction with the Speedo transaction, which is expected to close in the first quarter of 2020, subject to customary closing conditions.

•
Women’s intimate apparel under the Warner’s and Olga brands and intimate apparel under the True&Co. brand. Warner’s was the fourth best selling brand for bras and panties in United States department and chain stores in 2019. True&Co. is primarily distributed in the United States through our TrueAndCo.com digital commerce site, and, to a lesser extent, through a department store and a mass market retailer.

Retail — We also market products directly to consumers through our Heritage Brands stores, primarily located in outlet centers throughout the United States and Canada. A majority of our stores offer a broad selection of Van Heusen men’s and women’s apparel, along with a limited selection of our dress shirt and neckwear offerings, and IZOD and Warner’s products. The majority of these stores feature multiple brand names on the store signage, with the remaining stores operating under the Van Heusen name. We also sell our products in the United States through our directly operated digital commerce sites for Speedo, True&Co., VanHeusen and IZOD, as well as our styleBureau.com site.

Licensing — We license our Van Heusen, IZOD, ARROW, Geoffrey Beene, Speedo, Warner’s and Olga brands globally for a broad range of products through approximately 80 license agreements. We provide support to our licensees and seek to preserve the integrity of our brands by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight. The arrangements generally are exclusive to a territory or product category. Territorial licenses include our joint venture in Mexico.

Our heritage brands licensees, and the products and territories licensed by them, include:

Licensee	Product Category and Territory

Arvind Fashions Limited	ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Nepal and Sri Lanka)

Basic Resources, Inc.	Van Heusen and IZOD men’s and boys’ knit and woven underwear (United States and Canada)

Five Star Blue, LLC	IZOD men’s denim, twill pants and shorts (United States, Canada and Mexico)

F&T Apparel LLC
Van Heusen and ARROW boys’ dress furnishings and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms; ARROW men’s tailored clothing; IZOD boys’ tailored clothing (United States and Canada)

I.C.C. International Public Company Limited	ARROW men’s dress furnishings, tailored clothing, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand, Myanmar, Laos, Cambodia and Vietnam)

Peerless Clothing International Inc.	Van Heusen and IZOD men’s tailored clothing (United States, Canada and Mexico)

Eastman Dress Group Inc. (and subsidiaries)	IZOD men’s, women’s and children’s footwear (United States, Canada and Mexico); Van Heusen men’s and boys’ footwear (United States and Canada)

Our Heritage Brands Wholesale segment includes the results of our Heritage Brands wholesale and licensing activities, the results of our directly operated digital commerce sites, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, in each case relating to the joint venture’s Heritage Brands businesses. Our Heritage Brands Retail segment includes the results of our Heritage Brands stores.

Our Business Strategy

We see opportunities for long-term growth as we employ our strategic priorities across our organization. Our global growth strategies include:

•	Driving consumer engagement through innovative designs and personalized brand and shopping experiences that capture the heart of the consumer.

◦	Leveraging data driven marketing to deepen the relationships with our consumers through segmented product assortments and personalized content.

•	Expanding our worldwide reach through organic growth and acquisitions.

•	Investing in and evolving how we operate by leveraging technology and data to be dynamic, nimble and forward-thinking.

◦	Evolving our supply chain to adapt more quickly to change and reduce lead times.

•	Developing a talented and skilled workforce that embodies our core values and an entrepreneurial spirit, while empowering our associates to design their future.

•	Delivering sustainable, profitable growth and generating free cash flow to create long-term stockholder value.

Our strategies are complemented by our purpose to power brands that drive fashion forward, for good.

Tommy Hilfiger Business

We believe that we can continue to grow global retail sales of TOMMY HILFIGER product through a number of initiatives, which include:

•	Driving brand heat and conversion by delivering dynamic consumer engagement initiatives that include brand ambassadors, capsule collections, consumer activations and experiential events.

•	Delivering compelling products that reflect TOMMY HILFIGER’s accessible premium positioning and classic American cool aesthetic, with a focus on sustainability and social innovation.

•	Category expansion within womenswear, accessories, denim and underwear.

•	Regional expansion, particularly in the Asia-Pacific region.

•	Digitizing the complete brand experience, from design to our showrooms for wholesale customers, to our online and in-store experiences.

Calvin Klein Business

We believe growth opportunities exist to drive further global retail sales of CALVIN KLEIN product and improvements in the operating margin of our Calvin Klein business over time, including through:

•	Reigniting the brand and driving conversion with consumer engagement initiatives that include brand ambassadors, capsule collections, consumer activations and experiential events.

•	Delivering compelling products that reflect CALVIN KLEIN’s accessible premium positioning and seductive aesthetic, with a focus on sustainable product creation.

•	Product improvement and expansion, particularly within men’s and women’s sportswear, jeanswear, accessories and women’s intimates.

•	Regional expansion, particularly in Europe and the Asia-Pacific region.

•	Further digitizing the brand by growing online sales and expanding omni-channel capabilities.

•	Identifying operating efficiencies across the business to drive improvements in our operating margins.

Heritage Brands Business

Our Heritage Brands business represents our original business, where we developed our core competencies, and is an important complement to our global designer brand businesses. In addition to capturing market share and generating healthy cash flows, we will continue to look for further ways to optimize the Heritage Brands portfolio. Our strategic initiatives for our Heritage Brands business include:

•	Leveraging and enhancing each brand’s position in the market to drive market share gains, with a focus on the most profitable brands.

•	Delivering trend-right products at an attractive value proposition, with a focus on new technologies, features and sustainability.

•	Optimizing distribution, particularly in the mass market retailers and digital commerce, with a focus on driving profitable volume.

•	Enhancing profitability by optimizing our portfolio, capitalizing on supply chain opportunities, reducing costs and maintaining a critical focus on inventory management.

 Other Strategic Opportunities

We believe we have an attractive and diverse portfolio of brands with growth potential. Nonetheless, we will continue to explore strategic acquisitions of companies or trademarks and licensing opportunities that we believe are additive to our overall business, including to address product category expertise and brand positioning and design perspective needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing.

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

Our in-house design teams are significant contributors to the continued strength of our brands. Each of our branded businesses employs its own teams of designers and merchandisers that develop products representing its brand’s aesthetics, while also being mindful of consumers’ tastes, lifestyle needs and current fashion trends. To reflect consumer variances in each of our regional markets, the businesses tailor their products and offerings to appeal to local tastes, fit differences or other preferences, while maintaining the cohesive creative vision for each brand. Our teams have expanded their use of 3D design technology to enhance our design capabilities, which reduces the need for samples early in the design process and the time needed to bring products to market.

Product Sourcing

Our capabilities for worldwide procurement and sourcing enable us to deliver to our customers competitive and high quality goods at an attractive value and on a timely basis. We have an extensive established network of worldwide sourcing partners that enables us to meet our customers’ needs in an efficient manner without relying on any one vendor or factory or on vendors or factories in any one country. Our products were produced in over 1,200 factories in approximately 50 countries during 2019. All but one of these factories were operated by independent manufacturers, with most being located in Asia.

We source finished products and, to a limited extent, raw materials and trim. Raw materials and trim include fabric, buttons, thread, labels and similar components. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Raw material, trim, and finished product commitments are generally made two to six months prior to production. We believe we are one of the largest users of shirting fabric in the world. We believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials.

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

The manufacturers of our products are required to meet our quality, human rights, safety, environmental and cost requirements. Our global supply chain teams, offices and buying agents enable us to monitor the quality of the goods manufactured by, and the delivery performance of, our suppliers and work with our global compliance teams to ensure the enforcement of our human rights and labor standards and other code of conduct requirements through our ongoing extensive training, approval and monitoring system. They also monitor and track the primary cost inputs to the finished product to ensure that we pay the most appropriate cost for our finished goods.

We continue to explore new areas of production that can grow with our businesses. Our country of origin strategy provides a flexible approach to product sourcing, which enables us to maximize regional opportunities and mitigate our potential exposure to risks associated with new duties, tariffs, surcharges, or other import controls or restrictions. While China remains an important sourcing country for us, we have reduced our exposure to the country over time by growing our sourcing base in other parts of Asia, as well as Africa. Many of these efforts have been with our existing factory partners. Additionally, we began producing finished products in Ethiopia during 2017 to evolve our supply chain and become more dynamic. Production is through a joint venture, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), that we formed with Arvind Limited (“Arvind”). The goods produced are primarily distributed in the United States through our Heritage Brands business.
We also continue to develop strategies that can enhance the operational efficiency of our supply chain and unlock gross margin opportunities. We have incorporated 3D technology to enhance our design capabilities, which reduce our lead times, improve our planning abilities and eliminate the need for early samples in the design process. Speed is another critical focus area across the Company. We have implemented various speed models, core replenishment and read and react capabilities for select categories to enhance our operations and make our business model more dynamic and responsive, while also increasing service levels, reducing inventory exposure and improving quality and consumer value. We believe the enhancement of our supply chain efficiencies and working capital management through the effective use of our distribution network and overall infrastructure will allow us to control costs better and provide improved service to our customers.

Corporate Responsibility

As an industry leader and one of the largest branded apparel companies in the world, we recognize that we have a responsibility to address our social and environmental impacts. Corporate responsibility is central to how we conduct business and it is a crucial consideration embodied in all of the strategic business decisions that we make.

In 2019, we built upon our long-standing commitment to corporate responsibility by launching Forward Fashion, our evolved vision for the future that provides a new level of ambition and transparency across our corporate responsibility program and reinforces our long-standing commitment to sustainable business. Our Forward Fashion strategy supports the standards released by the Global Fashion Agenda in its CEO Agenda 2019, which reflect global developments and focus on climate change as a core priority. We are committed to the goals outlined in our Forward Fashion strategy and are taking action in a number of ways, including joining key pledges and industry groups that align with our strategy.

Our three strategic focus areas are:

•
Reduce negative impacts — Our ambition is for our products and business operations to generate zero waste, zero carbon emissions and zero hazardous chemicals. This means protecting our environment by reducing energy use and powering our business through renewable sources, diverting the waste we send to landfills, eliminating water pollution from our wet processors, and fostering and harnessing innovation to design and manufacture products that eliminate product waste.

•	Increase positive impacts — Our ambition is for 100% of our products and packaging to be ethically and sustainably sourced from suppliers who respect human rights and are good employers.

•
Improve lives across our value chain — Our ambition is to improve the lives of the over one million people across our value chain, focusing on education and opportunities for women and children, ensuring access to clean water, investing in health and education initiatives, and continuing to champion inclusion and diversity.

We issue an annual report on our corporate responsibility efforts that can be found on our corporate website.

Warehousing, Distribution and Logistics

Our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Centers range in size and our main facilities, some of which are operated by independent third parties, are located in the United States, the Netherlands, Canada, China, Japan, South Korea, Brazil and Australia. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores on a cost-effective basis.

Our backlog of customer orders totaled $1.693 billion and $1.652 billion as of February 2, 2020 and February 3, 2019, respectively. The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines, during which a significant percentage of our orders are received, and the timing of the shipments, which varies from year-to-year with consideration for holidays, consumer trends, concept plans, and the usage of our basic stock replenishment programs. As a consequence, a comparison of the size of our order backlog from period to period may not be meaningful, nor may it be indicative of eventual shipments.

Material Customers

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 18.4% of our revenue in 2019 and 18.9% of our revenue in each of 2018 and 2017. No single customer accounted for more than 10% of our revenue in 2019, 2018 or 2017.

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

A significant component of our marketing programs is digital media, including our digital commerce platforms and social media channels, which allow us to expand our reach to customers and enable us to provide timely information in an entertaining fashion to consumers about our products, special events, promotions and store locations. Tommy Hilfiger’s digital commerce site, tommy.com, and Calvin Klein’s digital commerce site, calvinklein.com, serve as marketing vehicles to complement the ongoing development of the TOMMY HILFIGER and CALVIN KLEIN lifestyle brands, respectively, in addition to offering a broad array of apparel and licensed products. We also operate five Heritage Brands digital commerce sites in the United States: VanHeusen.com, IZOD.com, styleBureau.com, TrueAndCo.com and SpeedoUSA.com.

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

Tommy Hilfiger Business

We believe that TOMMY HILFIGER is one of the world’s leading lifestyle brands and is internationally recognized for celebrating the essence of classic American cool style with a preppy twist. Tommy Hilfiger employs advertising, marketing and communications staff, including an in-house creative team, as well as outside agencies, to implement its global marketing and communications strategy across all channels of distribution. The Tommy Hilfiger marketing and communications team develops and coordinates TOMMY HILFIGER advertising for all regions and product lines, licensees and regional distributors. Advertisements for TOMMY HILFIGER brand products appear primarily in social media outlets, fashion and lifestyle magazines, newspapers, outdoor media and cinema and on television. The digital and online focus of marketing for the TOMMY HILFIGER brands is integral to its campaigns and continues to increase. Additionally, the marketing and communications team coordinates personal appearances by Mr. Tommy Hilfiger, including at runway shows and brand events as part of its efforts. Tommy Hilfiger maintains multiple showroom facilities and sales offices around the world. Nearly all of its showrooms are digitized, offering a more engaging, integrated and seamless buying experience for its wholesale partners.

Celebrity partnerships continued to be a cornerstone of our TOMMY HILFIGER consumer engagement efforts in 2019 using a balance of global and regional brand ambassadors. TOMMY HILFIGER’s partnership with British Formula OneTM racing driver and five-time Formula OneTM World Champion Lewis Hamilton, which began in 2018, continued to drive momentum in 2019, including through an experiential event during Fall 2019 Milan Fashion Week, where consumers were able to experience the TOMMY HILFIGER fashion show and view the TommyXLewis collaborative collection on different platforms. TOMMY HILFIGER also has a multi-year strategic partnership with four-time World Champions Mercedes-AMG Petronas Motorsport as their Official Apparel Partner.

Tommy Hilfiger also delivered engaging partnerships geared toward the female consumer, enlisting Zendaya as a brand ambassador beginning in Spring 2019, helping raise the brand’s profile. The collaboration continued through our TOMMYNOW fashion show, starring TommyXZendaya in Fall 2019, which resulted in TOMMY HILFIGER being the #1 most talked about fashion brand at New York Fashion Week on Twitter.

Calvin Klein Business

CALVIN KLEIN is a global lifestyle brand built on iconic essentials and powered by bold, progressive ideals. CALVIN KLEIN continues to generate compelling brand and cultural relevancy by evolving and driving consumer engagement. The CALVIN KLEIN brands are unified by a dedicated brand purpose with a focus on “defying the boundaries of self-expression.”
We established a Consumer Marketing Organization (the “CMO”) in 2019, which encompasses the business’s marketing, communications, social media, celebrity dressing and special events, while also building personalized relationships and tailoring the overall consumer experience through highly specialized teams. We believe that this enhanced marketing approach will better meet our consumers’ needs as we adapt to their rapidly changing demands.

We celebrated five decades of iconic brand history with a special capsule collection in 2019, which was accompanied by a marketing campaign featuring Justin Bieber back in his CALVIN KLEIN UNDERWEAR, alongside wife Hailey Bieber, musicians A$AP Rocky and Troye Sivan, and models Kendall Jenner and Liu Wen. We hosted events across Europe, Asia, Brazil, Mexico and Peru as part of the celebration. As well, core to the brand purpose, we created unique product moments, including a CALVIN KLEIN Pride capsule collection — a celebration of self-expression, confidence and inclusivity. The collection, which featured jeans, underwear, swimwear and accessories, was sold globally across all distribution channels.

We continued to evolve our marketing strategy, shifting to a digital and video-first mindset by creating branded content and curated experiences to leverage across social media platforms. A highlight of 2019 was CALVIN KLEIN’s official sponsorship of the Coachella Valley Music and Arts Festival in California, where our Spring 2019 campaign came to life through an immersive experience offering the opportunity to interact with both product and branded content. The activation was recognized by Brandweek with its Constellation Award for best luxury/fashion team.

Calvin Klein also continued to leverage strategic partnerships by balancing global and regional brand ambassadors. Singer-actor Lay Zhang was named CALVIN KLEIN’s first-ever Chinese global ambassador, underscoring the significant long-term opportunity to grow CALVIN KLEIN’s footprint and gain market share across the region. In collaboration with the partnership, we hosted several experiential events, including a surprise performance for fans in Shanghai.

Heritage Brands Business

In our Heritage Brands business, we continued a partnership for Van Heusen with the UFC® that featured MMA fighter Stephen Thompson as brand ambassador. We also continued our largest media campaign to-date for IZOD that features Green Bay Packers quarterback Aaron Rodgers and comedian Colin Jost from Saturday Night Live.

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

We own the CALVIN KLEIN marks and derivative marks in all trademark classes and for all product categories through our ownership of Calvin Klein Trademark Trust (“the Trust”), which is the sole and exclusive title owner of substantially all registrations of the CALVIN KLEIN trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust. The Trust licenses to Calvin Klein and Warnaco on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks.

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

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, low barriers to entry, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous domestic and foreign designers, brands owners, manufacturers and retailers of apparel, accessories and footwear, including, in certain circumstances, the private label brands of our wholesale customers. Additionally, with the shift in consumer shopping preferences driving growth in the digital channel, there are more companies in the apparel sector and an increased level of transparency in pricing and product comparisons, which impacts purchasing decisions. As well, as consumers are increasingly focused on circularity with respect to apparel, companies that enable consumers to rent or purchase pre-owned apparel also impact purchasing decisions.

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

Imports and Import Restrictions

A substantial portion of our products is imported into the United States, Canada, Europe, the Asia-Pacific region and Latin America. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. In addition, each of the countries in which our products are sold has laws and regulations covering imports. The United States and other countries in which our products are sold may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels. We, therefore, maintain a program of intensive monitoring of import restrictions and developments. We seek to minimize, where possible, our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries, including consideration of countries with tariff preference and free trade agreements, and manufacturers, and geographical diversification of our sources of supply. In some instances, production of a specific product category (e.g., swim goggles), component parts or raw materials may be highly concentrated in one country.

The United States and China are involved in a trade dispute that has seen the imposition in 2019 of significant additional tariffs on the products we sell that are imported into the United States from China. Please see our risk factor “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations” in Item 1A, “Risk Factors,” for further discussion.

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

Employees

As of February 2, 2020, we employed approximately 21,500 persons on a full-time basis and approximately 18,500 persons on a part-time basis. Approximately 2% of our employees were represented for the purpose of collective bargaining by four different unions in the United States. Additional persons, some represented by these four unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. In some international markets, a significant percentage of employees are covered by governmental labor arrangements. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	62	Chairman and Chief Executive Officer
Stefan Larsson	45	President
Michael A. Shaffer	57	Executive Vice President and Chief Operating & Financial Officer
Francis K. Duane	63	Vice Chairman and Chief Executive Officer, Heritage Brands
Daniel Grieder	58	Chief Executive Officer, Tommy Hilfiger Global and PVH Europe
Cheryl Abel-Hodges	56	Chief Executive Officer, Calvin Klein
Mark D. Fischer	58	Executive Vice President, General Counsel & Secretary
David F. Kozel	64	Executive Vice President, Chief Human Resources Officer

Mr. Chirico joined us as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1999, President and Chief Operating Officer in 2005, Chief Executive Officer in 2006, and Chairman of the Board in 2007.

Mr. Larsson joined us as President in 2019. From 2015 until 2017, Mr. Larsson was President and Chief Executive Officer and a director of Ralph Lauren Corporation. From 2012 until 2015, he was the Global President of Old Navy, Inc., a division of The Gap, Inc.

Mr. Shaffer has been employed by us since 1990. He served as Senior Vice President, Retail Operations immediately prior to being named Executive Vice President, Finance in 2005, Executive Vice President and Chief Financial Officer in 2006, and Executive Vice President and Chief Operating & Financial Officer in 2012.

Mr. Duane served as President of our Izod division from 1998 until 2001, was named Vice Chairman, Sportswear in 2001, Vice Chairman, Wholesale Apparel in 2006, Chief Executive Officer, Wholesale Apparel in 2012, Chief Executive Officer, Heritage Brands and North America Wholesale in 2013, and Vice Chairman and Chief Executive Officer, Heritage Brands in 2018. Mr. Duane will relinquish his title and duties as Vice Chairman and Chief Executive Officer, Heritage Brands in June 2020, in advance of his retirement in February 2021.

Mr. Grieder has been employed by Tommy Hilfiger since 2004. He served as Chief Executive Officer, Tommy Hilfiger Europe from 2008 until 2014, prior to being named Chief Executive Officer, Tommy Hilfiger Global and PVH Europe in July 2014.

Ms. Abel-Hodges has been employed by us since 2006. She served as President of our Izod division from 2009 until 2015, President, The Underwear Group from 2015 until 2018, was named Group President, Calvin Klein North America and The Underwear Group in 2018, and Chief Executive Officer, Calvin Klein in 2019.

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

A few of our customers account for significant portions of our revenue. Sales to our five largest customers were 18.4% of our revenue in 2019 and 18.9% of our revenue in each of 2018 and 2017. No single customer accounted for more than 10% of our revenue in 2019, 2018 or 2017. Collectively, Macy’s, Inc. (“Macy’s”) and J. C. Penney Corporation, Inc. (“J. C. Penney”), two of our ten largest customers in 2019, have closed approximately 275 stores since 2016 and Macy’s announced plans to close 125 additional stores over the next three years. These store closings have resulted and may continue to result in a decrease in the total amount of purchases made by Macy’s and J. C. Penney. A continued decline in purchases made over the next several years could have a materially adverse effect on our United States wholesale business.

We had an agreement with Macy’s pursuant to which Macy’s was the exclusive department store distributor in the United States of men’s sportswear under the TOMMY HILFIGER brand; G-III, a licensee of the TOMMY HILFIGER brand, had a similar arrangement with Macy’s for women’s sportswear under the TOMMY HILFIGER brand. As a result of these strategic alliances, the success of Tommy Hilfiger’s North American men’s wholesale business and its licensed women’s wholesale business with G-III were substantially dependent on these relationships and on the ability of Macy’s to maintain and increase sales of TOMMY HILFIGER products. Both exclusive arrangements were terminated effective for the Spring 2019 selling season. We cannot assure you that Macy’s will continue to order the same volume of TOMMY HILFIGER products from us, G-III or our other TOMMY HILFIGER licensees, or that other department stores will purchase TOMMY HILFIGER products in sufficient volume to offset any reduction in sales to Macy’s in the future. This could result in a decline in overall revenue and have a material adverse effect on our results of operations.

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

A significant portion of our business strategy involves growing our Tommy Hilfiger and Calvin Klein businesses. Our achievement of revenue and profitability growth from Tommy Hilfiger and Calvin Klein will depend largely upon our ability to:

•	continue to maintain and enhance the distinctive brand identities of the TOMMY HILFIGER and CALVIN KLEIN brands;

•	continue to maintain good working relationships with Tommy Hilfiger’s and Calvin Klein’s licensees;

•	continue to enter into new, or renew or extend existing, licensing agreements for the TOMMY HILFIGER and CALVIN KLEIN brands; and

•	continue to strengthen and expand the Tommy Hilfiger and Calvin Klein businesses.

We cannot assure you that we can successfully execute any of these actions or our growth strategy for these businesses, nor can we assure you that the launch of any additional product lines or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to successfully carry out our growth strategy may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space or add additional product lines, our ability to develop new relationships with retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to continue to develop and grow the Tommy Hilfiger or Calvin Klein business, our financial condition and results of operations may be materially adversely affected.

The success of our Tommy Hilfiger and Calvin Klein businesses depends on the value of our “TOMMY HILFIGER” and “CALVIN KLEIN” brands and, if the value of either of those brands were to diminish, our business could be adversely affected.

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

Our business is heavily dependent on the ability and desire of consumers to travel and shop.

Reduced consumer traffic and purchasing, whether in our own retail stores or in the stores of our wholesale customers, could have a material adverse effect on our financial condition and results of operations. Reductions could result from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, natural disasters, war, terrorist attacks or the perceived threat of war or terrorist attacks. Disease epidemics and other health-related concerns, such as the current COVID-19 outbreak, also could result in (and, in the case of the COVID-19 outbreak, has resulted in) closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments impose mandatory business closures, travel restrictions or the like to prevent the spread of disease. Additionally, political or civil unrests and demonstrations also could affect consumer traffic and purchasing, as was the case with the recent protests in Hong Kong SAR.

Our U.S. retail store operations are a material contributor to our revenue and earnings. The majority of our United States retail stores are located away from major residential centers or near vacation destinations, making travel a critical factor in their success. These retail businesses historically also have had a significant portion of their revenue and earnings attributable to sales to international tourists. In addition to the factors discussed above, international tourism to the United States could be reduced, as could the extent to which international tourists shop at our retail stores, during times of a strengthening United States dollar, particularly the euro, the Brazilian real, the Canadian dollar, the Mexican peso, the Korean won and the Chinese yuan renminbi. A reduction in international tourist traffic or spending therefore could have a material adverse effect on our financial condition and results of operations. In fact in 2019, we did experience a significant decrease in sales to international tourists, which we believe was attributable in part to the strength of the United States dollar and which negatively impacted sales and earnings for our Calvin Klein and Tommy Hilfiger retail businesses in the United States.

Other factors that could affect the success of our stores include:

•	the location of the store or mall, including the location of a particular store within the mall;

•	the other tenants occupying space at the mall;

•	increased competition in areas where the stores are located;

•	the amount of advertising and promotional dollars spent on attracting consumers to the store or mall;

•	the changing patterns of consumer shopping behavior;

•	increased competition from online retailers; and

•	the diversion of sales from our retail stores due to our digital commerce sites.

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

Economic conditions in the past have adversely affected, and in the future may adversely affect, our business, our customers and licensees and their businesses, and our financing and other contractual arrangements, including, for example, as a result of the current COVID-19 outbreak. Such conditions, among other things, have resulted, and in the future may result, in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers and licensees, may cause such customers to reduce or discontinue orders of our products and licensed products sold by our licensees, and may result in customers being unable to pay us for products they have purchased from us and licensees being unable to pay us for royalties owed to us. Financial difficulties of customers and licensees may also affect the ability of our customers and licensees to access credit markets or lead to higher credit risk relating to receivables from customers and licensees.

Future volatility in the financial and credit markets, including the recent volatility due, in part, to the current COVID-19 outbreak, could make it more difficult for us to obtain financing or refinance existing debt when the need arises, including upon maturity, which for our senior unsecured credit facilities is currently scheduled for April 2024, or on terms that would be acceptable to us.

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

The translational impact refers to the impact that changes in exchange rates can have on our results of operations and financial position. The functional currencies of our foreign subsidiaries are generally the applicable local currencies. Our consolidated financial statements are presented in United States dollars. The results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period and our assets and liabilities in local foreign currencies are translated into United States dollars using the closing exchange rate at the balance sheet date. Foreign exchange differences that arise from the translation of our foreign subsidiaries’ assets and liabilities into United States dollars are recorded as foreign currency translation adjustments in other comprehensive (loss) income. Accordingly, our results of operations and other comprehensive (loss) income will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Australian dollar, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies.

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

We are also exposed to foreign exchange risk in connection with our licensing businesses. Most of our licensing agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not generally exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to changes in exchange rates during and up to the last day of the selling period. In addition, certain of our other foreign licensing agreements expose us to changes in exchange rates up to the date we collect payment or convert local currency payments into United States dollars. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be negatively impacted, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted.

We also have exposure to changes in foreign currency exchange rates related to our €950 million aggregate principal amount of euro-denominated senior notes. During times of a strengthening United States dollar against the euro, we could be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes, whereas during times of a weakening United States dollar against the euro, we could be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes.

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

We had outstanding as of February 2, 2020 an aggregate principal amount of $2.725 billion of indebtedness under our senior unsecured credit facilities, our senior unsecured notes and our unsecured debentures. In March 2020, we increased our aggregate borrowings outstanding under our senior unsecured revolving credit facilities, other short-term revolving credit facilities and unsecured commercial paper note program from $50 million at February 2, 2020 to approximately $930 million, in order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 outbreak on our business. Our level of debt could have important consequences to investors, including:

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

•
increasing our vulnerability to general adverse economic and industry conditions because, during periods in which we experience lower earnings and cash flow, such as during the current COVID-19 outbreak, we will be required to devote a proportionally greater amount of our cash flow to paying principal and interest on our debt;

•	limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions, contributions to our pension plans and general corporate requirements;

•
placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, share repurchases, dividend payments, contributions to pension plans and general corporate requirements; and

•
with respect to any borrowings we make at variable interest rates, including under our senior unsecured credit facilities, leaving us vulnerable to increases in interest rates to the extent the borrowings are not subject to an interest rate swap agreement.

In addition, our interest rate swap agreements as well as a portion of the borrowings under our senior unsecured credit facilities that have variable interest rates are tied to the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. We cannot predict the consequences and timing of these developments, which could include an increase in interest expense and may also require the amendment of contracts that reference LIBOR.

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

•
a significant decrease in availability or increase in cost of raw materials, including commodities (particularly cotton), or the ability to use raw materials produced in a country that is a major provider due to political, human rights, labor, environmental, animal cruelty or other concerns

•	a significant decrease in factory and shipping capacity or increase in demand for such capacity;

•	a significant increase in wage and shipping costs;

•	natural disasters, which could result in closed factories and scarcity of raw materials;

•
disease epidemics and health related concerns, such as the current COVID-19 outbreak, which could result in (and in the case of the COVID-19 outbreak, has resulted in certain of the following) closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

The United States government imposed tariffs in 2019 and 2018 on a variety of imports from China into the United States, including certain categories of apparel, footwear and accessories. These additional tariffs, which were included in a trade agreement signed by the United States and China in January 2020, are not expected to be decreased, at least not in the near term, and in the future the United States could impose additional tariffs or increase existing tariffs on goods imported from China into the United States. China is the largest sourcing country of apparel, footwear and accessories for us globally and for most of our licensees. We imported approximately $215 million of inventory into the United States from China in 2019. Accordingly, any tariffs on apparel, footwear and accessories imported from China into the United States result in an increase in our cost of goods sold for that product. We are looking at alternative sourcing options but we may not be able to shift production of inventory bound for the United States from China to other countries. In addition, higher costs in sourcing from other countries, including because others in the industry are looking to move production for the same reason, may make the move price-prohibitive. We may not be able to pass the entire cost increase resulting from the tariffs onto consumers or could choose not to. Any increase in prices to consumers could have an adverse impact on our direct sales to consumers, as well as sales by our wholesale customers and our licensees. Any adverse impact on such sales or increase in our cost of goods sold could have a material adverse effect on our business and results of operations.

If our manufacturers, the manufacturers used by our licensees, or our licensees themselves fail to use legal and ethical business practices, our business could suffer.

We require our manufacturers, the manufacturers used by our licensees and the licensees themselves to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices. We audit, or have third parties audit, the operations of these independent parties to determine compliance. We were a member of the Accord on Fire and Building Safety in Bangladesh and are a member of its successor, the mission of each of which is to improve fire and building safety in Bangladesh’s apparel factories. We also collaborate with factories, suppliers, industry participants and other engaged stakeholders to improve the lives of our factory workers and others in our sourcing communities. However, we do not control our manufacturers, the manufacturers used by our licensees, or our licensees themselves, or their labor, manufacturing and other business practices.

If any of these manufacturers or licensees violates labor, environmental, building and fire safety, or other laws or implements labor, manufacturing or other business practices that are generally regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled and relationships could be terminated. Further, we could be prohibited from importing goods by governmental authorities. In addition, we could be the focus of adverse publicity and our reputation could be damaged. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

We are dependent on third parties to source and manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our businesses.

We rely upon independent third parties for the manufacturing of the vast majority of our apparel, footwear and accessories. A manufacturer’s failure to ship products to us in a timely manner, which has occurred, and may occur in the future, as a result of the current COVID-19 outbreak, or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenue and, consequently, our results of operations.

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

We operate a limited number of distribution facilities and also engage independently operated distribution facilities around the world to warehouse and ship products to our customers and our retail stores, as well as perform related logistics services. Our ability to meet the needs of our wholesale customers and of our retail stores depends on the proper operation of our primary facilities. If any of our primary facilities were to shut down or otherwise become inoperable or inaccessible, including as a result of disease epidemics and other health-related concerns, such as the current COVID-19 outbreak, we could have a substantial loss of inventory or disruptions of deliveries to our customers and our stores, incur significantly higher costs or experience longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could materially and adversely affect our business, financial condition and operating results.

A portion of our revenue is dependent on royalties and licensing.

The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensee, whether due to the termination or expiration of the relationship, the cessation of the licensee’s operations or otherwise (including as a result of financial difficulties of the licensee), without an equivalent replacement, or a significant decline in our licensees’ sales, for example as occurred as a result of the current COVID-19 outbreak, could materially impact our profitability.

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

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights, especially with respect to the TOMMY HILFIGER and CALVIN KLEIN brands, as they enjoy significant worldwide consumer recognition and the generally premium pricing of TOMMY HILFIGER and CALVIN KLEIN brand products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenue. We cannot assure you that the actions we take to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others. We cannot assure you that other third parties will not seek to invalidate our trademarks or block sales of our products as a violation of their own trademarks and intellectual property rights. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. We have in the past been and currently are involved both domestically and internationally in proceedings relating to a company’s claim of prior rights to some of our trademarks or marks similar to some of our brands.

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

•
obtaining sufficient retail floor space at retail and effective presentation of our products at retail, on digital commerce sites operated by our department store customers and pure play digital commerce retailers, and on our digital commerce sites.

The failure to compete effectively or to keep pace with rapidly changing markets could have a material adverse effect on our business, financial condition and results of operations.

Our profitability may decline as a result of increasing pressure on margins.

The apparel industry, particularly in the United States (our largest market), is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers and changes in consumer demand including, for example, as a result of the current COVID-19 outbreak. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our profitability to decline if we are unable to appropriately manage inventory levels or offset price reductions with sufficient reductions in product costs or operating expenses. This could have a material adverse effect on our results of operations, liquidity and financial condition.

If we are unable to manage our inventory effectively and accurately forecast demand for our products, our results of operations could be materially adversely affected.

We have made and continue to make investments in our supply chain management systems and processes that enable us to respond more rapidly to changes in sales trends and consumer demands and enhance our ability to manage inventory. However, we cannot assure you that we will be able to anticipate and respond successfully to changing consumer tastes and style trends or economic conditions and, as a result, we may not be able to manage inventory levels to meet our future order requirements. If we are unable to or fail to accurately forecast consumer demand, including, for example, as a result of the current COVID-19 outbreak, we may experience excess inventory levels or a shortage of product required to meet demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on the reputation of our brands and our profitability. If we underestimate consumer demand for our products, we may not have sufficient inventories of product to meet consumer requirements in a timely manner, which could result in lost revenues, as well as damage to our reputation and relationships.

We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach.

Our ability to manage and operate our business effectively depends significantly on information technology systems, including systems operated by third parties and us and systems that communicate with third parties, including website and mobile applications through which we communicate with our consumers and our employees. We process, transmit, store and maintain information about consumers, employees, and other individuals in the ordinary course of business, including through our digital commerce operations. This includes personally identifiable information protected under applicable laws and the collection and processing of customers’ credit and debit card numbers and reliance on systems maintained by third parties with whom we contract to provide payment processing. The failure of any system to operate effectively or disruption in these systems, which may occur as a result of circumstances beyond our control including fire, natural disasters, power outages and systems disruptions, could require significant remediation costs and adversely impact our operations.

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

We regularly implement new systems and hardware and are currently undertaking a major multi-year SAP S/4 implementation to upgrade of our platforms and systems worldwide. The implementation of new software and hardware involves risks and uncertainties that could cause disruptions, delays or deficiencies in the design, implementation or application of these systems including:
•adversely impacting our operations;

•	increased costs;

•	disruptions in our ability to effectively source, sell or ship our products;

•	delays in collecting payments from our customers; and

•	adversely affecting our ability to timely report our financial results.

Our business, results of operations and financial condition could be materially adversely affected as a result of these implementations. In addition, intended improvements may not be realized. Our business partners and service providers face the same risks, which could also adversely impact our business and operations.

    We are subject to data privacy and security laws and regulations, the number and complexity of which are increasing globally. We may be the subject of enforcement or other legal actions despite our compliance efforts.

We collect, use, store, and otherwise process or rely upon access to data, including personally identifiable information, of consumers, employees, and other individuals in the daily conduct of our business, including through our digital commerce operations. There have been significant developments in the area of data privacy and cybersecurity law and regulation. Significant new laws, such as the European Union’s General Data Protection Regulation, the Brazilian General Data Protection Law and the California Consumer Privacy Act, are continuously being proposed and enacted around the world. These laws and regulations have caused and could continue to cause us to change the way we operate, including in a less efficient manner, in order to comply with local requirements. We have a privacy compliance program but our compliance efforts are not an assurance that we will not be the subject of regulatory or other legal actions. We could expend significant management and associate time and incur significant cost investigating and defending ourselves against the claims in any such matter, which matters also could result in us being the subject of significant fines, judgments or settlements. In addition, any such claim could give rise to significant reputational damage, whether or not we are ultimately successful in defending ourselves.

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

We have direct operations in many countries and the applicable tax rates vary by jurisdiction. As a result, our overall effective tax rate could be materially affected by the relative level of earnings in the various taxing jurisdictions to which our earnings are subject. In addition, the tax laws and regulations in the countries where we operate may be subject to change. Moreover, there may be changes from time to time in interpretation and enforcement of tax law. As a result, we may pay additional taxes if tax rates increase or if tax laws, regulations or treaties in the jurisdictions where we operate are modified by the authorities in an adverse manner.

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

We have significant obligations under our defined benefit pension plans. The funded status of our pension plans is dependent on many factors, including returns on invested plan assets and the discount rate used to measure pension obligations. Unfavorable returns on plan assets, which, for example, may result from recent market volatility due, in part, to the COVID-19 outbreak, a lower discount rate or unfavorable changes in the applicable laws or regulations could materially change the timing and amount of pension funding requirements, which could reduce cash available for our business.
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

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Also, we review our amortizable intangible assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of our goodwill or another intangible asset were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as a result of the current COVID-19 outbreak, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.

As of February 2, 2020, we had approximately $3.678 billion of goodwill and $3.481 billion of other identifiable intangible assets on our balance sheet, which together represented 53% of our total assets. No impairment was recorded in 2019 based on our annual goodwill and other indefinite-lived intangible assets impairment tests. However, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Speedo North America business, which prompted the need for us to perform an interim impairment assessment of our Speedo perpetual license right. As a result of this interim test, the perpetual license right was determined to be impaired and an impairment charge of $116.4 million was recorded. The Speedo transaction was also a triggering event that prompted the need for us to perform an interim goodwill impairment test for the Heritage Brands Wholesale reporting unit, the reporting unit that includes the Speedo North America business. No goodwill impairment resulted from this interim test.

Our balance sheet includes a significant amount of long-lived assets in our retail stores, including operating lease right-of-use assets and property, plant and equipment. A decline in the current and projected cash flows in our retail stores could result in impairment charges, which could be material.

Long-lived assets, such as operating lease right-of-use assets and property, plant and equipment in our retail stores, are tested for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset were to exceed its fair value, the asset would be written down to its fair value and an impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as a result of the current COVID-19 outbreak, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our long-lived assets.

Provisions in our certificate of incorporation and our by-laws and Delaware General Corporation Law could make it more difficult to acquire us and may reduce the market price of our common stock.

Our certificate of incorporation and by-laws contain provisions requiring stockholders who seek to introduce proposals at a stockholders meeting or nominate a person to become a director to provide us with advance notice and certain information, as well as meet certain ownership criteria; permitting the Board of Directors to fill vacancies on the Board; and authorizing the Board to issue shares of preferred stock without approval of our stockholders. These provisions could have the effect of deterring changes of control.

In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by the Board.

The United Kingdom’s withdrawal from the European Union could harm our business and financial results.

Voters in the United Kingdom approved a referendum to withdraw from the European Union (commonly referred to as “Brexit”). The United Kingdom formally withdrew from the European Union on January 31, 2020 and is now in a period of transition until December 31, 2020. During the transition period, the United Kingdom’s trading relationship with the European Union is expected to remain largely the same while the two parties negotiate a trade agreement as well as other aspects of the United Kingdom’s relationship with the European Union. The uncertainty surrounding the terms of the United Kingdom’s future relationship with the European Union after December 31, 2020 and its consequences could adversely impact consumer and investor confidence and the level of consumer purchases of discretionary items and retail products, including our products. The eventual terms upon which the withdrawal occurs (which could leave the United Kingdom without a trade agreement with the European Union) also could significantly disrupt the free movement of goods, services and people between the United Kingdom and the European Union and may result in increased legal and regulatory complexities and higher costs of conducting business in Europe. Volatility in the value of the British pound sterling, the euro and other European currencies could also result. Any of these effects, among others, could adversely affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties that we occupied as of February 2, 2020 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate and Heritage Brands administrative offices and showrooms	Leased	209,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	474,000
New York, New York	Tommy Hilfiger administrative offices and showrooms	Leased	220,000
Bridgewater, New Jersey	Corporate and retail administrative offices	Leased	285,000
Banksmeadow, Australia	Tommy Hilfiger, Calvin Klein and Heritage Brands administrative offices, showrooms, warehouse and distribution center	Leased	243,000	(1)
Milperra, Australia	Warehouse and distribution center	Leased	86,000	(1)
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices, warehouse and showrooms	Leased	499,000
Venlo/Oud Gastel, The Netherlands	Warehouse and distribution centers	Leased	2,051,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Palmetto, Georgia	Warehouse and distribution center	Leased	983,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	778,000
Montreal, Canada	Administrative offices, warehouse and distribution center	Leased	183,000
Hong Kong SAR, China	Corporate, Tommy Hilfiger and Calvin Klein administrative offices	Leased	163,000
Hawassa, Ethiopia	Manufacturing facility	Leased	155,000
Dusseldorf, Germany	Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	91,000
Cypress, California	Speedo administrative offices	Leased	69,000	(2)
Shanghai, China	Tommy Hilfiger and Calvin Klein administrative offices	Leased	74,000

(1)	We occupy properties in Australia since May 2019 in connection with the Australia acquisition.

(2)
Our Speedo administrative offices in Cypress, California will no longer be occupied by us following the pending sale of our Speedo North America business to Pentland, which is expected to close in the first quarter of 2020, subject to customary conditions. Please see Note 4, “Assets Held For Sale,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

In addition, as of February 2, 2020, we leased certain other administrative offices and showrooms in various domestic and international locations. We also leased and operated as of February 2, 2020 over 1,800 retail locations in the United States, Canada, Europe, Asia-Pacific, and Brazil.

Information with respect to maturities of the Company’s lease liabilities in which we are a lessee is included in Note 17, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

We are a party to certain litigations which, in management’s judgment based, in part, on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PVH.” Certain information with respect to the dividends declared on our common stock appear in the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest included in Item 8 of this report. Please see Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 19, 2020, there were 562 stockholders of record of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
November 4, 2019 -
December 1, 2019	333,392	$97.47	332,451	$752,514,829
December 2, 2019 -
January 5, 2020	381,889	102.92	381,441	713,255,373
January 6, 2020 -
February 2, 2020	307,761	98.67	304,259	683,257,019
Total	1,023,042	$99.87	1,018,151	$683,257,019
___________________

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

(2)
Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2019 principally in connection with the settlement of restricted stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the S&P 500 Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended February 2, 2020.

Value of $100.00 invested after 5 years:

Our Common Stock	$79.62
S&P 500 Index	$179.17
S&P 500 Apparel, Accessories & Luxury Goods Index	$78.24

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Five Year Financial Summary” on pages F-70 and F-71.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest global apparel companies in the world and, in March 2020, we marked our 100-year anniversary as a listed company on the New York Stock Exchange. We manage a diversified brand portfolio, including TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean), Warner’s, Olga, True&Co. and Geoffrey Beene. Our brand portfolio also consists of various other owned, licensed and, to a lesser extent, private label brands. We entered into a definitive agreement on January 9, 2020 to sell our Speedo North America business to Pentland and, upon closing of the sale, we will no longer license the Speedo trademark. The Speedo transaction is expected to close in the first quarter of 2020. The closing is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which has been received.

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

Our revenue was $9.9 billion in 2019, of which over 50% was generated outside of the United States. Our global lifestyle brands, TOMMY HILFIGER and CALVIN KLEIN, together generated approximately 85% of our revenue.

RESULTS OF OPERATIONS

COVID-19 Outbreak

The COVID-19 outbreak is having a significant impact on our business, financial condition, cash flows and results of operations in 2020.

Virus-related concerns, reduced travel, temporary store closures and government-imposed restrictions have resulted in sharply reduced traffic and consumer spending trends and sales stoppages in our retail stores and in the stores of our wholesale customers in virtually all key markets during the first quarter of 2020. In addition, our supply chain had been disrupted and may experience future disruptions as a result of either closed factories or factories with reduced workforces. Our licensees’ sales and their supply chain are also being negatively impacted by the COVID-19 outbreak, which in turn negatively impacts our royalty revenue.

There is significant uncertainty about the duration and extent of the impact of the COVID-19 outbreak; however, there will be a significant negative impact to our 2020 revenue and net income.

Further, our fourth quarter of 2019 earnings were negatively impacted compared to the prior year period by $22 million of additional inventory reserves that we recorded in anticipation of the lower sales trends projected in 2020 as a result of the onset of the COVID-19 outbreak.

Operations Overview

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, swim products, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) approximately 1,830 Company-operated free-standing retail store locations worldwide under our TOMMY HILFIGER, CALVIN KLEIN and certain of our heritage brands trademarks, (b) approximately 1,500 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and CALVIN KLEIN trademarks, and (c) digital commerce sites in over 30 countries under our TOMMY HILFIGER and CALVIN KLEIN trademarks and in the United States through our directly operated digital commerce sites for Speedo, True&Co., Van Heusen, and IZOD, as well as our

styleBureau.com site. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

We have entered into the following transactions that have impacted our results of operations and the comparability among the years, including our 2020 expectations as compared to 2019, as discussed below:

•
We entered into a definitive agreement on January 9, 2020 to sell our Speedo North America business to Pentland for $170 million in cash, subject to a working capital adjustment, as described above. We recorded a pre-tax noncash loss of $142 million in the fourth quarter of 2019 related to the Speedo transaction and expected deconsolidation of the net assets of the business, consisting of (i) a noncash impairment of our perpetual license right for the Speedo trademark and (ii) a noncash loss to reduce the carrying value of the business to its estimated fair value, less costs to sell.

•
We entered into agreements on July 3, 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses in order to consolidate the socks and hosiery businesses for all of our brands in the United States and Canada in a newly formed joint venture, PVH Legwear, in which we own a 49% economic interest, and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. PVH Legwear was formed with a wholly owned subsidiary of our former Heritage Brands socks and hosiery licensee, and licenses from us the rights to distribute and sell TOMMY HILFIGER, CALVIN KLEIN, IZOD, Van Heusen and Warner’s socks and hosiery beginning in December 2019. We recorded a pre-tax charge of $60 million during 2019 in connection with these agreements.

•
We completed the Australia and TH CSAP acquisitions in the second quarter of 2019. The Australia acquisition closed on May 31, 2019. Prior to the closing, we, along with Gazal, jointly owned and managed a joint venture, PVH Australia, which licensed and operated businesses under the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, along with other owned and licensed brands. PVH Australia came under our full control as a result of the Australia acquisition and we now operate directly those businesses. The aggregate net purchase price for the shares acquired was $59 million, net of cash acquired and after taking into account the proceeds from the divestiture to a third party of an office building and warehouse owned by Gazal in June 2019. We completed the TH CSAP acquisition on July 1, 2019 for $74 million, as a result of which we now operate directly the Tommy Hilfiger retail business in the Central and Southeast Asia market. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

In connection with the Australia and TH CSAP acquisitions, we recorded an aggregate net pre-tax gain of $83 million during 2019, including (i) a noncash gain of $113 million to write up our existing equity investments in Gazal and PVH Australia to fair value, partially offset by (ii) $21 million of pre-tax costs, primarily consisting of noncash valuation adjustments and one-time expenses recorded on our equity investments in Gazal and PVH Australia prior to the Australia acquisition closing, and (iii) a $9 million expense recorded in interest expense, net resulting from the remeasurement of our mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

•
We entered into a licensing agreement on May 30, 2019 with G-III for the design, production and wholesale distribution of CALVIN KLEIN JEANS women’s jeanswear collections in the United States and Canada, which resulted in the discontinuation of our directly operated Calvin Klein North America women’s jeanswear wholesale business in 2019.

•
We refinanced on April 29, 2019 our senior credit facilities and recorded pre-tax debt modification and extinguishment charges of $5 million. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

•
We closed our TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) in the first quarter of 2019 and recorded pre-tax costs of $55 million, primarily consisting of noncash lease asset impairments. Please see Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the noncash lease asset impairments.

•
We announced on January 10, 2019 a restructuring in connection with strategic changes for our Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes included (i) the closure of the CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), (ii) the closure of the flagship store on Madison Avenue in New York, New

York (collectively with (i), the “CK Collection closure”), (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. All costs related to this restructuring were incurred by the end of 2019. We recorded pre-tax costs of $103 million during 2019 in connection with the Calvin Klein restructuring, consisting of a $30 million noncash lease asset impairment resulting from the closure of the flagship store on Madison Avenue in New York, New York, $26 million of contract termination and other costs, $26 million of severance, $9 million of other noncash asset impairments and $13 million of inventory markdowns. We recorded pre-tax costs of $41 million in the fourth quarter of 2018, consisting of $27 million of severance, $7 million of noncash asset impairments, $4 million of contract termination and other costs and $2 million of inventory markdowns. Please see Note 18, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

•
We acquired on September 1, 2017 the Tommy Hilfiger and Calvin Klein wholesale and concessions businesses in Belgium and Luxembourg from a former agent (the “Belgian acquisition”) for $12 million. As a result of this acquisition, we now operate directly our Tommy Hilfiger and Calvin Klein businesses in this region.

•
We acquired on March 30, 2017 True & Co., a direct-to-consumer intimate apparel digital-centric retailer, for $28 million, net of $400,000 of cash acquired. This acquisition enabled us to participate further in the fast-growing online channel and provided a platform to increase innovation, data-driven decisions and speed in the way we serve our consumers across our channels of distribution.

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

•
We acquired on April 13, 2016 the 55% ownership interests in our former joint venture for TOMMY HILFIGER in China that we did not already own (the “TH China acquisition”). As a result of the TH China acquisition, we now operate directly our Tommy Hilfiger business in this market. We recorded pre-tax charges of $24 million and $27 million in 2018 and 2017, respectively, primarily consisting of noncash amortization of short-lived assets.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 50% of our 2019 revenue was subject to foreign currency translation. The United States dollar strengthened against most major currencies in the latter part of 2018 and in 2019, particularly the euro, which is the foreign currency in which we transact the most business. As a result, our 2019 revenue and net income decreased by approximately $215 million and $25 million, respectively, as compared to 2018 due to the impact of foreign currency translation. We currently expect a decrease in our revenue and net income in 2020 as compared to 2019 due to the impact of foreign currency translation.

There is also a transactional impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. As with translation, our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations in the year following their inception, as the underlying inventory hedged by the contracts is sold. Our 2019 net income included a slight benefit as compared to 2018 as a result of this transactional impact. However, the unfavorable impact of a strengthening United States dollar against most major currencies in the latter part of 2018 and in 2019, particularly the euro, is expected to negatively impact our gross margin during 2020. Additionally, there is a transactional impact related to changes in SG&A expenses as a result of fluctuations in foreign currency exchange rates. We currently expect a decrease in our net income in 2020 as compared to 2019 due to the transactional impact.

Further, we have exposure to changes in foreign currency exchange rates related to our €950 million aggregate principal amount of euro-denominated senior notes that we had issued in the United States. The strengthening of the United States dollar against the euro would require us to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments, whereas the weakening of the United States dollar against the euro would require us to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments. We designated the carrying amount of these euro-denominated senior notes that we had issued in the United States as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings at the end of each period is recorded in equity.

Retail comparable store sales discussed below refer to sales from Company-operated retail stores that have been open and operated by us for at least 12 months, as well as sales from Company-operated digital commerce sites for those businesses and regions that have operated the related digital commerce site for at least 12 months. Sales from retail stores and Company-operated digital commerce sites that are closed or shut down during the year are excluded from the calculation of retail comparable store sales. Sales for retail stores that are relocated, materially altered in size or closed for a prolonged period of time and sales from Company-operated digital commerce sites that are materially altered are also excluded from the calculation of retail comparable store sales until such stores or sites have been in their new location or in their newly renovated state, as applicable, for at least 12 months. Retail comparable store sales are based on local currencies and comparable weeks. As a result of the 53rd week in 2017, the 2018 retail comparable store sales are more appropriately compared with the 52 week period ended February 4, 2018 (which excludes for this purpose the first week of 2017). As such, all 2018 retail comparable store sales are presented on this shifted basis.

The following table summarizes our income statements in 2019, 2018 and 2017:

	2019	2018	2017
(Dollars in millions)
Net sales	$9,400	$9,154	$8,439
Royalty revenue	380	376	366
Advertising and other revenue	129	127	109
Total revenue	9,909	9,657	8,915
Gross profit	5,388	5,308	4,894
% of total revenue	54.4%	55.0%	54.9%
SG&A	4,715	4,433	4,245
% of total revenue	47.6%	45.9%	47.6%
Non-service related pension and postretirement cost	90	5	3
Debt modification and extinguishment costs	5	—	24
Other noncash loss, net	29	—	—
Equity in net income of unconsolidated affiliates	10	21	10
Income before interest and taxes	559	892	632
Interest expense	120	121	128
Interest income	5	5	6
Income before taxes	444	776	510
Income tax expense (benefit)	29	31	(26)
Net income	415	745	536
Less: Net loss attributable to redeemable non-controlling interest	(2)	(2)	(2)
Net income attributable to PVH Corp.	$417	$746	$538

Total Revenue

Total revenue was $9.909 billion in 2019, $9.657 billion in 2018 and $8.915 billion in 2017. Revenue in 2017 included the benefit of a 53rd week. The increase in revenue of $252 million, or 3%, in 2019 as compared to 2018 was due principally to the net effect of the following items:

•
The net addition of an aggregate $367 million of revenue, or an 8% increase over the prior year, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $129 million, or 3%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 15% (including a 5% negative foreign currency impact), driven principally by outperformance in Europe and the addition of revenue resulting from the Australia and TH CSAP acquisitions. Tommy Hilfiger International comparable store sales increased 9%, including a benefit of 4% from sales on our digital commerce sites. Revenue in our Tommy Hilfiger North America segment decreased 1%, as growth in the North America wholesale business was more than offset by a 6% decline in Tommy Hilfiger North America comparable store sales due to weakness in traffic and consumer spending trends, especially in stores located in international tourist locations.

•
The net reduction of an aggregate $63 million of revenue, or a 2% decrease compared to the prior year, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $85 million, or 2%, related to foreign currency translation. Calvin Klein International segment revenue increased 3% (including a 4% negative foreign currency impact), as continued solid growth in Europe and the addition of revenue resulting from the Australia acquisition were partly offset by the negative impacts of (i) softness experienced in Asia due, in part, to the business disruptions caused by the protests in Hong Kong SAR and the trade tensions between the United States and China and (ii) the reduction of revenue resulting from the CK Collection closure. Calvin Klein International comparable store sales decreased 1%. Revenue in our Calvin Klein North America segment decreased 7%, driven by the effect of the G-III license and a 2% decrease in Calvin Klein North America comparable store sales due to weakness in traffic and consumer spending trends, especially in stores located in international tourist locations.

•
The reduction of an aggregate $52 million of revenue, or a 3% decrease compared the prior year, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, primarily due to weakness in the North America wholesale business and a 2% decline in comparable store sales.

The increase in revenue of $742 million, or 8%, in 2018 as compared to 2017 was due principally to the effect of the following items:

•
The addition of an aggregate $451 million of revenue, or a 12% increase over the prior year, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included the addition of $49 million, or 1%, related to the impact of foreign currency translation. Tommy Hilfiger International segment revenue increased 15% (including a 2% positive foreign currency impact), driven by strong performance across all regions and channels. Tommy Hilfiger International comparable store sales increased 13%. Revenue in our Tommy Hilfiger North America segment increased 6%, principally attributable to strength in the wholesale business and a 5% increase in Tommy Hilfiger North America comparable store sales.

•
The addition of an aggregate $270 million of revenue, or an 8% increase over the prior year, attributable to our Calvin Klein International and Calvin Klein North America segments, which included the addition of $12 million related to the impact of foreign currency translation. Calvin Klein International segment revenue increased 10%, driven by growth in Europe and Asia. Calvin Klein International comparable store sales increased 5%. Revenue in our Calvin Klein North America segment increased 5% primarily as a result of growth in the wholesale business and a 1% increase in Calvin Klein North America comparable store sales.

•
The addition of an aggregate $21 million of revenue, or a 1% increase over the prior year, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. Comparable store sales increased 1%.

There is significant uncertainty with respect to the impact of the COVID-19 outbreak on our business and the businesses of our licensees and other business partners. We currently expect that revenue will decrease significantly in 2020 compared to 2019, inclusive of a negative impact related to foreign currency translation, primarily due to the negative impacts to our businesses caused by the COVID-19 outbreak. Revenue in 2020 is also expected to decrease by approximately $150 million due to the aggregate net effect of reductions resulting from (i) the Speedo transaction, which is expected to close in the first quarter of 2020, and (ii) the G-III license, which commenced in 2019, partially offset by an addition of revenue resulting from (iii) the Australia and TH CSAP acquisitions, which closed in the second quarter of 2019.

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

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross margin for 2019, 2018 and 2017:

	2019	2018	2017
Components of revenue:
Net sales	94.9%	94.8%	94.7%
Royalty, advertising and other revenue	5.1	5.2	5.3
Total	100.0%	100.0%	100.0%
Gross margin	54.4%	55.0%	54.9%

Gross profit in 2019 was $5.388 billion, or 54.4% of total revenue, as compared to $5.308 billion, or 55.0% of total revenue, in 2018. The 60 basis point decrease in gross margin was principally driven by (i) a gross margin decline in our Tommy Hilfiger North America business due to more promotional selling as compared to the prior year, (ii) the impact of additional inventory reserves recorded in the fourth quarter of 2019 in anticipation of lower 2020 sales trends as a result of the onset of the COVID-19 outbreak, (iii) short-lived noncash inventory valuation adjustments recorded in connection with the Australia and TH CSAP acquisitions, and (iv) the negative impact of tariffs imposed on goods imported from China into the United States. These decreases were partially offset by the favorable impact of faster growth in our Tommy Hilfiger

International and Calvin Klein International segments than in our North America segments, as our International segments generally carry higher gross margins, as well as gross margin improvements realized in our Calvin Klein North America business.

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

We currently expect that gross margin in 2020 will decrease as compared to 2019 primarily due to (i) the need for increased promotional selling and inventory liquidation as a result of the COVID-19 outbreak and (ii) the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold. There is significant uncertainty with respect to the impact of the COVID-19 outbreak on our business and the businesses of our licensees and other business partners.

SG&A Expenses

Our SG&A expenses were as follows:

	2019	2018	2017
(In millions)
SG&A expenses	$4,715	$4,433	$4,245
% of total revenue	47.6%	45.9%	47.6%

SG&A expenses in 2019 were $4.715 billion, or 47.6% of total revenue, as compared to $4.433 billion, or 45.9% of total revenue in 2018. The 170 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to (i) an increase in costs incurred in connection with the Calvin Klein restructuring, (ii) the costs incurred in connection with the Socks and Hosiery transaction, and (iii) the costs incurred in connection with the TH U.S. store closures. Also contributing to the increase was a change in the mix of business due to faster growth in our Tommy Hilfiger International and Calvin Klein International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue.

SG&A expenses in 2018 were $4.433 billion, or 45.9% of total revenue, as compared to $4.245 billion, or 47.6% of total revenue in 2017. The 170 basis point decrease in SG&A expenses as a percentage of total revenue was principally attributable to the absence in 2018 of costs that were recorded in 2017 in connection with (i) the Mr. Hilfiger amendment, (ii) the Li & Fung termination, and (iii) the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense. Also contributing to the decrease was a leveraging of expenses in the Tommy Hilfiger business. These decreases were partially offset by (i) a change in the mix of business due to faster growth in our Tommy Hilfiger International and Calvin Klein International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue, (ii) the costs incurred in connection with the Calvin Klein restructuring and (iii) an increase in corporate expenses due, in part, to investments in digital and information technology initiatives.

In light of the negative impacts on our business resulting from the COVID-19 outbreak, we are taking measures to significantly reduce SG&A expenses in 2020. As such, we currently expect our SG&A expenses in 2020 will be significantly lower as compared to 2019, including as a result of the reductions resulting from these measures and the absence in 2020 of costs related to (i) the Calvin Klein restructuring, (ii) the Socks and Hosiery transaction and (iii) the TH U.S. store closures. However, we expect our SG&A expenses as a percentage of total revenue in 2020 will increase as compared to 2019 primarily due to a deleveraging of expenses driven by the expected decline in revenue resulting from the COVID-19 outbreak. There is significant uncertainty with respect to the impact of the COVID-19 outbreak on our business and our SG&A expenses may be subject to significant material change, including as a result of noncash impairments of our property, plant and equipment, operating lease right-of-use assets, or goodwill and other intangible assets that we may recognize as a result of the COVID-19 outbreak.

Non-Service Related Pension and Postretirement Cost

Non-service related pension and postretirement cost in 2019 was $90 million as compared to $5 million in 2018. Non-service related pension and postretirement cost in 2019 and 2018 included actuarial losses on our retirement plans of $98 million and $15 million, respectively. Please see Note 13, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Non-service related pension and postretirement cost in 2018 was $5 million as compared to $3 million in 2017. Non-service related pension and postretirement cost in 2018 included a $15 million actuarial loss on our retirement plans. Non-service related pension and postretirement cost in 2017 included a $9 million loss recorded in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants under which such obligations were transferred to an insurer, as well as a $3 million actuarial loss on our retirement plans. Please see Note 13, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

We currently expect that non-service related pension and postretirement (income) for 2020 will be approximately $15 million compared to non-service related pension and postretirement cost of $90 million in 2019. Our 2019 non-service related pension and postretirement cost included a $98 million actuarial loss on our retirement plans recorded in the fourth quarter. Non-service related pension and postretirement (income) cost recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. Our expectation of 2020 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. However, if recent market volatility due, in part, to the COVID-19 outbreak continues, we may incur a significant actuarial loss in 2020 as a result of the difference between actual and expected returns on plan assets or if there is a decline in discount rates. Our actual 2020 non-service related pension and postretirement (income) cost may be significantly different than our projections.

Debt Modification and Extinguishment Costs

We incurred costs totaling $5 million in 2019 in connection with the refinancing of our senior credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

We incurred costs totaling $24 million in 2017 in connection with the early redemption of our $700 million 4 1/2% senior notes due December 15, 2022. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

Other Noncash Loss, Net

We recorded a pre-tax noncash loss of $142 million in the fourth quarter of 2019 related to the Speedo transaction and expected deconsolidation of the net assets of the Speedo North America business, consisting of a noncash impairment of our perpetual license right for the Speedo trademark, and a noncash loss to reduce the carrying value of the business to its estimated fair value, less costs to sell. Please see Note 4, “Assets Held For Sale,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

We recorded a pre-tax noncash gain of $113 million in the second quarter of 2019 to write up our equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $10 million in 2019 as compared to $21 million in 2018 and $10 million in 2017. These amounts relate to our share of income (loss) from PVH Australia (prior to acquiring it on May 31, 2019 through the Australia acquisition), our joint venture for the TOMMY HILFIGER, CALVIN KLEIN, Warner’s, Olga and Speedo brands in Mexico, our joint ventures for the TOMMY HILFIGER brand in India and Brazil, our joint venture for the CALVIN KLEIN brand in India, and our newly formed PVH Legwear joint venture for the TOMMY HILFIGER, CALVIN KLEIN, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada. (PVH Legwear began operations in December 2019.) Also included is our share of income (loss) from our investments in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) and in Gazal (prior to acquiring it on May 31, 2019 through the Australia acquisition). The equity in net income for 2019 decreased as compared to 2018, primarily due to having only a partial year of income from our investments in Gazal and PVH Australia and one-time expenses of $2 million recorded on our equity investments in Gazal and PVH Australia prior to the Australia acquisition closing. Our investments in the continuing joint ventures and Karl Lagerfeld are being accounted for under the equity method of accounting. Subsequent to the closing of the Australia acquisition, we began to consolidate the operations of Gazal and PVH Australia into our financial statements. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

We currently expect that our equity in net income of unconsolidated affiliates for 2020 will include an increase in income on our investment in PVH Legwear as compared to 2019, as we recognize a full year of income in 2020, offset by a decrease in income on our investments due to the negative impact of the COVID-19 outbreak on our unconsolidated affiliates’ businesses in 2020.

Interest Expense, Net

Net interest expense decreased to $115 million in 2019 from $116 million in 2018 primarily due to lower interest rates on our senior unsecured credit facilities as compared to 2018, partially offset by the $9 million loss on remeasurement of our mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

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

We currently expect that net interest expense in 2020 will increase as compared to 2019. We have increased the aggregate borrowings outstanding under our senior unsecured revolving credit facilities, other short-term revolving credit facilities and unsecured commercial paper note program in 2020 to approximately $930 million in order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 outbreak on our business, and we expect that we may further increase our borrowings under existing or new financing arrangements. There is significant uncertainty with respect to the impact of the COVID-19 outbreak on our business and our interest expense may be subject to further significant increase.

Income Taxes

Income tax expense (benefit) was as follows:

	2019	2018	2017
(Dollars in millions)
Income tax expense (benefit)	$29	$31	$(26)
Income tax expense (benefit) as a % of pre-tax income	6.5%	4.0%	(5.1)%

The United States Tax Cuts and Job Act of 2017 (the “U.S. Tax Legislation”) was enacted on December 22, 2017. The U.S. Tax Legislation is comprehensive and significantly revised the United States tax code. The revisions that significantly impact us are (i) the reduction of the corporate income tax rate from 35.0% to 21.0%, (ii) the imposition of a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated, (iii) the implementation of a modified territorial tax system, (iv) the introduction of a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and a beneficial tax rate to be applied against foreign derived intangible income (known as “FDII”) and (v) the introduction of a base erosion anti-abuse tax measure (known as “BEAT”) that taxes certain payments between United States corporations and their subsidiaries.

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

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings are in international jurisdictions, particularly in the Netherlands and Hong Kong SAR, where income tax rates, coupled with special rates levied on income from certain of our jurisdictional activities, are lower than the United States statutory income tax rate, and reduced our consolidated effective income tax rate during 2019, 2018 and 2017. We expect to benefit from these special rates until 2022. The reduction in the United States statutory income tax rate from 35.0% to 21.0% as a result of the U.S. Tax Legislation did not have a significant impact on our overall effective tax rate due to our mix of earnings.

Our effective income tax rate for 2019 was lower than the 21.0% United States statutory income tax rate primarily due to (i) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation and the settlement of a multi-year audit from an international jurisdiction, which together resulted in a benefit to our effective income tax rate of 11.8%, and (ii) the favorable impact of a tax exemption on the noncash gain recorded to write-up our existing equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition, which resulted in a 5.4% benefit to our effective income tax rate.

The effective income tax rate for 2019 was 6.5% compared with 4.0% in 2018. The 2019 effective income tax rate was higher than the effective income tax rate for 2018 primarily due to (i) the absence of a 5.3% benefit to our 2018 effective income tax rate related to the remeasurement of certain of our net deferred tax liabilities in connection with the legislation enacted in the Netherlands known as the “2019 Dutch Tax Plan” and (ii) the absence of a 3.2% benefit to our 2018 effective income tax rate related to the U.S. Tax Legislation, partially offset by (iii) a favorable change in our uncertain tax positions activity of 8.1%, which includes the benefit to our 2019 effective income tax rate resulting from settlement of a multi-year audit from an international jurisdiction. The variance between the 2019 and 2018 effective income tax rates is also affected by the substantial change in our pre-tax income, which was $444 million in 2019 and $776 million in 2018. As a result, the effect that discrete tax amounts have on the effective income tax rate in each year is not comparable.

Our effective income tax rate for 2018 was lower than the 21.0% United States statutory income tax rate primarily due to (i) a $41 million benefit from the remeasurement of certain of our net deferred tax liabilities in connection with the enactment of the 2019 Dutch Tax Plan, which resulted in a benefit to our effective income tax rate of 5.3%, (ii) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a benefit to our effective income tax rate of 3.7%, (iii) a net tax benefit of $25 million recorded in 2018 to adjust the provisional amount recorded in 2017 in connection with the U.S. Tax Legislation, which resulted in a benefit to our effective income tax rate of 3.2%, and (iv) the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

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
Given the significant uncertainty with respect to the impact of the COVID-19 outbreak on our business and results of operations, we are not able to estimate our effective income tax rate in 2020.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and new regulations, as well as audits by tax authorities and the receipt of new information, which can cause us to change our estimate for uncertain tax positions. Please see Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Redeemable Non-Controlling Interest

We have a joint venture in Ethiopia with Arvind Limited, in which we own a 75% interest. We consolidate the results of PVH Ethiopia in our consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that produces finished products for us for distribution primarily in the United States. The manufacturing facility began operations in 2017.

The net loss attributable to the redeemable non-controlling interest in PVH Ethiopia was immaterial in 2019, 2018 and 2017. We currently expect that the net loss attributable to the redeemable non-controlling interest for 2020 will also be immaterial. Please see Note 7, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at February 2, 2020 was $503 million, an increase of $51 million from the amount at February 3, 2019 of $452 million. The change in cash and cash equivalents included the impact of (i) $325 million of common stock repurchases under the stock repurchase program, (ii) $71 million of long-term debt repayments, (iii) a $59 million net payment made in connection with the Australia acquisition, and (iv) a $74 million payment made in connection with the TH CSAP acquisition.

Cash flow in 2020 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) mandatory long-term debt repayments of approximately $14 million, subject to exchange rate fluctuations, (ii) common stock repurchases under the stock repurchase program of $111 million, which reflects stock repurchases through March 2020 with no further repurchases planned for the remainder of 2020, and (iii) the expected proceeds of $170 million, subject to a working capital adjustment, related to the Speedo transaction, which is expected to close in the first quarter of 2020. In addition, in March 2020 we increased the aggregate borrowings outstanding under our senior unsecured revolving credit facilities, other short-term revolving credit facilities and unsecured commercial paper note program to approximately $930 million, in order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 outbreak on our business. Given the dynamic nature of the COVID-19 outbreak, our estimates of cash flows in 2020 may be subject to material significant change, including as a result of the actual impact of the COVID-19 outbreak on our 2020 earnings, additional borrowings under existing or new financing arrangements, excess inventories, delays in collection of, or inability to collect on, certain trade receivables, and other working capital changes that we may experience as a result of the COVID-19 outbreak.

As of February 2, 2020, approximately $405 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $1.020 billion in 2019 compared to $852 million in 2018. The increase in cash provided by operating activities as compared to the prior year was primarily driven by changes in working capital, including a favorable change in trade receivables and inventories, partially offset by a decrease in net income as adjusted for noncash charges.

In connection with our acquisition of Calvin Klein, we were obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the CALVIN KLEIN brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein were made were wholesale sales by us and our licensees and other partners to retailers. Contingent purchase price payments totaled $16 million and $56 million in 2018 and 2017, respectively. The final payment due to Mr. Klein was made in the second quarter of 2018.

Capital Expenditures

Our capital expenditures in 2019 were $345 million compared to $379 million in 2018. The capital expenditures in 2019 primarily related to (i) investments in new stores and store expansions, (ii) investments to upgrade and enhance our operating, supply chain and logistics systems and our digital commerce platforms and (iii) the expansion of our warehouse and distribution network in North America. We currently expect that capital expenditures for 2020 will decrease to approximately $190 million and will include only certain minimum required expenditures in our retail stores and expenditures for projects currently in progress, primarily related to (i) investments to support the multi-year upgrade of our platforms and systems worldwide and (ii) enhancements to our warehouse and distribution network. Given the dynamic nature of the COVID-19 outbreak, our estimates of capital expenditures in 2020 may be subject to change. Our capital expenditures may differ materially compared to our current expectations as a result.

Investments in Unconsolidated Affiliates

We own a 49% economic interest in our newly formed PVH Legwear joint venture. We made payments of $28 million to PVH Legwear during 2019 to contribute our share of the joint venture funding.

We held an approximately 22% ownership interest in Gazal and a 50% ownership interest in PVH Australia until the closing of the Australia acquisition on May 31, 2019. These investments were accounted for under the equity method of accounting. We derecognized our equity investments in Gazal and PVH Australia and began to consolidate the operations of Gazal and PVH Australia in our financial statements effective with the closing of the transaction. We received aggregate dividends of $6 million, $8 million and $4 million from Gazal and PVH Australia during 2019, 2018 and 2017, respectively.

We acquired a 51% economic interest in a joint venture, Calvin Klein Arvind Fashion Private Limited (“CK India”) in 2013. We sold 1% of our interest for $400,000 in 2017, decreasing our economic interest in CK India to 50%. Prior to the sale, we were not deemed to hold a controlling interest in CK India as the shareholders agreement provided the partners with equal rights. CK India licenses from one of our subsidiaries the rights to the CALVIN KLEIN trademarks in India for certain product categories. We made payments of $2 million to CK India during 2017 to contribute our share of the joint venture funding.

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

We formed with two other parties a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in 2012, in which we have a 40% economic interest. We acquired an approximately 1% additional interest for $300,000 in 2017, increasing our economic interest in TH Brazil to approximately 41%. TH Brazil licenses from one of our subsidiaries the rights to the TOMMY HILFIGER trademarks in Brazil for certain product categories. We made payments of $3 million to TH Brazil during 2017 to contribute our share of the joint venture funding. We issued a note receivable to TH Brazil in 2016 for $12 million, of which $6 million was repaid in 2016 and the remaining balance, including accrued interest, was repaid in 2017.

We, along with Grupo Axo, S.A.P.I. de C.V., formed a joint venture (“PVH Mexico”) in 2016, in which we own a 49% economic interest. PVH Mexico licenses from certain of our wholly owned subsidiaries the rights to distribute and sell certain TOMMY HILFIGER, CALVIN KLEIN, Warner’s, Olga and Speedo brand products in Mexico. We received dividends of $7 million from PVH Mexico during 2019.

Payments made to contribute our share of the joint ventures funding and the repayment of the note receivable we issued to TH Brazil were included in our net cash used by investing activities in our Consolidated Statements of Cash Flows for the respective period. The dividends received from our investments in unconsolidated affiliates were included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Loan to a Supplier

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of our finished goods inventory suppliers, has a wholly owned subsidiary with which we entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $14 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. We received principal payments of $400,000 and $200,000 during 2019 and 2018, respectively. The outstanding balance, including accrued interest, was $13 million and $14 million as of February 2, 2020 and February 3, 2019, respectively.

TH CSAP Acquisition

We completed the acquisition of the Tommy Hilfiger retail business in Central and Southeast Asia on July 1, 2019 for $74 million. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Australia Acquisition

We completed the Australia acquisition on May 31, 2019. This acquisition resulted in a net cash payment of $59 million, including (i) a payment of $118 million, net of cash acquired of $7 million, as cash consideration for the acquisition and (ii) proceeds of $59 million related to the sale of an office building and warehouse owned by Gazal. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

Speedo Transaction

We entered into a definitive agreement on January 9, 2020 to sell our Speedo North America business to Pentland for $170 million in cash, subject to a working capital adjustment. The Speedo transaction is expected to close in the first quarter of 2020, subject to customary closing conditions. Please see Note 4, “Assets Held For Sale,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Dividends

Our common stock has historically paid annual dividends, which totaled $0.15 per share in each of 2019, 2018 and 2017. Dividends on common stock totaled $11 million in 2019 and $12 million in each of 2018 and 2017.

We declared a $0.0375 per share dividend payable to our common stockholders of record as of March 4, 2020, in respect of which we made dividend payments totaling approximately $3 million on March 31, 2020. We have suspended our dividend policy in order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 outbreak on our business. If we were to pay cash dividends totaling $0.15 per share on our common stock in 2020, such dividends would total approximately $11 million based on the number of shares of our common stock outstanding as of

February 2, 2020, our estimate of stock to be issued during 2020 under our stock incentive plans and our estimate of stock repurchases during 2020.

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

During 2019, 2018 and 2017, we purchased approximately 3.4 million shares, 2.2 million shares and 2.2 million shares, respectively, of our common stock under the program in open market transactions for $325 million, $300 million and $250 million, respectively. Purchases of $500,000 were accrued for in the Consolidated Balance Sheet as of February 2, 2020. Purchases of $2 million that were accrued for in the Consolidated Balance Sheet as of February 4, 2018 were paid in 2018. The repurchased shares were held as treasury stock and $683 million of the authorization remained available for future share repurchases as of February 2, 2020.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Mandatorily Redeemable Non-Controlling Interest

The Australia acquisition agreement provided for key members of Gazal and PVH Australia management to exchange a portion of their interests in Gazal for approximately 6% of the outstanding shares in our previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. We are obligated to purchase this 6% interest within two years of the acquisition closing in two tranches as follows: tranche 1 – 50% of the shares one year after the closing, but the holders had the option to defer half of this tranche to tranche 2; and tranche 2 – all remaining shares two years after the closing. With respect to tranche 1, the holders elected not to defer their shares to tranche 2 and as a result we are obligated to purchase all of the tranche 1 shares in the second quarter of 2020. The purchase price for the tranche 1 and tranche 2 shares is based on a multiple of the subsidiary’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) less net debt as of the end of the measurement year, and the multiple varies depending on the level of EBITDA compared to a target. The liability for the mandatorily redeemable non-controlling interest was $33.8 million as of February 2, 2020 based on exchange rates in effect on that date, of which $16.9 million is payable in the second quarter of 2020 for the purchase of the tranche 1 shares. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Financing Arrangements

Our capital structure was as follows at the end of 2019 and 2018:

(In millions)	February 2, 2020	February 3, 2019
Short-term borrowings	$50	$13
Current portion of long-term debt	14	—
Finance lease obligations	15	17
Long-term debt	2,694	2,819
Stockholders’ equity	5,811	5,828

In addition, we had $503 million and $452 million of cash and cash equivalents as of February 2, 2020 and February 3, 2019, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under our senior unsecured credit facilities, as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. We had no borrowings outstanding under these facilities as of

February 2, 2020. The maximum amount of revolving borrowings outstanding under these facilities during 2019 was $378 million. We had $8 million outstanding under our prior senior secured credit facilities as of February 3, 2019 as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. The weighted average interest rate on the funds borrowed as of February 3, 2019 was 4.45%.

Additionally, we have the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities, which now include a facility in Australia as a result of the Australia acquisition, provided for borrowings of up to $132 million based on exchange rates in effect on February 2, 2020 and are utilized primarily to fund working capital needs. We had $50 million and $5 million outstanding under these facilities as of February 2, 2020 and February 3, 2019, respectively. The $50 million of borrowings outstanding as of February 2, 2020 included borrowings under the facility in Australia. The weighted average interest rate on funds borrowed as of February 2, 2020 and February 3, 2019 was 2.56% and 0.21%, respectively. The maximum amount of borrowings outstanding under these facilities during 2019 was $99 million.

Commercial Paper

We established on November 5, 2019 an unsecured commercial paper note program in the United States primarily to fund working capital needs. The program enables us to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance. We had no borrowings outstanding under the commercial paper note program as of February 2, 2020. The maximum amount of borrowings outstanding under the program during 2019 was $370 million.

The commercial paper program allows for borrowings of up to $675 million to the extent that we have borrowing capacity under our United States dollar-denominated revolving credit facility, as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675 million. The maximum aggregate amount of borrowings outstanding under the commercial paper program and the United States dollar-denominated revolving credit facility during 2019 was $567 million, which reflects a brief period of higher aggregate borrowings at the time that we launched the commercial paper program.

Finance Lease Obligations

Our cash payments for finance lease obligations totaled $5 million in each of 2019, 2018 and 2017.

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

We had loans outstanding of $1.570 billion, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities and $20 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of February 2, 2020. We had no borrowings outstanding under the senior unsecured revolving credit facilities as of February 2, 2020.

The terms of the TLA facilities require us to make quarterly repayments of amounts outstanding under the 2019 facilities, which commenced with the calendar quarter ended September 30, 2019. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date for the first eight calendar quarters following the Closing Date, 5.00% per annum of the principal amount outstanding on the Closing Date for the four calendar quarters thereafter and 7.50% per annum of the principal amount outstanding on the Closing Date for the remaining calendar quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the TLA facilities. The outstanding borrowings under the 2019 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments we make would reduce the future required repayment amounts.

We made payments of $71 million on our term loans under the 2019 facilities and we repaid the 2016 facilities in connection with the refinancing of the senior credit facilities during 2019. We made payments of $150 million and $250 million during 2018 and 2017, respectively, on our term loans under the 2016 facilities.

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

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during 2019, 2018 and 2017:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of February 2, 2020	Fixed Rate	Expiration Date
August 2019	February 2020	$50	$—	1.1975%	February 2022
June 2019	February 2020	50	—	1.409%	February 2022
June 2019	June 2019	50	50	1.719%	July 2021
January 2019	February 2020	50	—	2.4187%	February 2021
November 2018	February 2019	139	127	2.8645%	February 2021
October 2018	February 2019	116	103	2.9975%	February 2021
June 2018	August 2018	50	50	2.6825%	February 2021
June 2017	February 2018	306	56	1.566%	February 2020
July 2014	February 2016	683	—	1.924%	February 2018

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of February 2, 2020, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of February 2, 2020, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt.

Contractual Obligations

The following table summarizes, as of February 2, 2020, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2020	2021-2022	2023-2024	Thereafter
(In millions)
Long-term debt(1)	$2,725	$14	$142	$1,906	$663
Interest payments on long-term debt	419	86	159	112	62
Short-term borrowings	50	50
Operating and finance leases(2)	2,274	445	740	443	646
Inventory purchase commitments(3)	883	883
Minimum contractual royalty payments(4)	23	8	11	4
Non-qualified supplemental defined benefit plan(5)	8	1	2	1	4
Information-technology, sponsorships and other commitments(6)	134	103	29	2
Total contractual cash obligations	$6,516	$1,590	$1,083	$2,468	$1,375
______________________

(1)
At February 2, 2020, the outstanding principal balance under senior unsecured Term Loan A facilities was $1.575 billion, which requires mandatory payments through April 29, 2024 (according to the mandatory repayment schedules). We also had outstanding $100 million of 7 3/4% debentures due November 15, 2023, $387 million of 3 5/8% senior unsecured euro notes due July 15, 2024 and $663 million of 3 1/8% senior unsecured euro notes due December 15, 2027.

(2)
We lease Company-operated freestanding retail store locations, warehouses, distribution centers, showrooms, office space and a factory in Ethiopia, as well as certain equipment and other assets. Please see Note 17, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

(3)
Represents contractual commitments that are enforceable and legally binding for goods on order and not received or paid for as of February 2, 2020. Inventory purchase commitments also include fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. Substantially all of these goods are expected to be received and the related payments are expected to be made in 2020. However, in light of the COVID-19 outbreak, some of these orders may be canceled. This amount does not include foreign currency forward exchange contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please see Note 11, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

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

(6)
Information-technology, sponsorships and other commitments represent future cash obligations related to (i) information-technology related service agreements, (ii) sponsorship and advertising agreements, including agreements relating to our sponsorship of the Barclays Center, the Brooklyn Nets, Mercedes-AMG Petronas Motorsport in Formula OneTM racing and certain other professional sports teams and athletes and other similar sponsorships, as well as agreements with celebrities, models and stylists and (iii) the mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition, of which the portion related to tranche 1 shares is payable in 2020 and has been included in the table above. Not included in the table above is the portion of the mandatorily redeemable non-controlling interest related to the tranche 2 shares that is payable in 2021, due to the uncertainty regarding the future cash outflows associated with this obligation. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Not included in the above table are contributions to our qualified defined benefit pension plans, or payments to employees and retirees in connection with our unfunded supplemental executive retirement, supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans, together with the liability for the non-qualified supplemental defined benefit plans included in the above table, are presented in Note 13, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. Currently, we do not expect to make any material contributions to our pension plans in 2020. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $158 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please see Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $36 million of asset retirement obligations related to leased office and retail store locations due to the uncertainty of timing of future cash outflows associated with such obligations. Please see Note 23, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK

Financial instruments held by us as of February 2, 2020 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of February 2, 2020. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. The potential for a significant decrease in short-term interest rates is low due to the currently low rates of return we are receiving on our cash and cash equivalents and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at February 2, 2020, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $500,000 annually. Borrowings under our 2019 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our 2019 facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of February 2, 2020, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, approximately 55% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our long-term debt position at February 2, 2020, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $1 million annually. Please see the section entitled “Liquidity and Capital Resources” above for further discussion of our credit facilities and interest rate swap agreements.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Over 50% of our $9.909 billion of revenue in 2019 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

The translational impact refers to the impact that changes in exchange rates can have on our results of operations and financial position. The functional currencies of our foreign subsidiaries are generally the applicable local currencies. Our consolidated financial statements are presented in United States dollars. The results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period and the assets and liabilities in local foreign currencies are translated into United States dollars using the closing exchange rate at the balance sheet date. Foreign exchange differences that arise from the translation of our foreign subsidiaries’ assets and liabilities into United States dollars are recorded as foreign currency translation adjustments in other comprehensive (loss) income. Accordingly, our results of operations and other comprehensive (loss) income will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Australian dollar, the Canadian dollar and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies.

Our 2019 revenues and net income decreased by approximately $215 million and $25 million, respectively, as compared to 2018 due to the impact of foreign currency translation. We currently expect a decrease in our revenue and net income in 2020 as compared to 2019 due to the impact of foreign currency translation.

In addition, in 2019 we recognized unfavorable foreign currency translation adjustments of $158 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 4% since February 3, 2019. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 33% of our $7.2 billion total goodwill and other intangible assets as of February 2, 2020. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

We currently expect a decrease in our net income in 2020 as compared to 2019 due to the transactional impact.

Given our foreign currency forward exchange contracts outstanding at February 2, 2020, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $105 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we designated the carrying amount of our €950 million aggregate principal amount of euro-denominated senior notes that we had issued in the United States as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $105 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes.

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2020 net benefit cost related to the pension plans of approximately $7 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2020 net benefit cost of approximately $45 million.

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

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for substantially all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends, inventory aging and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable. We believe that all inventory write-downs required at February 2, 2020 have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the current COVID-19 outbreak, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—We determined during each of 2019, 2018 and 2017 that long-lived assets, primarily in certain of our retail stores and shop-in-shops, were not recoverable, which resulted in us recording impairment charges. Additionally, during 2019 we determined that certain operating lease right-of-use assets were impaired primarily as a result of the closure of certain flagship and anchor stores in the United States. In order to calculate these impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. Undiscounted future cash flows were estimated using current sales trends and other factors and, in the case of operating lease right-of-use assets, using estimated sublease income assumptions. If different assumptions had been used, the recorded impairment charges could have been significantly higher or lower. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

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

The U.S. Tax Legislation was enacted on December 22, 2017. The U.S. Tax Legislation is comprehensive and significantly revised the United States tax code. Please see Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8 of this report for further discussion of the impacts of the U.S. Tax Legislation.

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

For the 2019 annual goodwill impairment test, we elected to bypass the qualitative assessment for all reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of our reporting units. The annual goodwill impairment test during 2019 yielded estimated fair values in excess of the carrying amounts for all of our reporting units and therefore the second step of the quantitative goodwill impairment test was not required. The reporting unit with the least excess fair value had an estimated fair value that exceeded its carrying amount by 15%. No impairment of goodwill resulted from our annual impairment test in 2019. In the fourth quarter of 2019, the Speedo transaction was a triggering event that indicated that the amount of goodwill allocated to the Heritage Brands Wholesale reporting unit, the reporting unit that includes the Speedo North America business, could be impaired, prompting the need to perform an interim goodwill impairment test for this reporting unit. No goodwill impairment resulted from this interim test. Please see Note 8, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

For the 2019 annual impairment test of all indefinite-lived intangible assets, except for the Australia reacquired perpetual license rights, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate fair value. For the Australia reacquired perpetual license rights, since only a few months had passed since the acquisition on May 31, 2019 and the business had performed better than initially expected, we determined qualitatively that it was not more likely than not that the fair value of these reacquired perpetual license rights were less than the carrying amount and concluded that the quantitative impairment test was not required. The fair values of all of our indefinite-lived intangible assets substantially exceed their carrying amounts, with the exception of the perpetual license right related to our Speedo North America business, which had a fair value that exceeded its carrying amount by 3% at the testing date. In the fourth quarter of 2019, the Speedo transaction was a triggering event that prompted the need to perform an interim impairment test of this perpetual license right. As a result of this interim test, the perpetual license right was determined to be impaired and an impairment charge of $116 million was recorded to other noncash loss, net in the Consolidated Income Statement. Please see Note 4, “Assets Held For Sale,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There can be no assurance that the estimates and assumptions used in our goodwill and indefinite-lived intangible assets impairment testing performed in 2019 will prove to be accurate predictions of the future. For example, if general macroeconomic conditions deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry or market conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, including cost increases or loss of major customers, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, this could be an indicator that the excess fair value of our reporting units could be lessened and the chance of an impairment of goodwill and other indefinite-lived intangible assets could be raised.

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

The expected long-term rate of return on assets is based on historical returns and the level of risk premium associated with the asset classes in which the portfolio is invested as well as expectations for the long-term future returns of each asset class. The expected long-term rate of return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The expected return on plan assets is recognized quarterly and determined at the beginning of the year by applying the long-term expected rate of return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. At the end of the year, the fair value of the assets is remeasured and any difference between the actual return on assets and the expected return is recorded in earnings as part of the actuarial gain or loss.

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

We revised during each of 2019 and 2018 the mortality assumptions used to determine our benefit obligations based on recently published actuarial mortality tables. These changes in life expectancy resulted in changes to the period for which we expect benefits to be paid. In 2019 and 2018, the decrease in life expectancy decreased our benefit obligations and future expense.

We also periodically review and revise, as necessary, other plan assumptions such as rates of compensation increases, retirement, and termination based on historical experience and anticipated future management actions. We have not historically had significant adjustments to these assumptions.

Actual results could differ from our assumptions, which would require adjustments to our balance sheet and could result in volatility in our future net benefit cost. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2020 net benefit cost related to the pension plans of approximately $7 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2020 net benefit cost of approximately $45 million.

Note 13, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth certain significant rate assumptions and information regarding our target asset allocation, which are used in performing calculations related to our pension plans.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-65 and F-66.

Changes in Internal Control over Financial Reporting

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2020. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2020. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to our Board of Directors and with respect to our Audit & Risk Management Committee, our Audit Committee Financial Expert and our Code of Ethics for the Chief Executive and Senior Financial Officers is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2020.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons,” “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2020.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditor” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2020.

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

+4.6	Description of Securities

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

*10.5
Third Amended and Restated Employment Agreement, dated as of May 20, 2019, between PVH Corp. and Emanuel Chirico (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 22, 2019).

*10.6
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

*10.8	PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 26, 2013).

*10.9	PVH Corp. Long-Term Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 26, 2013).

*10.10
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

*10.11
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

*10.12
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

*10.13
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

*10.16
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

*10.17
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

10.19
Credit and Guaranty Agreement, dated as of April 29, 2019, among PVH Corp., PVH Asia Limited, PVH B.V., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, JPMorgan Chase Bank, N.A. as Documentation Agent, Joint Lead Arranger and Joint Lead Bookrunner, Royal Bank of Canada as Documentation Agent, MUFG Securities Americas Inc. as Documentation Agent, US Bancorp as Documentation Agent, Wells Fargo Securities, LLC as Documentation Agent and RBC Capital Markets, LLC as Joint Lead Arranger and Joint Lead Bookrunner (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 5, 2019).

*10.20	Schedule of Non-Management Directors’ Fees, effective June 16, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended July 31, 2016).

*+10.21	Schedule of Non-Management Directors’ Fees, effective June 20, 2019.

*10.22
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

*10.23
 Employment Agreement, dated as of March 20, 2017, between PVH Europe B.V. and Daniel Grieder (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended April 30, 2017).

*10.24
European Management Term Sheet, dated as of March 10, 2010, between Phillips-Van Heusen Corporation, Tommy Hilfiger Europe and Daniel Grieder (incorporated by reference to Exhibit 10.28 to our Annual Report on From 10-K for fiscal year ended January 31, 2016).

*10.25	Employment Agreement, effective as of June 3, 2019, between PVH Corp. and Stefan Larsson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 22, 2019).

*10.26
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

*10.27	Employment Agreement, dated as of February 14, 2020, between PVH Corp. and Cheryl Abel-Hodges (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2020).

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

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

Dated: April 1, 2020

PVH CORP.

By:	/s/ EMANUEL CHIRICO
Emanuel Chirico
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL CHIRICO	Chairman and Chief Executive Officer	April 1, 2020
Emanuel Chirico	(Principal Executive Officer)

/s/ MICHAEL SHAFFER	Executive Vice President and Chief Operating &	April 1, 2020
Michael Shaffer	Financial Officer (Principal Financial Officer)

/s/ JAMES W. HOLMES	Senior Vice President and Controller	April 1, 2020
James W. Holmes	(Principal Accounting Officer)

/s/ MARY BAGLIVO	Director	April 1, 2020
Mary Baglivo

/s/ BRENT CALLINICOS	Director	April 1, 2020
Brent Callinicos

/s/ JUAN R. FIGUEREO	Director	April 1, 2020
Juan R. Figuereo

/s/ JOSEPH B. FULLER	Director	April 1, 2020
Joseph B. Fuller

/s/ JUDITH AMANDA SOURRY KNOX	Director	April 1, 2020
Judith Amanda Sourry Knox

/s/ V. JAMES MARINO	Director	April 1, 2020
V. James Marino

/s/ GERALDINE (PENNY) MCINTYRE	Director	April 1, 2020
Geraldine (Penny) McIntyre

/s/ AMY MCPHERSON	Director	April 1, 2020
Amy McPherson

/s/ HENRY NASELLA	Director	April 1, 2020
Henry Nasella

/s/ EDWARD R. ROSENFELD	Director	April 1, 2020
Edward R. Rosenfeld

/s/ CRAIG RYDIN	Director	April 1, 2020
Craig Rydin

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements—Years Ended February 2, 2020, February 3, 2019 and February 4, 2018	F-2

Consolidated Statements of Comprehensive Income—Years Ended February 2, 2020, February 3, 2019, and February 4, 2018	F-3

Consolidated Balance Sheets—February 2, 2020 and February 3, 2019	F-4

Consolidated Statements of Cash Flows—Years Ended February 2, 2020, February 3, 2019 and February 4, 2018	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest—Years Ended February 2, 2020, February 3, 2019 and February 4, 2018	F-6

Notes to Consolidated Financial Statements	F-7

Selected Quarterly Financial Data - Unaudited	F-63

Management’s Report on Internal Control Over Financial Reporting	F-65

Reports of Independent Registered Public Accounting Firm	F-66

Five Year Financial Summary	F-70

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-72

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	2019	2018	2017
Net sales	$9,400.0	$9,154.2	$8,439.4
Royalty revenue	379.9	375.9	366.3
Advertising and other revenue	129.1	126.7	109.1
Total revenue	9,909.0	9,656.8	8,914.8
Cost of goods sold (exclusive of depreciation and amortization)	4,520.6	4,348.5	4,020.4
Gross profit	5,388.4	5,308.3	4,894.4
Selling, general and administrative expenses	4,715.2	4,432.8	4,245.2
Non-service related pension and postretirement cost	90.0	5.1	3.0
Debt modification and extinguishment costs	5.2	—	23.9
Other noncash loss, net	28.9	—	—
Equity in net income of unconsolidated affiliates	9.6	21.3	10.1
Income before interest and taxes	558.7	891.7	632.4
Interest expense	120.0	120.8	128.5
Interest income	5.3	4.7	6.3
Income before taxes	444.0	775.6	510.2
Income tax expense (benefit)	28.9	31.0	(25.9)
Net income	415.1	744.6	536.1
Less: Net loss attributable to redeemable non-controlling interest	(2.2)	(1.8)	(1.7)
Net income attributable to PVH Corp.	$417.3	$746.4	$537.8
Basic net income per common share attributable to PVH Corp.	$5.63	$9.75	$6.93
Diluted net income per common share attributable to PVH Corp.	$5.60	$9.65	$6.84

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	2019	2018	2017
Net income	$415.1	$744.6	$536.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(157.8)	(361.3)	561.3
Net unrealized and realized (loss) gain related to effective cash flow hedges, net of tax (benefit) expense of $(1.0), $3.2 and $0.1	(4.1)	101.8	(99.1)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $9.6, $22.5 and $(28.7)	29.7	73.1	(70.8)
Total other comprehensive (loss) income	(132.2)	(186.4)	391.4
Comprehensive income	282.9	558.2	927.5
Less: Comprehensive loss attributable to redeemable non-controlling interest	(2.2)	(1.8)	(1.7)
Comprehensive income attributable to PVH Corp.	$285.1	$560.0	$929.2
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	February 2, 2020	February 3, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$503.4	$452.0
Trade receivables, net of allowances for doubtful accounts of $21.1 and $21.6	741.4	777.8
Other receivables	23.7	26.0
Inventories, net	1,615.7	1,732.4
Prepaid expenses	159.9	168.7
Other	112.9	81.7
Assets held for sale	237.2	—
Total Current Assets	3,394.2	3,238.6
Property, Plant and Equipment, net	1,026.8	984.5
Operating Lease Right-of-Use Assets	1,675.8	—
Goodwill	3,677.6	3,670.5
Tradenames	2,830.2	2,863.7
Other Intangibles, net	650.5	705.5
Other Assets, including deferred taxes of $40.3 and $40.5	375.9	400.9
Total Assets	$13,631.0	$11,863.7
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$882.8	$924.2
Accrued expenses	929.6	891.6
Deferred revenue	64.7	65.3
Current portion of operating lease liabilities	363.5	—
Short-term borrowings	49.6	12.8
Current portion of long-term debt	13.8	—
Liabilities related to assets held for sale	57.1	—
Total Current Liabilities	2,361.1	1,893.9
Long-Term Portion of Operating Lease Liabilities	1,532.0	—
Long-Term Debt	2,693.9	2,819.4
Other Liabilities, including deferred taxes of $558.1 and $565.2	1,234.5	1,322.4
Redeemable Non-Controlling Interest	(2.0)	0.2
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 85,890,276 and 85,446,141 shares issued	85.9	85.4
Additional paid in capital – common stock	3,075.4	3,017.3
Retained earnings	4,753.0	4,350.1
Accumulated other comprehensive loss	(640.1)	(507.9)
Less: 13,597,113 and 10,042,510 shares of common stock held in treasury, at cost	(1,462.7)	(1,117.1)
Total Stockholders’ Equity	5,811.5	5,827.8
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$13,631.0	$11,863.7

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2019		2018		2017
OPERATING ACTIVITIES
Net income	$415.1		$744.6		$536.1
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	323.8		334.8		324.9
Equity in net income of unconsolidated affiliates	(9.6)		(21.3)		(10.1)
Deferred taxes	(72.9)		(113.3)	(1)	(224.6)	(1)
Stock-based compensation expense	56.1		56.2		44.9
Impairment of long-lived assets	109.9	(2)	17.9		7.5
Actuarial loss on retirement and benefit plans	97.8		15.0		2.5
Settlement loss on retirement plans	—		—		9.4
Debt modification and extinguishment costs	5.2		—		23.9
Other noncash loss, net	28.9		—		—
Changes in operating assets and liabilities:
Trade receivables, net	(17.1)		(151.4)		3.3
Other receivables	1.0		10.7		(11.7)
Inventories, net	121.4		(212.1)		(163.5)
Accounts payable, accrued expenses and deferred revenue	47.8		112.9		185.9
Prepaid expenses	(14.4)		8.5		(41.0)
Employer pension contributions	(0.7)		(10.0)		(0.3)
Contingent purchase price payments to Mr. Calvin Klein	—		(15.9)		(55.6)
Other, net	(72.0)		75.9		12.6
Net cash provided by operating activities	1,020.3		852.5		644.2
INVESTING ACTIVITIES(3)
Acquisitions, net of cash acquired	(192.4)		(15.9)		(40.1)
Purchases of property, plant and equipment	(345.2)		(379.5)		(358.1)
Proceeds from sale of building	59.4		—		3.4
Investments in unconsolidated affiliates	(27.7)		—		(14.2)
Payment received on advance to unconsolidated affiliate	—		—		6.3
Net cash used by investing activities	(505.9)		(395.4)		(402.7)
FINANCING ACTIVITIES(2)
Net (payments on) proceeds from short-term borrowings	(12.1)		(6.7)		0.4
Proceeds from 2019 facilities, net of related fees	1,639.8		—		—
Repayment of 2016 facilities	(1,649.3)		—		—
Repayment of 2019 facilities	(70.6)		—		—
Proceeds from 3 1/8% senior notes, net of related fees	—		—		701.6
Redemption of 4 1/2% senior notes, including premium	—		—		(715.8)
Repayment of 2016/2014 facilities	—		(150.0)		(250.0)
Net proceeds from settlement of awards under stock plans	2.5		20.4		30.0
Cash dividends	(11.3)		(11.6)		(11.9)
Acquisition of treasury shares	(345.1)		(325.2)		(259.1)
Payments of finance lease liabilities	(5.5)		(5.4)		(5.1)
Tommy Hilfiger India contingent purchase price payments	—		—		(0.8)
Contributions from non-controlling interest	—		—		1.7
Net cash used by financing activities	(451.6)		(478.5)		(509.0)
Effect of exchange rate changes on cash and cash equivalents	(11.4)		(20.5)		31.3
Increase (decrease) in cash and cash equivalents	51.4		(41.9)		(236.2)
Cash and cash equivalents at beginning of year	452.0		493.9		730.1
Cash and cash equivalents at end of year	$503.4		$452.0		$493.9
(1) Includes the impact of the U.S. Tax Legislation in 2018 and 2017 and the impact of the 2019 Dutch Tax Plan in 2018.
Please see Note 10 for further information.
(2) Noncash impairment charge of $116.4 million related to the sale of the Speedo North America business is included in Other noncash loss, net. Please see Note 4 for further information.
(3) Please see Note 20 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(In millions, except share and per share data)

		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 29, 2017	$2.0	$—	83,923,184	$83.9	$2,866.2	$3,098.0	$(710.8)	$(532.8)	$4,804.5
Net income attributable to PVH Corp.						537.8			537.8
Foreign currency translation adjustments							561.3		561.3
Net unrealized and realized loss related to effective cash flow hedges, net of tax expense of $0.1							(99.1)		(99.1)
Net loss on net investment hedges, net of tax benefit of $28.7							(70.8)		(70.8)
Comprehensive income attributable to PVH Corp.									929.2
Reclassification related to the adoption of accounting guidance for certain tax effects in connection with the U.S. Tax Legislation						2.1	(2.1)		—
Cumulative-effect adjustment related to the adoption of accounting guidance for share-based payment award transactions					1.1	(0.8)			0.3
Settlement of awards under stock plans			927,895	1.0	29.0				30.0
Stock-based compensation expense					44.9				44.9
Cash dividends ($0.15 per common share)						(11.9)			(11.9)
Acquisition of 2,300,657 treasury shares								(260.6)	(260.6)
Contributions from the minority shareholder	1.7
Net loss attributable to redeemable non-controlling interest	(1.7)
February 4, 2018	2.0	—	84,851,079	84.9	2,941.2	3,625.2	(321.5)	(793.4)	5,536.4
Net income attributable to PVH Corp.						746.4			746.4
Foreign currency translation adjustments							(361.3)		(361.3)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $3.2							101.8		101.8
Net gain on net investment hedges, net of tax expense of $22.5							73.1		73.1
Comprehensive income attributable to PVH Corp.									560.0
Cumulative-effect adjustment related to the adoption of accounting guidance for revenue recognition						(1.9)			(1.9)
Cumulative-effect adjustment related to the adoption of accounting guidance for income tax accounting on intercompany sales or transfers of assets other than inventory						(8.0)			(8.0)
Settlement of awards under stock plans			595,062	0.5	19.9				20.4
Stock-based compensation expense					56.2				56.2
Cash dividends ($0.15 per common share)						(11.6)			(11.6)
Acquisition of 2,370,193 treasury shares								(323.7)	(323.7)
Net loss attributable to redeemable non-controlling interest	(1.8)
February 3, 2019	0.2	—	85,446,141	85.4	3,017.3	4,350.1	(507.9)	(1,117.1)	5,827.8
Net income attributable to PVH Corp.						417.3			417.3
Foreign currency translation adjustments							(157.8)		(157.8)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $1.0							(4.1)		(4.1)
Net gain on net investment hedges, net of tax expense of $9.6							29.7		29.7
Comprehensive income attributable to PVH Corp.									285.1
Cumulative-effect adjustment related to the adoption of accounting guidance for leases						(3.1)			(3.1)
Settlement of awards under stock plans			444,135	0.5	2.0				2.5
Stock-based compensation expense					56.1				56.1
Cash dividends ($0.15 per common share)						(11.3)			(11.3)
Acquisition of 3,554,603 treasury shares								(345.6)	(345.6)
Net loss attributable to redeemable non-controlling interest	(2.2)
February 2, 2020	$(2.0)	$—	85,890,276	$85.9	$3,075.4	$4,753.0	$(640.1)	$(1,462.7)	$5,811.5

See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio consisting of nationally and internationally recognized trademarks, including TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene, which are owned, as well as various other owned, licensed and, to a lesser extent, private label brands. The Company also licenses Speedo for North America and the Caribbean in perpetuity from Speedo International Limited. The Company entered into a definitive agreement on January 9, 2020 to sell its Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of Speedo International Limited, (the “Speedo transaction”). The Company will deconsolidate the net assets of the Speedo North America business and no longer license the Speedo trademark upon closing of the sale, which is expected to occur in the first quarter of 2020, subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which was received early in the first quarter of 2020.

The Company designs and markets branded dress shirts, neckwear, sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, swim products, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion. The Company and Arvind Limited (“Arvind”) have a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which the Company owns a 75% interest. PVH Ethiopia is consolidated and the minority shareholder’s proportionate share (25%) of the equity in this joint venture is accounted for as a redeemable non-controlling interest. Please see Note 7, “Redeemable Non-Controlling Interest,” for further discussion.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2019, 2018 and 2017 represent the 52 weeks ended February 2, 2020, 52 weeks ended February 3, 2019 and 53 weeks ended February 4, 2018, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s cash and cash equivalents at February 2, 2020 consisted principally of bank deposits and investments in money market funds.

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

For the 2019 annual goodwill impairment test, the Company elected to bypass the qualitative assessment for all reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of its reporting units. The Company’s annual goodwill impairment test during 2019 yielded estimated fair values in excess of the carrying amounts for all of the Company’s reporting units and therefore the second step of the quantitative goodwill impairment test was not required. The reporting unit with the least excess fair value had an estimated fair value that exceeded its carrying amount by 15%. No impairment of goodwill resulted from the Company’s annual impairment test in 2019. In the fourth quarter of 2019, the Speedo transaction was a triggering event that indicated that the amount of goodwill allocated to the Heritage Brands Wholesale reporting unit, the reporting unit that includes the Speedo North America business, could be impaired, prompting the need for the Company to perform an interim goodwill impairment test for this reporting unit. No goodwill impairment resulted from this interim test.

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

For the 2019 annual impairment test of all indefinite-lived intangible assets, except for the Australia reacquired perpetual license rights, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate fair value. For the Australia reacquired perpetual license rights, since only a few months had passed since the acquisition on May 31, 2019 and the business had performed better than initially expected, the Company determined qualitatively that it was not more likely than not that the fair value of these reacquired perpetual license rights were less than the carrying amount and concluded that the quantitative impairment test was not required. The fair values of all of the Company’s indefinite-lived intangible assets substantially exceed their carrying amounts, with the exception of the Company’s perpetual license right related to its Speedo North America business, which had a fair value that exceeded its carrying amount by 3% at the testing date. In the fourth quarter of 2019, the Speedo transaction was a triggering event that prompted the need for the Company to perform an interim impairment test of this perpetual license right. As a result of this interim test, the perpetual license right was determined to be impaired and an impairment charge of $116.4 million was recorded in other noncash loss, net in the Company’s Consolidated Income Statement. Please see Note 4, “Assets Held For Sale,” for further discussion.

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

Asset Impairments — The Company reviews for impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets) when events and circumstances indicate that the assets might be impaired. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. Please see Note 12, “Fair Value Measurements,” for further discussion.

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

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements — 15 to 40 years; machinery, software and equipment — 2 to 10 years; furniture and fixtures — 2 to 10 years; and fixtures located in shop-in-shop/concession locations and their related costs — 3 to 4 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and improvements that extend the useful life of the asset are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $275.0 million, $263.9 million and $252.2 million in 2019, 2018 and 2017, respectively.

Cloud Computing Arrangements — The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage of a project are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $16.6 million of costs incurred in 2019 to implement cloud computing arrangements, primarily related to digital and consumer data platforms. Amortization expense totaled $0.9 million in 2019. Cloud computing costs of $15.7 million were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheet as of February 2, 2020.

The Company’s policy for accounting for implementation costs incurred in a cloud computing arrangement that is a service contract reflects changes made in 2019 following the adoption of the updated cloud computing guidance. Please see the section “Recently Adopted Accounting Guidance” below for further discussion.

Leases — The Company leases retail locations, warehouses, distribution centers, showrooms, office space and a factory in Ethiopia, as well as certain equipment and other assets. The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of fixed lease payments over the expected lease term. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the Company’s Consolidated Balance Sheet. Finance leases are included in property, plant and equipment, net, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet. Please see Note 17, “Leases,” and the section “Recently Adopted Accounting Guidance” below for further discussion.

Revenue Recognition — Revenue is recognized upon the transfer of control of products or services to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services. Please see Note 2, “Revenue,” for further discussion.

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges, as well as the amounts recognized on foreign currency forward exchange contracts as the underlying inventory hedged by such forward exchange contracts is sold. Generally, all other expenses, excluding non-service related pension and post retirement (income) costs, interest and income taxes, are included in selling, general and administrative (“SG&A”) expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities, payroll and depreciation and amortization. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $351.4 million, $307.7 million and $272.6 million in 2019, 2018 and 2017, respectively.

Shipping and Handling Fees — Shipping and handling fees that are billed to customers are included in net sales. Shipping and handling costs incurred by the Company are recorded in SG&A expenses.

Advertising — Advertising costs are expensed as incurred and are included in SG&A expenses. Advertising expenses, which are subject to exchange rate fluctuations, totaled $509.7 million, $526.0 million and $501.3 million in 2019, 2018 and 2017, respectively. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $5.9 million and $7.3 million at February 2, 2020 and February 3, 2019, respectively. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue.

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

The United States Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Legislation”) was enacted on December 22, 2017. The U.S. Tax Legislation is comprehensive and significantly revised the United States tax code. Please see Note 10, “Income Taxes,” for further discussion of the U.S. Tax Legislation.

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

The Company also has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company designates certain foreign currency borrowings issued in the United States as a net investment hedge of its investments in certain of its foreign subsidiaries that use a functional currency other than the United States dollar. Changes in fair value of the foreign currency borrowings designated as net investment hedges are recorded in equity as a component of AOCL. The Company evaluates the effectiveness of its net investment hedges at inception and as of the beginning of each quarter.

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

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes. Cash flows from the Company’s hedges are presented in the Consolidated Statements of Cash Flows in the same category as the items being hedged. Please see Note 11, “Derivative Financial Instruments,” for further discussion.

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the closing exchange rate in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. Gains and losses on the revaluation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are included in AOCL. Gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity, not including inventory purchases, are principally included in SG&A expenses and totaled a loss (gain) of $16.2 million, $17.3 million and $(10.2) million in 2019, 2018 and 2017, respectively.

Balance Sheet Classification of Early Settlements of Long-Term Obligations — The Company classifies obligations settled after the balance sheet date but prior to the issuance of the consolidated financial statements based on the contractual payment terms of the underlying agreements.

Pension and Benefit Plans — Employee pension benefits earned during the year, as well as interest on the projected benefit obligations or accumulated benefit obligations, are accrued quarterly. The expected return on plan assets is recognized quarterly and determined at the beginning of the year by applying the expected long-term rate of return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. Actuarial gains and losses are recognized in the Company’s operating results in the year in which they occur. These gains and losses include the difference between the actual return on plan assets and the expected return that was recognized quarterly, as well as the change in the projected benefit obligation caused by actual experience and updated actuarial assumptions differing from those assumptions used to record service and interest cost throughout the year. Actuarial gains and losses are measured at least annually at the end of the Company’s fiscal year and, as such, are generally recorded during the fourth quarter of each year. The service cost component of net benefit cost is recorded in SG&A expenses and the other components of net benefit cost are recorded in non-service related pension and postretirement cost (income) in the Company’s Consolidated Income Statements. Please see Note 13, “Retirement and Benefit Plans,” for further discussion of the Company’s pension and benefit plans.

Stock-Based Compensation — The Company recognizes all share-based payments to employees and non-employee directors, net of actual forfeitures, as compensation expense in the consolidated financial statements based on their grant date fair values. Please see Note 14, “Stock-Based Compensation,” for further discussion.

Recently Adopted Accounting Guidance — The Financial Accounting Standards Board (“FASB”) issued in February 2016 new guidance on leases. The new guidance, among other changes, requires lessees to recognize a right-of-use asset and a lease liability in the balance sheet for most leases, but retains an expense recognition model similar to the previous guidance. The lease liability is measured at the present value of the fixed lease payments over the lease term and the right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The guidance also requires additional quantitative and qualitative disclosures. The Company adopted the guidance in the first quarter of 2019 using the modified retrospective approach applied as of the period of adoption with a cumulative-effect adjustment to opening retained earnings and as such, prior periods have not been restated. Upon adoption, the Company (i) recognized operating lease right-of-use assets of $1.7 billion and lease liabilities of $1.9 billion, (ii) recorded a cumulative-effect adjustment to retained earnings of $3.1 million and (iii) recorded other reclassification adjustments within its Consolidated Balance Sheet related to, among other things, deferred rent.

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

The Company also elected the package of practical expedients permitted under the transition guidance, which allows the Company not to reassess whether any existing contracts are or contain a lease, the lease classification for any existing leases, and the capitalization of initial direct costs for any existing leases, as of the adoption date. The Company’s accounting for finance leases (formerly called capital leases) remains substantially unchanged. The adoption of the guidance did not have a material impact on the Company’s results of operations or cash flows. Please see Note 17, “Leases,” for additional disclosures required by the guidance.

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

The FASB issued in August 2018 an update to accounting guidance related to implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred under such arrangements with the requirements for capitalizing costs incurred to develop or obtain internal-use software. Under previous accounting guidance, the Company generally expensed the implementation costs incurred in connection with a cloud computing arrangement that is a service contract. The Company early adopted this update in the first quarter of 2019 using a prospective approach and, as a result, has capitalized $16.6 million of costs incurred in 2019 to implement cloud computing arrangements, primarily related to digital and consumer data platforms. Such costs were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheet.

Accounting Guidance Issued But Not Adopted as of February 2, 2020 — The FASB issued in June 2016 an update to accounting guidance that introduces a new impairment model used to measure credit losses for certain financial assets measured at amortized cost, including trade and other receivables. This update requires entities to record an allowance for credit losses using a forward-looking expected loss impairment model that considers historical experience, current conditions, and reasonable and supportable forecasts that affect collectibility, rather than the incurred loss model required under existing guidance. The update will be effective for the Company in the first quarter of 2020. Entities are required to apply the update using a modified-retrospective approach with a cumulative effect adjustment to opening retained earnings in the period of adoption. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued in December 2019 an update to accounting guidance to simplify the accounting for income taxes by eliminating certain exceptions to the existing guidance and clarifying and amending certain guidance to reduce diversity in practice. The update eliminates certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The update will be effective for the Company in the first quarter of 2021, with early adoption permitted. Most amendments in the update are required to be adopted using a prospective approach, while other amendments must be adopted using a modified-retrospective approach or retrospective approach. The Company is currently evaluating the update to determine the impact of the adoption on the Company’s consolidated financial statements.

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

As of February 2, 2020, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1.2 billion, of which the Company expects to recognize $291.5 million as revenue in 2020, $242.4 million in 2021 and $684.2 million thereafter.

Deferred Revenue

Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the years ended February 2, 2020 and February 3, 2019, were as follows:

(In millions)	2019	2018
Deferred revenue balance at beginning of period	$65.3	$39.2
Impact of adopting the new revenue standard	—	15.6
Net additions to deferred revenue during the period	60.3	61.3
Reductions in deferred revenue for revenue recognized during the period (1)	(60.9)	(50.8)
Deferred revenue balance at end of period	$64.7	$65.3

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period, as adjusted in 2018 for the impact of adopting the new revenue standard, and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $10.3 million and $2.3 million as of February 2, 2020 and February 3, 2019, respectively.

Optional Exemptions
The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.

Please see Note 21, “Segment Data,” for information on the disaggregation of revenue by segment and distribution channel.

3.      ACQUISITIONS

TH CSAP Acquisition

The Company acquired on July 1, 2019 the Tommy Hilfiger retail business in Central and Southeast Asia from the Company’s previous licensee in that market (the “TH CSAP acquisition”). As a result of the TH CSAP acquisition, the Company now operates directly the Tommy Hilfiger retail business in the Central and Southeast Asia market.

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

Australia Acquisition

The Company acquired on May 31, 2019 the approximately 78% ownership interests in Gazal Corporation Limited (“Gazal”) that it did not already own (the “Australia acquisition”). Prior to the Australia acquisition, the Company and Gazal jointly owned and managed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), with each owning a 50% interest. PVH Australia licensed and operated businesses in Australia, New Zealand and other parts of Oceania under the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, along with other owned and licensed brands. PVH Australia came under the Company’s full control as a result of the acquisition. The Company now operates directly those businesses.

Prior to May 31, 2019, the Company accounted for its approximately 22% interest in Gazal and its 50% interest in PVH Australia under the equity method of accounting. Following the completion of the Australia acquisition, the results of Gazal and PVH Australia have been consolidated in the Company’s consolidated financial statements.

Gain on Previously Held Equity Investments

The carrying values of the Company’s approximately 22% interest in Gazal and 50% interest in PVH Australia prior to the acquisition were $16.5 million and $41.9 million, respectively. In connection with the acquisition, these investments were remeasured to fair values of $40.1 million and $131.4 million, respectively, resulting in the recognition of an aggregate noncash gain of $113.1 million during the second quarter of 2019, which was included in other noncash loss, net in the Company’s Consolidated Income Statement.

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

Mandatorily Redeemable Non-Controlling Interest

Pursuant to the terms of the acquisition agreement, key members of Gazal and PVH Australia management exchanged a portion of their interests in Gazal for approximately 6% of the outstanding shares in the previously wholly owned subsidiary of the Company that acquired 100% of the ownership interests in the Australia business. The Company is obligated to purchase this 6% interest within two years of the acquisition closing in two tranches as follows: tranche 1 – 50% of the shares one year after the closing, but the holders had the option to defer half of this tranche to tranche 2; and tranche 2 – all remaining shares two years after the closing. With respect to tranche 1, the holders elected not to defer their shares to tranche 2 and as a result the Company is obligated to purchase all of the tranche 1 shares in the second quarter of 2020. The purchase price for the tranche 1 and tranche 2 shares is based on a multiple of the subsidiary’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) less net debt as of the end of the measurement year, and the multiple varies depending on the level of EBITDA compared to a target.

The Company recognized a liability of $26.2 million for the fair value of the 6% interest on the date of the acquisition, which is being accounted for as a mandatorily redeemable non-controlling interest. The fair value of the liability was determined using a Monte Carlo simulation model, which utilizes inputs, including the volatility of financial results, in order to model the probability of different outcomes. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs. In subsequent periods, the liability for the mandatorily redeemable non-controlling interest is adjusted each reporting period to its redemption value based on conditions that exist as of each subsequent balance sheet date. The Company reflects any adjustment in the redemption value in interest expense in the Company’s Consolidated Income Statement. The Company recorded a loss of $8.6 million in interest expense during 2019 in connection with the remeasurement of the mandatorily redeemable non-controlling interest to its redemption value, which for tranche 1 reflects the amount expected to be paid under the conditions specified in the terms of the acquisition agreement and for tranche 2 reflects the amount that would be paid under the conditions specified in the terms of the acquisition agreement if settlement had occurred as of February 2, 2020. The liability for the mandatorily redeemable non-controlling interest was $33.8 million as of February 2, 2020 based on exchange rates in effect on that date, of which $16.9 million was included in accrued expenses and $16.9 million was included in other liabilities in the Company’s Consolidated Balance Sheet.

Fair Value of the Acquisition

The acquisition date fair value of the business acquired was $324.6 million, consisting of:

(In millions)
Cash consideration	$124.7
Fair value of the Company’s investment in PVH Australia	131.4
Fair value of the Company’s investment in Gazal	40.1
Fair value of mandatorily redeemable non-controlling interest	26.2
Elimination of pre-acquisition receivable owed to the Company	2.2
Total acquisition date fair value of the business acquired	$324.6

Allocation of the Acquisition Date Fair Value

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Cash and cash equivalents	$6.6
Trade receivables	15.1
Inventories	89.9
Prepaid expenses	1.3
Other current assets	3.5
Assets held for sale	58.8
Property, plant and equipment	18.4
Goodwill	65.9
Intangible assets	222.2
Operating lease right-of-use assets	56.4
Total assets acquired	538.1
Accounts payable	14.4
Accrued expenses	22.5
Short-term borrowings	50.5
Current portion of operating lease liabilities	10.9
Long-term portion of operating lease liabilities	43.9
Deferred tax liability	69.6
Other liabilities	1.7
Total liabilities assumed	213.5
Total acquisition date fair value of the business acquired	$324.6

Prior to the closing of the Australia acquisition, Gazal had entered into an agreement to sell an office building and warehouse to a third party and, as such, the building was classified as held for sale on the acquisition date. The building was subsequently sold to a third party and leased back to the Company in June 2019. Please see Note 17, “Leases,” for further discussion of this sale-leaseback transaction.

The goodwill of $65.9 million was assigned as of the acquisition date to the Company’s Tommy Hilfiger International and Calvin Klein International segments in the amounts of $56.8 million and $9.1 million, respectively, which include the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill will not be deductible for tax purposes. The other intangible assets of $222.2 million consisted of reacquired perpetual license rights of $204.9 million, which are indefinite lived, order backlog of $0.3 million, which was amortized on a straight-line basis over 0.5 years, and customer relationships of $17.0 million, which are being amortized on a straight-line basis over 10.0 years. The Company is still in the process of finalizing the valuation of the assets and liabilities assumed; thus, the allocation of the acquisition date fair value is subject to change.

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

Acquisition of True & Co.

The Company acquired on March 30, 2017 True & Co., a direct-to-consumer intimate apparel digital-centric retailer. This acquisition enabled the Company to participate further in the fast-growing online channel and provided a platform to increase innovation, data-driven decisions and speed in the way it serves its consumers across its channels of distribution.

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

4.      ASSETS HELD FOR SALE

The Company entered into a definitive agreement on January 9, 2020 to sell its Speedo North America business to Pentland, the parent company of Speedo International Limited, for $170.0 million in cash, subject to a working capital adjustment. Speedo International Limited licenses the Speedo trademark to a subsidiary of the Company for perpetual use in North America and the Caribbean. The Company will deconsolidate the net assets of the Speedo business and no longer license the Speedo trademark upon closing of the sale, which is expected to occur in the first quarter of 2020, subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which was received early in the first quarter of 2020.

The Company classified the assets and liabilities of the Speedo North America business as held for sale and recorded a pre-tax noncash loss of $142.0 million during the fourth quarter of 2019 (including a $116.4 million noncash impairment charge related to the Speedo perpetual license right) to reduce the carrying value of the Speedo North America business to its estimated fair value, less costs to sell. The estimated fair value, less costs to sell, reflects the amount of consideration the Company expects to receive upon closing of the transaction, inclusive of the working capital adjustment. The loss was recorded in other noncash loss, net in the Company’s Consolidated Income Statement. The loss will be remeasured in connection with the closing of the transaction and will be impacted by changes to the net assets of the Speedo North America business subsequent to February 2, 2020.

The noncash impairment charge related to the Speedo perpetual license right was recorded to write down its carrying value of $203.8 million to a fair value of $87.4 million, which was implied by the expected amount of consideration to be received upon closing of the transaction. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs.

The Speedo transaction was also a triggering event that prompted the need for the Company to perform an interim goodwill impairment test for its Heritage Brands Wholesale reporting unit. No goodwill impairment resulted from this interim test.

The assets and liabilities of the Speedo North America business classified as held for sale in the Company’s Consolidated Balance Sheet as of February 2, 2020 were included in the Heritage Brands Wholesale segment and consisted of the following:

(In millions)
Assets held for sale:
Trade receivables	$48.8
Inventories, net	54.3
Prepaid expenses	0.6
Other current assets	0.6
Property, plant and equipment, net	6.1
Operating lease right-of-use assets	9.0
Goodwill	48.1
Other intangibles, net (1)	95.3
Allowance for reduction of assets held for sale	(25.6)
Total assets held for sale	$237.2

Liabilities related to assets held for sale:
Accounts payable	$38.7
Accrued expenses	5.4
Current portion of operating lease liabilities	0.6
Long-term portion of operating lease liabilities	10.6
Other liabilities	1.8
Total liabilities related to assets held for sale	$57.1

(1) Other intangibles, net includes a perpetual license right of $87.4 million and customer relationships of $7.9 million.

5.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2019	2018
Land	$1.0	$1.0
Buildings and building improvements	53.2	54.8
Machinery, software and equipment	871.7	697.6
Furniture and fixtures	586.0	540.0
Shop-in-shops/concession locations	209.8	230.9
Leasehold improvements	849.0	790.3
Construction in progress	35.5	83.9
Property, plant and equipment, gross	2,606.2	2,398.5
Less: Accumulated depreciation	(1,579.4)	(1,414.0)
Property, plant and equipment, net	$1,026.8	$984.5

The increase in Machinery, software and equipment in 2019 primarily relates to software and other equipment that was placed into service in 2019 in connection with the Company’s upgrade of and enhancements to its systems and digital commerce platforms. Construction in progress at February 2, 2020 and February 3, 2019 represents costs incurred for machinery, software and equipment, furniture and fixtures, and leasehold improvements not yet placed in use. Construction in progress at February 2, 2020 and February 3, 2019 principally related to upgrades and enhancements to operating, supply chain and logistics systems. Interest costs capitalized in construction in progress were immaterial during 2019, 2018 and 2017.

6.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Included in other assets in the Company’s Consolidated Balance Sheets was $176.3 million as of February 2, 2020 and $207.1 million as of February 3, 2019 related to the following investments in unconsolidated affiliates:

PVH Legwear
The Company and a wholly owned subsidiary of the Company’s former Heritage Brands socks and hosiery licensee formed a joint venture, PVH Legwear LLC (“PVH Legwear”) in 2019, in which the Company owns a 49% economic interest. PVH Legwear was formed in order to consolidate the Company’s socks and hosiery businesses for all Company brands in the United States and Canada. PVH Legwear licenses from subsidiaries of the Company the rights to distribute and sell in these countries TOMMY HILFIGER, CALVIN KLEIN, IZOD, Van Heusen and Warner’s socks and hosiery beginning in December 2019. Additionally, PVH Legwear sells socks and hosiery under other owned and licensed trademarks. This investment is being accounted for under the equity method of accounting.

The Company made payments of $27.7 million to PVH Legwear during 2019 to contribute its share of the joint venture funding.

Gazal and PVH Australia
Prior to May 31, 2019, the Company held an approximately 22% ownership interest in Gazal and a 50% ownership interest in PVH Australia. These investments were accounted for under the equity method of accounting until the closing of the Australia acquisition on May 31, 2019, on which date the Company derecognized its equity investments in Gazal and PVH Australia and began to consolidate the operations of Gazal and PVH Australia in its financial statements. Please see Note 3, “Acquisitions,” for further discussion.

The Company received dividends of $6.4 million, $7.6 million and $3.7 million from Gazal and PVH Australia during 2019, 2018, and 2017 respectively.

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

The Company made payments of $1.6 million to CK India during 2017 to contribute its share of the joint venture funding.

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

The Company made payments of $2.5 million to TH Brazil during 2017 to contribute its share of the joint venture funding.

The Company issued a note receivable to TH Brazil in 2016 for $12.5 million, of which $6.2 million was repaid in 2016 and the remaining balance, including accrued interest, was repaid in 2017.

PVH Mexico

The Company and Grupo Axo, S.A.P.I. de C.V. formed a joint venture (“PVH Mexico”) in 2016 in which the Company owns a 49% economic interest. PVH Mexico licenses from certain subsidiaries of the Company the rights to distribute and sell certain TOMMY HILFIGER, CALVIN KLEIN, Warner’s, Olga and Speedo brand products in Mexico. This investment is being accounted for under the equity method of accounting.

The Company received dividends of $7.2 million from PVH Mexico during 2019.

Karl Lagerfeld
The Company owns an economic interest of approximately 8% in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). The Company is deemed to have significant influence with respect to this investment, which is being accounted for under the equity method of accounting.

7.      REDEEMABLE NON-CONTROLLING INTEREST

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

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of PVH Ethiopia was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI as of February 2, 2020 was $(2.0) million, which is greater than the redemption amount. The carrying amount decreased from $0.2 million as of February 3, 2019 as a result of a net loss attributable to the RNCI for 2019 of $2.2 million.

8.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment (please see Note 21, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 4, 2018
Goodwill, gross	$780.2	$942.0	$204.4	$1,661.6	$246.5	$11.9	$3,846.6
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.2	942.0	204.4	1,661.6	246.5	—	3,834.7
Contingent purchase price payments to Mr. Calvin Klein	1.0	0.7	—	—	—	—	1.7
Currency translation	(0.9)	(33.2)	—	(131.8)	—	—	(165.9)
Balance as of February 3, 2019
Goodwill, gross	780.3	909.5	204.4	1,529.8	246.5	11.9	3,682.4
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.3	909.5	204.4	1,529.8	246.5	—	3,670.5
Australia acquisition	—	9.1	—	56.8	—	—	65.9
TH CSAP acquisition	—	—	—	63.9	—	—	63.9
Reclassification of goodwill to assets held for sale	—	—	—	—	(48.1)	—	(48.1)
Currency translation	0.1	(22.5)	—	(52.2)	—	—	(74.6)
Balance as of February 2, 2020
Goodwill, gross	780.4	896.1	204.4	1,598.3	198.4	11.9	3,689.5
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$780.4	$896.1	$204.4	$1,598.3	$198.4	$—	$3,677.6

The goodwill acquired in the Australia and TH CSAP acquisitions was assigned as of the respective acquisition dates to the Company’s reporting units that are expected to benefit from the synergies of the combinations.

The Company reclassified $48.1 million of goodwill to assets held for sale in the Company’s Consolidated Balance Sheet as of February 2, 2020 in connection with the Speedo transaction. Please see Note 4, “Assets Held For Sale,” for further discussion.

The Company was required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. Such payments were based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended), of products bearing any of the CALVIN KLEIN brands and were required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein were made were wholesale sales by the Company and its licensees and other partners to retailers. All payments due to Mr. Klein under the agreement have been made.

The Company’s other intangible assets consisted of the following:

	2019			2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships (1)(2)	$289.9	$(189.2)	$100.7	$307.4	$(186.1)	$121.3
Reacquired license rights	502.5	(161.9)	340.6	523.8	(154.4)	369.4
Total intangible assets subject to amortization	792.4	(351.1)	441.3	831.2	(340.5)	490.7

Indefinite-lived intangible assets:
Tradenames	2,830.2	—	2,830.2	2,863.7	—	2,863.7
Perpetual license right (2)	—	—	—	203.8	—	203.8
Reacquired perpetual license rights (1)	209.2	—	209.2	11.0	—	11.0
Total indefinite-lived intangible assets	3,039.4	—	3,039.4	3,078.5	—	3,078.5
Total other intangible assets	$3,831.8	$(351.1)	$3,480.7	$3,909.7	$(340.5)	$3,569.2

The gross carrying amount and accumulated amortization of certain intangible assets include the impact of changes in foreign currency exchange rates.

(1) The change from February 3, 2019 to February 2, 2020 included intangible assets recorded in connection with the Australia acquisition. The intangible assets as of the acquisition date included reacquired perpetual license rights of $204.9 million, which are indefinite-lived, and customer relationships of $17.0 million, which are being amortized on a straight-line basis over 10.0 years, both of which were subject to exchange rate fluctuations after the acquisition date.

(2) The change from February 3, 2019 to February 2, 2020 included the intangible assets of the Company’s Speedo North America business, consisting of customer relationships of $7.9 million and a perpetual license right of $203.8 million. The Company recorded a $116.4 million noncash impairment charge related to the Speedo perpetual license right in the fourth quarter of 2019 in connection with the Speedo transaction. The remaining perpetual license right of $87.4 million and the customer relationships of $7.9 million were reclassified to assets held for sale in the Company’s Consolidated Balance Sheet as of February 2, 2020. Please see Note 4, “Assets Held For Sale,” for further discussion.

Amortization expense related to the Company’s intangible assets subject to amortization was $39.7 million and $62.8 million for 2019 and 2018, respectively. The decrease is primarily related to the reacquired license rights recorded in connection with the acquisition of the 55% ownership interests in the Company’s former joint venture for TOMMY HILFIGER in China that it did not already own (the “TH China acquisition”), which became fully amortized in 2018.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets subject to amortization as of February 2, 2020 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2020	$36.8
2021	36.6
2022	34.3
2023	24.0
2024	23.6

9.      DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under its senior unsecured credit facilities, as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. The Company had no borrowings outstanding under these facilities as of February 2, 2020. The maximum amount of revolving borrowings outstanding under these facilities during 2019 was $378.4 million. The Company had $7.8 million outstanding under its prior senior secured credit facilities as of February 3, 2019 as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. The weighted average interest rate on the funds borrowed as of February 3, 2019 was 4.45%.

Additionally, the Company has the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities, which now include a facility in Australia as a result of the Australia acquisition, provided for borrowings of up to $132.0 million based on exchange rates in effect on February 2, 2020 and are utilized primarily to fund working capital needs. The Company had $49.6 million and $5.1 million outstanding under these facilities as of February 2, 2020 and February 3, 2019, respectively. The $49.6 million of borrowings outstanding as of February 2, 2020 included borrowings under the facility in Australia. The weighted average interest rate on funds borrowed as of February 2, 2020 and February 3, 2019 was 2.56% and 0.21%, respectively. The maximum amount of borrowings outstanding under these facilities during 2019 was $99.5 million.

Commercial Paper

The Company established on November 5, 2019 an unsecured commercial paper note program in the United States primarily to fund working capital needs. The program enables the Company to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance. The Company had no borrowings outstanding under the commercial paper note program as of February 2, 2020. The maximum amount of borrowings outstanding under the program during 2019 was $370.0 million.

The commercial paper program allows for borrowings of up to $675.0 million to the extent that the Company has borrowing capacity under its United States dollar-denominated revolving credit facility, as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below. Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675.0 million. The maximum aggregate amount of borrowings outstanding under the commercial paper program and the United States dollar-denominated revolving credit facility during 2019 was $567.0 million, which reflects a brief period of higher aggregate borrowings at the time that the Company launched the commercial paper program.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2019	2018

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$1,569.5	$—
Senior secured Term Loan A facility due 2021	—	1,643.8
7 3/4% debentures due 2023	99.7	99.6
3 5/8% senior unsecured euro notes due 2024 (2)	382.9	396.5
3 1/8% senior unsecured euro notes due 2027 (2)	655.6	679.5
Total	2,707.7	2,819.4
Less: Current portion of long-term debt	13.8	—
Long-term debt	$2,693.9	$2,819.4

(1)
The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was $1,029.6 million and €493.8 million, respectively, as of February 2, 2020.

(2)
The carrying amount of the Company’s euro-denominated Term Loan A facility and senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of February 2, 2020 and February 3, 2019.

As of February 2, 2020, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Fiscal Year	Amount (1)
2020	13.8
2021	39.0
2022	102.9
2023	223.4
2024	1,682.9

(1)	A portion of the Company’s mandatory long-term debt repayments are denominated in euro and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the next five years exceed the total carrying amount of the Company’s Term Loan A facilities, 7 3/4% debentures due 2023 and 3 5/8% senior euro notes due 2024 as of February 2, 2020 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of February 2, 2020, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section entitled “2019 Senior Unsecured Credit Facilities,” which were in effect as of such date, approximately 55% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company had loans outstanding of $1,569.5 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities and $20.3 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of February 2, 2020. The Company had no borrowings outstanding under the senior unsecured revolving credit facilities as of February 2, 2020.

The terms of the TLA facilities require the Company to make quarterly repayments of amounts outstanding under the 2019 facilities, which commenced with the calendar quarter ended September 30, 2019. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date for the first eight calendar quarters following the Closing Date, 5.00% per annum of the principal amount outstanding on the Closing Date for the four calendar quarters thereafter and 7.50% per annum of the principal amount outstanding on the Closing Date for the remaining calendar quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the TLA facilities. The outstanding borrowings under the 2019 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by the Company would reduce the future required repayment amounts.

The Company made payments of $70.6 million on its term loans under the 2019 facilities and repaid the 2016 facilities in connection with the refinancing of the senior credit facilities during 2019. The Company made payments of $150.0 million and $250.0 million during 2018 and 2017, respectively, on its term loans under the 2016 facilities.

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

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during 2019, 2018 and 2017:

(Dollars in millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of February 2, 2020	Fixed Rate	Expiration Date
August 2019	February 2020	$50.0	$—	1.1975%	February 2022
June 2019	February 2020	50.0	—	1.409%	February 2022
June 2019	June 2019	50.0	50.0	1.719%	July 2021
January 2019	February 2020	50.0	—	2.4187%	February 2021
November 2018	February 2019	139.2	126.6	2.8645%	February 2021
October 2018	February 2019	115.7	103.3	2.9975%	February 2021
June 2018	August 2018	50.0	50.0	2.6825%	February 2021
June 2017	February 2018	306.5	56.5	1.566%	February 2020
July 2014	February 2016	682.6	—	1.924%	February 2018

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

The 7 3/4% debentures due 2023 include a “negative lien” covenant that generally requires the debentures to be secured on an equal and ratable basis with secured indebtedness of the Company, as well as limits the Company’s ability to engage in sale/leaseback transactions.

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

The Company’s ability to create liens on the Company’s assets or engage in sale/leaseback transactions is restricted as set forth in the indenture governing the notes.

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

The Company’s ability to create liens on the Company’s assets or engage in sale/leaseback transactions is restricted as set forth in the indenture governing the notes.

As of February 2, 2020, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

Interest paid was $108.3 million, $114.6 million and $120.2 million during 2019, 2018 and 2017, respectively.

10.      INCOME TAXES

The domestic and foreign components of (loss) income before income taxes were as follows:

(In millions)	2019	2018	2017
Domestic	$(441.2)	$(5.3)	$(102.0)
Foreign	885.2	780.9	612.2
Total	$444.0	$775.6	$510.2

The domestic loss before benefit for income taxes in 2019, 2018 and 2017 is primarily attributable to the domestic portion of certain charges incurred in 2019, 2018 and 2017. Please see Note 21, “Segment Data,” for further discussion of these costs.

Taxes paid were $133.0 million, $138.4 million and $164.6 million in 2019, 2018 and 2017, respectively.

The provision (benefit) for income taxes attributable to income consisted of the following:

(In millions)	2019		2018		2017
Federal:
Current	$(30.4)		$(30.5)		$51.7
Deferred	(52.6)	(1)	(53.2)	(2)	(198.3)	(2)
State and local:
Current	4.3		4.6		3.5
Deferred	(16.5)		9.6		(7.8)
Foreign:
Current	127.9		170.2		143.5
Deferred	(3.8)	(1)	(69.7)	(3)	(18.5)
Total	$28.9		$31.0		$(25.9)

(1)
Includes a $27.8 million benefit related to the write-off of deferred tax liabilities in connection with the pre-tax noncash impairment of the Speedo perpetual license right, primarily in the United States. Please see Note 4, “Assets Held For Sale,” for further discussion.

(2)      Includes a $24.7 million benefit in 2018 and a $52.8 million benefit in 2017 related to the U.S. Tax Legislation.

(3)
Includes a $41.1 million benefit related to the remeasurement of certain net deferred tax liabilities in connection with the enactment of legislation in the Netherlands known as the “2019 Dutch Tax Plan,” which became effective on January 1, 2019 and includes a gradual reduction of the corporate income tax rate by 2021.

The provision (benefit) for income taxes for the years 2019, 2018 and 2017 was different from the amount computed by applying the statutory United States federal income tax rate to the underlying income as follows:

	2019		2018		2017
Statutory federal income tax rate (1)	21.0%		21.0%		33.7%
State and local income taxes, net of federal income tax benefit	(2.4)%		0.5%		(1.1)%
Effects of international jurisdictions, including foreign tax credits	(15.7)%		(9.5)%		(20.3)%
Change in estimates for uncertain tax positions	(11.8)%	(2)	(3.7)%		(7.5)%
Change in valuation allowance	1.8%		(5.3)%	(3)	11.0%	(4)
One-time transition tax due to U.S. Tax Legislation	—%		—%		34.0%
Remeasurement due to U.S. Tax Legislation	—%		0.2%		(51.9)%
Tax on foreign earnings (U.S. Tax Legislation - GILTI and FDII)	10.0%		1.9%		—%
Tax on Speedo transaction basis difference	2.3%		—%		—%
Excess tax benefits related to stock-based compensation	(0.2)%		(0.6)%		(2.8)%	(5)
Other, net	1.5%		(0.5)%		(0.2)%
Effective income tax rate	6.5%		4.0%		(5.1)%

(1)
The United States statutory federal income tax rate changed from 35.0% to 21.0%, effective January 1, 2018, as a result of the U.S. Tax Legislation. The United States statutory federal income tax rate for 2017 is a blended rate of 33.7%.

(2) Includes the settlement of a multi-year audit from an international jurisdiction.

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

The Company files income tax returns in more than 40 international jurisdictions each year. A substantial amount of the Company’s earnings are in international jurisdictions, particularly in the Netherlands and Hong Kong SAR, where income tax rates, coupled with special rates levied on income from certain of the Company’s jurisdictional activities, continue to be lower than the United States statutory income tax rate. The effects of international jurisdictions, including foreign tax credits, reflected in the above table for 2019, 2018 and 2017 included those taxes at statutory income tax rates and at special rates levied on income from certain jurisdictional activities. The Company expects to benefit from these special rates until 2022.

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

The Company finalized its accounting related to the impacts of the U.S. Tax Legislation on the one-time transition tax liability, deferred taxes, valuation allowances, state tax considerations, and any remaining outside basis differences in the Company’s foreign subsidiaries during 2018. The analysis resulted in the Company recording an additional net tax benefit of $24.7 million to adjust the provisional net tax benefit recorded in the fourth quarter of 2017 during the measurement period allowed by the Securities and Exchange Commission. The net tax benefit included the release of a $26.3 million valuation allowance on the Company’s foreign tax credits, partially offset by a $1.6 million expense related to the remeasurement of the Company’s net deferred tax liabilities.

The GILTI provisions of the U.S. Tax Legislation impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations for tax years beginning after December 31, 2017. The guidance indicated that companies must make a policy election to either record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future years or treat any taxes on GILTI inclusions as period costs when incurred. The Company completed its analysis of the tax effects of the GILTI provisions in 2018 and elected to account for these tax effects as period costs when incurred.

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2019	2018
Gross deferred tax assets
Tax loss and credit carryforwards	$232.5	$230.1
Operating lease liabilities	407.6	—
Employee compensation and benefits	110.9	83.1
Inventories	39.7	26.8
Accounts receivable	20.3	17.1
Accrued expenses	26.5	30.2
Other, net	—	13.8
Subtotal	837.5	401.1
Valuation allowances	(69.8)	(62.6)
Total gross deferred tax assets, net of valuation allowances	$767.7	$338.5
Gross deferred tax liabilities
Intangibles	$(860.6)	$(825.3)
Operating lease right-of-use assets	(357.2)	—
Property, plant and equipment	(46.2)	(33.6)
Derivative financial instruments	(12.8)	(4.3)
Other, net	(8.7)	—
Total gross deferred tax liabilities	$(1,285.5)	$(863.2)
Net deferred tax liability	$(517.8)	$(524.7)

At the end of 2019, the Company had on a tax-effected basis approximately $238.9 million of net operating loss and tax credit carryforwards available to offset future taxable income in various jurisdictions. This included net operating loss carryforwards of approximately $2.8 million and $47.1 million for federal and various state and local jurisdictions, respectively, and $15.5 million for various foreign jurisdictions. The Company also had federal and state tax credit and other carryforwards of $173.5 million. The carryforwards expire principally between 2020 and 2039.

Prior to the enactment of the U.S. Tax Legislation, the Company's undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the U.S. Tax Legislation, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the U.S. Tax Legislation were deemed to have been repatriated and, as a result, the Company recorded a one-time transition tax of $173.7 million in 2017. The Company's intent is to reinvest indefinitely substantially all of its foreign earnings outside of the United States. However, if the Company decides at a later date to repatriate these earnings to the United States, the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Uncertain tax positions activity for each of the last three years was as follows:

(In millions)	2019	2018	2017
Balance at beginning of year	$248.3	$297.1	$245.6
Increases related to prior year tax positions	7.7	13.9	15.4
Decreases related to prior year tax positions	(15.8)	(24.9)	(10.3)
Increases related to current year tax positions	18.2	25.5	79.7
Lapses in statute of limitations	(36.0)	(54.7)	(46.3)
Effects of foreign currency translation	(2.5)	(8.6)	13.0
Balance at end of year	$219.9	$248.3	$297.1

The entire amount of uncertain tax positions as of February 2, 2020, if recognized, would reduce the future effective tax rate under current accounting guidance.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statements for 2019, 2018 and 2017 totaled a benefit of $15.0 million, an expense of $12.1 million and an expense of $0.9 million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of February 2, 2020 and February 3, 2019 totaled $25.2 million and $44.1 million, respectively. The Company recorded its liabilities for uncertain tax positions principally in accrued expenses and other liabilities in its Consolidated Balance Sheets.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2006. It is reasonably possible that a reduction of uncertain tax positions in a range of $20.0 million to $40.0 million may occur within 12 months of February 2, 2020.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,178.6 million and $1,038.5 million, respectively, as of February 2, 2020 and $1,098.3 million and $1,076.0 million, respectively, as of February 3, 2019. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

In addition, the Company has exposure to changes in foreign currency exchange rates related to the translation of the earnings of its subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company entered into several foreign currency option contracts during 2017. These contracts represented the Company’s purchase of euro put/United States dollar call options and Chinese yuan renminbi put/United States dollar call options. All foreign currency option contracts expired in 2017.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets				Liabilities
	2019		2018		2019		2018
	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$21.4	$0.4	$24.0	$0.7	$1.2	$0.1	$3.5	$0.7
Interest rate swap agreements	0.1	—	1.4	—	5.5	0.4	1.2	1.6
Total contracts designated as cash flow hedges	21.5	0.4	25.4	0.7	6.7	0.5	4.7	2.3
Undesignated contracts:
Foreign currency forward exchange contracts	1.5	—	0.1	—	0.9	—	2.0	—
Total	$23.0	$0.4	$25.5	$0.7	$7.6	$0.5	$6.7	$2.3

The notional amount outstanding of foreign currency forward exchange contracts was $1,308.1 million at February 2, 2020. Such contracts expire principally between February 2020 and June 2021.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)
	2019	2018	2017
Foreign currency forward exchange contracts (inventory purchases)	$22.4	$97.1	$(122.0)
Interest rate swap agreements	(5.8)	(2.6)	3.2
Foreign currency borrowings (net investment hedges)	39.3	95.6	(99.5)
Total	$55.9	$190.1	$(218.3)

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Income Statement Location, and Total Amount of Consolidated Income Statement Line Item
(In millions)	Amount Reclassified			Location	Total Income Statement Amount
	2019	2018	2017		2019	2018	2017
Foreign currency forward exchange contracts (inventory purchases)	$23.1	$(11.6)	$(13.6)	Cost of goods sold	$4,520.6	$4,348.5	$4,020.4
Interest rate swap agreements	(1.4)	1.1	(6.2)	Interest expense	120.0	120.8	128.5
Total	$21.7	$(10.5)	$(19.8)

A net gain in AOCL on foreign currency forward exchange contracts at February 2, 2020 of $29.5 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate swap agreements at February 2, 2020 of $5.4 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Income Statements:

	Gain (Loss) Recognized in Income (Expense)
(In millions)	2019	2018	2017
Foreign currency forward exchange contracts	$3.4	$(1.5)	$(4.6)
Foreign currency option contracts	—	—	(4.3)

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of February 2, 2020.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$23.3	N/A	$23.3	N/A	$24.8	N/A	$24.8
Interest rate swap agreements	N/A	0.1	N/A	0.1	N/A	1.4	N/A	1.4
Total Assets	N/A	$23.4	N/A	$23.4	N/A	$26.2	N/A	$26.2

Liabilities:
Foreign currency forward exchange contracts	N/A	$2.2	N/A	$2.2	N/A	$6.2	N/A	$6.2
Interest rate swap agreements	N/A	5.9	N/A	5.9	N/A	2.8	N/A	2.8
Total Liabilities	N/A	$8.1	N/A	$8.1	N/A	$9.0	N/A	$9.0

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

The following table shows the fair values of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis (consisting of operating lease right-of-use assets, property, plant and equipment, and other intangible assets) during 2019, 2018 and 2017, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
2019	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$14.5	$14.5	$83.0
Property, plant and equipment, net	N/A	N/A	—	—	26.9
Other intangible assets, net	N/A	N/A	87.4	87.4	116.4

2018
Property, plant and equipment, net	N/A	N/A	0.6	0.6	17.9

2017
Property, plant and equipment, net	N/A	N/A	0.6	0.6	7.5

Operating lease right-of-use assets with a carrying amount of $97.5 million were written down to a fair value of $14.5 million during 2019 primarily as a result of the closure during the first quarter of 2019 of the Company’s TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) and the closure during the first quarter of 2019 of the Company’s CALVIN KLEIN flagship store on Madison Avenue in New York, New York in connection with the Calvin Klein restructuring (as defined in Note 18, “Exit Activity Costs”). Please see Note 18 for further discussion of the Calvin Klein restructuring costs. The fair value of the Company’s operating lease right-of-use assets was determined based on the discounted cash flows of estimated sublease income using market participant assumptions.

Property, plant and equipment with a carrying amount of $26.9 million was written down to a fair value of zero during 2019 primarily in connection with the TH U.S. store closures, the closure of the Company’s CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), and the financial performance in certain of the Company’s retail stores and shop-in-shops, including certain CALVIN KLEIN stores affected by the realignment of the Calvin Klein creative direction globally. Please see Note 18, “Exit Activity Costs,” for further discussion of the Calvin Klein restructuring costs. The fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

The Company’s perpetual license right for the Speedo trademark with a carrying amount of $203.8 million was written down to a fair value of $87.4 million in the fourth quarter of 2019 in connection with the Speedo transaction. Please see Note 4, “Assets Held For Sale,” for further discussion.

The $226.3 million of impairment charges in 2019 was recorded in the Company’s Consolidated Income Statement, of which $109.9 million was included in SG&A expenses and $116.4 million was included in other noncash loss, net. The $226.3 million of impairment charges was recorded to the Company’s segments as follows: $118.6 million in the Heritage Brands Wholesale segment, $50.0 million in the Tommy Hilfiger North America segment, $37.4 million in the Calvin Klein North America segment, $13.1 million in the Calvin Klein International segment, $4.0 million in the Tommy Hilfiger International segment, $0.1 million in the Heritage Brands Retail segment and $3.1 million was recorded in corporate expenses not allocated to any reportable segments.

Property, plant and equipment with a carrying amount of $18.5 million was written down to a fair value of $0.6 million during 2018 in connection with the financial performance in certain of the Company’s retail stores and shop-in-shops, and the closure of the CALVIN KLEIN 205 W39 NYC brand. Please see Note 18, “Exit Activity Costs,” for further discussion. Fair value of the Company’s retail stores and shop-in-shops was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The $17.9 million impairment charge was included in SG&A expenses, of which $8.5 million was recorded in the Calvin Klein International segment, $5.1 million was recorded in the Calvin Klein North America segment, $2.5 million was recorded in the Heritage Brands Wholesale segment,

$1.6 million was recorded in the Tommy Hilfiger International segment and $0.2 million was recorded in the Tommy Hilfiger North America segment.

Property, plant and equipment with a carrying amount of $8.1 million was written down to a fair value of $0.6 million during 2017 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The $7.5 million impairment charge was included in SG&A expenses, of which $3.4 million was recorded in the Calvin Klein International segment, $1.9 million was recorded in the Tommy Hilfiger International segment, $1.8 million was recorded in the Calvin Klein North America segment and $0.4 million was recorded in the Tommy Hilfiger North America segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

(In millions)	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$503.4	$503.4	$452.0	$452.0
Short-term borrowings	49.6	49.6	12.8	12.8
Long-term debt (including portion classified as current)	2,707.7	2,869.7	2,819.4	2,853.7

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

13.      RETIREMENT AND BENEFIT PLANS

The Company, as of February 2, 2020, has five noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five plans as its “Pension Plans.”

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

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2019	2018	2019	2018	2019	2018
Balance at beginning of year	$651.0	$648.0	$99.2	$96.9	$8.4	$10.5
Service cost, net of plan expenses	31.2	31.4	5.8	5.8	—	—
Interest cost	27.9	26.0	4.3	3.9	0.3	0.4
Benefit payments	(29.2)	(26.0)	(7.9)	(6.1)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(1.0)	(1.4)
Actuarial loss (gain)	149.2	(28.4)	23.1	(1.3)	0.5	(1.1)
Balance at end of year	$830.1	$651.0	$124.5	$99.2	$8.2	$8.4

The actuarial losses in 2019 were due principally to decreases in the discount rates. The actuarial gains in 2018 were due principally to increases in the discount rates.

Reconciliations of the fair value of the assets held by the Pension Plans and the funded status were as follows:

(In millions)	2019	2018
Fair value of plan assets at beginning of year	$636.8	$660.6
Actual return, net of plan expenses	112.9	(7.8)
Benefit payments	(29.2)	(26.0)
Company contributions	0.7	10.0
Fair value of plan assets at end of year	$721.2	$636.8
Funded status at end of year	$(108.9)	$(14.2)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2019	2018	2019	2018	2019	2018
Non-current assets	$1.7	$1.8	$—	$—	$—	$—
Current liabilities	—	—	(9.3)	(7.4)	(1.1)	(1.1)
Non-current liabilities	(110.6)	(16.0)	(115.2)	(91.8)	(7.1)	(7.3)
Net amount recognized	$(108.9)	$(14.2)	$(124.5)	$(99.2)	$(8.2)	$(8.4)

The components of net benefit cost recognized were as follows:

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$33.5	$33.7	$27.3	$5.8	$5.8	$4.5	$—	$—	$—
Interest cost	27.9	26.0	25.7	4.3	3.9	3.8	0.3	0.4	0.4
Actuarial loss (gain)	74.2	17.4	(3.9)	23.1	(1.3)	6.1	0.5	(1.1)	0.3
Expected return on plan assets	(40.3)	(40.3)	(38.6)	—	—	—	—	—	—
Amortization of prior service cost	—	0.1	0.1	—	—	—	—	—	—
Curtailment gain	—	—	(0.3)	—	—	—	—	—	—
Settlement loss	—	—	9.4	—	—	—	—	—	—
Total	$95.3	$36.9	$19.7	$33.2	$8.4	$14.4	$0.8	$(0.7)	$0.7

The service cost component of net benefit cost is recorded in SG&A expenses and the other components of net benefit cost are recorded in non-service related pension and postretirement cost in the Company’s Consolidated Income Statements.

The actuarial losses in 2019 were due principally to decreases in the discount rates. For the Pension Plans, these losses were partially offset by an actuarial gain as a result of the difference between the actual and expected returns on plan assets.

In 2017, the Company completed the purchase of a group annuity using assets from the Pension Plans. Under the group annuity, the accrued pension obligations for approximately 4,000 retiree participants who had deferred vested benefits under the Pension Plans were transferred to an insurer. As a result, the Company recognized a loss of $9.4 million, which was recorded in non-service related pension and postretirement cost in the Company’s Consolidated Income Statement for 2017. The amount of the pension benefit obligation settled was $65.3 million.

Amortization of prior service cost recognized in other comprehensive (loss) income for Pension Plans, SERP Plans, and Postretirement Plans was immaterial during 2019, 2018 and 2017.

Pre-tax amounts in AOCL that had not yet been recognized as components of net benefit cost in the Pension Plans, SERP Plans and Postretirement Plans were immaterial as of February 2, 2020 and February 3, 2019.

Pre-tax amounts in AOCL as of February 2, 2020 expected to be recognized as components of net benefit cost in 2020 in the Pension Plans, SERP Plans and Postretirement Plans were immaterial.

The accumulated benefit obligation (Pension Plans and SERP Plans) were as follows:

	Pension Plans		SERP Plans
(In millions)	2019	2018	2019	2018
Accumulated benefit obligation	$751.3	$598.9	$99.9	$81.5

In 2019, three of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. In 2018, three of the Company’s Pension Plans had projected benefit obligations in excess of plan assets and two of the Company’s Pension Plans had accumulated benefit obligations in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2019	2018
Number of plans with projected benefit obligations in excess of plan assets	3	3
Aggregate projected benefit obligation	$811.9	$634.7
Aggregate fair value of related plan assets	$701.3	$618.8

Number of plans with accumulated benefit obligations in excess of plan assets	3	2
Aggregate accumulated benefit obligation	$733.3	$38.5
Aggregate fair value of related plan assets	$701.3	$38.0

In 2019 and 2018, all of the Company’s SERP Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets as the plans are unfunded.

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2019	2018	2017
Discount rate (applies to Pension Plans and SERP Plans)	3.15%	4.35%	4.08%
Discount rate (applies to Postretirement Plans)	2.70%	4.16%	3.91%
Rate of increase in compensation levels (applies to Pension Plans)	4.23%	4.24%	4.24%
Expected long-term rate of return on assets (applies to Pension Plans)	6.25%	6.50%	6.25%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation.

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while managing future contributions. The investment policy aims to earn a reasonable rate of return while minimizing the risk of large losses. Assets are diversified by asset class in order to reduce volatility of overall results from year to year and to take advantage of various investment opportunities. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the majority of the Pension Plans as of February 2, 2020 was approximately 40% United States equities, 20% international equities and 40% fixed income investments and cash. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds, collective funds and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

In accordance with the fair value hierarchy described in Note 12, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Pension Plans for each major category as of February 2, 2020 and February 3, 2019:

(In millions)		Fair Value Measurements as of February 2, 2020(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$182.2	$182.2	$—	$—
International equities(2)	10.7	10.7	—	—
United States equity fund(3)	66.3	—	66.3	—
International equity funds(4)	135.1	65.4	69.7	—
Fixed income securities:
Government securities(5)	74.0	—	74.0	—
Corporate securities(5)	225.9	—	225.9	—
Short-term investment funds(6)	18.6	—	18.6	—
Total return mutual fund(7)	6.9	6.9	—	—
Subtotal	$719.7	$265.2	$454.5	$—
Other assets and liabilities(8)	1.5
Total	$721.2

(In millions)		Fair Value Measurements as of February 3, 2019(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$170.9	$170.9	$—	$—
International equities(2)	12.2	12.2	—	—
United States equity fund(3)	58.9	—	58.9	—
International equity funds(4)	126.5	60.3	66.2	—
Fixed income securities:
Government securities(5)	70.3	—	70.3	—
Corporate securities(5)	173.7	—	173.7	—
Short-term investment funds(6)	16.7	—	16.7	—
Total return mutual fund(7)	6.3	6.3	—	—
Subtotal	$635.5	$249.7	$385.8	$—
Other assets and liabilities(8)	1.3
Total	$636.8

(1)
The Company uses third party pricing services to determine the fair values of the financial instruments held by the pension plans. The Company obtains an understanding of the pricing services' valuation methodologies and related inputs and validates a sample of prices by reviewing prices from other sources. The Company has not adjusted any prices received from the third party pricing services.

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

(7)
Valued at the net asset value of this fund, as determined by the closing price in the active market in which the individual fund is traded. This mutual fund invests in both equity securities and fixed income securities.

(8)	This category includes other pension assets and liabilities such as pending trades and accrued income.

The Company believes that there are no significant concentrations of risk within the plan assets as of February 2, 2020.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2020. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Postretirement Plans are as follows:

(In millions)
Fiscal Year	Pension Plans	SERP Plans	Postretirement Plans
2020	$37.2	$9.2	$1.0
2021	39.0	10.1	1.0
2022	41.1	13.3	0.9
2023	42.3	12.2	0.8
2024	44.2	10.0	0.7
2025-2029	240.6	59.1	2.7

A 1% change in the assumed medical health care cost trend rate for the Postretirement Plans would not have a material impact on the Company’s net benefit cost for 2019 or the accumulated benefit obligation at February 2, 2020.

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees in the United States who elect to participate. The Company matches a portion of employee contributions to the plans. The Company also has defined contribution plans for certain employees associated with certain businesses acquired in the Tommy Hilfiger, Warnaco and Australia acquisitions, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $29.9 million, $25.4 million and $22.1 million in 2019, 2018 and 2017, respectively.

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

Through February 2, 2020, the Company has granted under the 2006 Plan (i) service-based stock options, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There was no restricted stock outstanding as of February 2, 2020.

According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares. Total shares available for grant at February 2, 2020 amounted to 3.9 million shares.

Net income for 2019, 2018 and 2017 included $56.1 million, $56.2 million and $44.9 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $6.9 million, $8.9 million and $8.8 million, respectively.

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

The Company receives a tax deduction for certain transactions associated with its stock-based plan awards. The actual income tax benefits realized from these transactions in 2019, 2018 and 2017 were $8.8 million, $13.2 million and $27.2 million, respectively. The tax benefits realized included discrete net excess tax benefits of $0.9 million, $4.9 million and $15.4 million recognized in the Company’s provision for income taxes during 2019, 2018 and 2017, respectively.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during 2019, 2018 and 2017 and the resulting weighted average grant date fair value per stock option:

	2019	2018	2017
Weighted average risk-free interest rate	2.15%	2.78%	2.10%
Weighted average expected stock option term (in years)	6.25	6.25	6.25
Weighted average Company volatility	29.88%	26.92%	29.46%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per stock option	$37.14	$51.66	$33.50

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

Stock option activity for the year was as follows:

(In thousands, except years and per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 3, 2019	791	$107.81	6.1	$6,568
Granted	169	111.92
Exercised	31	77.92
Cancelled	27	119.83
Outstanding at February 2, 2020	902	$109.25	5.9	$871
Exercisable at February 2, 2020	589	$106.11	4.7	$871

The aggregate grant date fair value of stock options granted during 2019, 2018 and 2017 was $6.3 million, $4.4 million and $4.8 million, respectively.

The aggregate grant date fair value of stock options that vested during 2019, 2018 and 2017 was $6.5 million, $6.5 million and $7.2 million, respectively.

The aggregate intrinsic value of stock options exercised during 2019, 2018 and 2017 was $1.3 million, $10.9 million and $56.9 million, respectively.

At February 2, 2020, there was $4.4 million of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

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

RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ vesting periods.

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 3, 2019	847	$122.97
Granted	612	110.03
Vested	350	116.25
Cancelled	113	123.93
Non-vested at February 2, 2020	996	$117.28

The aggregate grant date fair value of RSUs granted during 2019, 2018 and 2017 was $67.3 million, $53.5 million and $46.0 million, respectively. The aggregate grant date fair value of RSUs vested during 2019, 2018 and 2017 was $40.7 million, $35.1 million and $28.7 million, respectively.

At February 2, 2020, there was $73.7 million of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

PSUs

Contingently issuable PSUs granted to certain of the Company’s senior executives since 2015 are subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For awards granted in 2016, the three-year performance period ended during 2019 and holders of the awards earned an aggregate of 67,000 shares, which was between the threshold and target levels. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted was established for each grant on the grant date using the Monte Carlo simulation model.

The following summarizes the assumptions used to estimate the fair value of PSUs granted during 2019, 2018 and 2017 and the resulting weighted average grant date fair value per PSU:

	2019	2018	2017
Risk-free interest rate	2.13%	2.62%	1.49%
Expected Company volatility	30.25%	29.78%	31.29%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per PSU	$119.46	$159.53	$96.81

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 6.20% in 2019, 7.09% in 2018 and 12.67% in 2017 for the restriction of liquidity, which was calculated using the Chaffe model.

PSU activity for the year was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 3, 2019	194	$106.76
Granted at target	72	119.46
Reduction due to market condition achieved below target	10	87.16
Vested	67	87.16
Cancelled	8	117.27
Non-vested at February 2, 2020	181	$119.63

The aggregate grant date fair value of PSUs granted during 2019, 2018 and 2017 was $8.6 million, $7.0 million and $7.0 million, respectively. The aggregate grant date fair value of PSUs that vested during 2019 and 2018 was $6.7 million and $4.6 million, respectively. No PSUs vested in 2017. PSUs in the above table are subject to market conditions. As such, the non-vested PSUs are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that will actually be earned.

At February 2, 2020, there was $2.4 million of unrecognized pre-tax compensation expense related to non-vested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.

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

During 2019, 2018 and 2017, the Company purchased 3.4 million shares, 2.2 million shares and 2.2 million shares, respectively, of its common stock under the program in open market transactions for $325.0 million, $300.1 million and $250.4 million, respectively. As of February 2, 2020, the repurchased shares were held as treasury stock and $683.3 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance at January 29, 2017	$(737.7)		$26.9	$(710.8)
Other comprehensive income (loss) before reclassifications	490.5	(1)(2)	(116.0)	374.5
Less: Amounts reclassified from AOCL	—		(16.9)	(16.9)
Other comprehensive income (loss)	490.5		(99.1)	391.4
Impact of the U.S. Tax Legislation (4)	(2.2)		0.1	(2.1)
Balance at February 4, 2018	$(249.4)		$(72.1)	$(321.5)
Other comprehensive (loss) income before reclassifications	(288.2)	(1)(3)	92.0	(196.2)
Less: Amounts reclassified from AOCL	—		(9.8)	(9.8)
Other comprehensive (loss) income	(288.2)		101.8	(186.4)
Balance at February 3, 2019	$(537.6)		$29.7	$(507.9)
Other comprehensive (loss) income before reclassifications	(128.1)	(1)(3)	15.9	(112.2)
Less: Amounts reclassified from AOCL	—		20.0	20.0
Other comprehensive loss	(128.1)		(4.1)	(132.2)
Balance at February 2, 2020	$(665.7)		$25.6	$(640.1)

(1)	Foreign currency translation adjustments included a net gain (loss) on net investment hedges of $29.7 million, $73.1 million and $(70.8) million in 2019, 2018 and 2017, respectively.

(2)	Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

(3)	Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

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

The following table presents reclassifications from AOCL to earnings:

(In millions)	Amount Reclassified from AOCL			Affected Line Item in the Company’s Consolidated Income Statements
	2019	2018	2017
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	23.1	(11.6)	(13.6)	Cost of goods sold
Interest rate swap agreements	(1.4)	1.1	(6.2)	Interest expense
Less: Tax effect	1.7	(0.7)	(2.9)	Income tax expense (benefit)
Total, net of tax	$20.0	$(9.8)	$(16.9)

17.    LEASES

The Company leases approximately 1,830 Company-operated freestanding retail store locations across more than 35 countries, generally with initial lease terms of three to ten years. The Company also leases warehouses, distribution centers, showrooms, office space and a factory in Ethiopia, generally with initial lease terms of ten to 20 years, as well as certain equipment and other assets, generally with initial lease terms of one to five years.

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

In conjunction with the Australia acquisition in May 2019, the Company acquired an office building and warehouse owned by Gazal. Prior to the acquisition, Gazal had entered into an agreement with a third party to sell the building and as such, the building was classified as held for sale and recorded at its fair value less estimated costs to sell on the acquisition date. Please see Note 3, “Acquisitions,” for further discussion. In June 2019, the Company completed the sale of the office building and warehouse for $59.4 million, incurring costs of $1.0 million, and leased back the building without an option to repurchase.

No gain or loss was recognized on the transaction. The lease is classified as an operating lease with an initial lease term of five years and includes three options to renew for a period of five years each. Exercise of these renewal options is not reasonably certain and as a result, the Company recognized an operating lease right-of-use asset and operating lease liability based on the initial term of the lease.

The components of the net lease cost were as follows:

(In millions)	Line Item in the Company’s Consolidated Income Statement	2019
Finance lease cost:
Amortization of right-of-use-assets	SG&A expenses (depreciation and amortization)	$5.3
Interest on lease liabilities	Interest expense	0.5
Total finance lease cost		5.8
Operating lease cost	SG&A expenses	459.5
Short-term lease cost	SG&A expenses	25.9
Variable lease cost	SG&A expenses	143.8
Less: sublease income	SG&A expenses	(0.4)
Total net lease cost		$634.6

Supplemental balance sheet information related to leases was as follows:

(In millions)	Line Item in the Company’s Consolidated Balance Sheet	2019
Right-of-use assets:
Operating lease	Operating lease right-of-use assets	$1,675.8
Finance lease	Property, plant and equipment, net	12.6
		$1,688.4
Current lease liabilities:
Operating lease	Current portion of operating lease liabilities	$363.5
Finance lease	Accrued expenses	4.6
		$368.1
Other lease liabilities:
Operating lease	Long-term portion of operating lease liabilities	$1,532.0
Finance lease	Other liabilities	9.9
		$1,541.9

Supplemental cash flow information related to leases was as follows:

(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$472.8
Operating cash flows from finance leases	0.5
Financing cash flows from finance leases	5.5
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	441.3
Right-of-use assets obtained in exchange for new finance lease liabilities	3.6

The following summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet:

2019
Weighted average remaining lease term (years):
Operating leases	6.84
Finance leases	4.37
Weighted average discount rate:
Operating leases	4.25%
Finance leases	3.11%

At February 2, 2020, the maturities of the Company’s lease liabilities were as follows:

(In millions)	Finance Leases	Operating Leases	Total
2020	$5.1	$436.2	$441.3
2021	4.5	399.2	403.7
2022	2.5	323.5	326.0
2023	1.0	244.2	245.2
2024	0.5	187.1	187.6
Thereafter	2.3	622.5	624.8
Total lease payments	$15.9	$2,212.7	$2,228.6
Less: Interest	(1.4)	(317.2)	(318.6)
Total lease liabilities	$14.5	$1,895.5	$1,910.0

The Company’s lease liabilities exclude $45.0 million of future lease payment obligations related to leases for two new warehouses and various retail store leases that were entered into but did not commence as of February 2, 2020. These leases commence between February 2020 and September 2020 with initial lease terms of five to ten years.

Disclosures Related to Periods Prior to Adoption of the New Lease Accounting Guidance

The Company adopted the update to accounting guidance related to leases in 2019 using the modified retrospective approach applied as of the period of adoption with a cumulative-effect adjustment to opening retained earnings and as such, prior periods have not been restated. As a result, disclosures related to periods prior to adoption are presented under the previous accounting guidance.

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

Rent expense was as follows:

(In millions)	2018	2017
Minimum	$465.3	$455.2
Percentage and other	128.6	103.0
Less: Sublease rental income	(1.4)	(1.8)
Total	$592.5	$556.4

The gross book value of assets under finance leases, which were classified within property, plant and equipment in the Company’s Consolidated Balance Sheet, amounted to $37.0 million as of February 3, 2019. Accumulated amortization related to assets under finance leases amounted to $21.6 million as of February 3, 2019. The Company includes amortization of assets under finance leases in depreciation and amortization expense. The Company did not incur any expense in percentage rentals under finance leases during 2018 or 2017.

18.    EXIT ACTIVITY COSTS

Calvin Klein Restructuring Costs

The Company announced on January 10, 2019 a restructuring in connection with strategic changes for its Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes included (i) the closure of the CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), (ii) the closure of the flagship store on Madison Avenue in New York, New York, (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. In connection with the Calvin Klein restructuring, the Company recorded pre-tax costs during 2019 and 2018 as shown in the following table. All expected costs related to this restructuring were incurred by the end of 2019.

(In millions)	Costs Incurred During 2018	Costs Incurred During 2019	Cumulative Costs Incurred
Severance, termination benefits and other employee costs	$27.3	$25.6	$52.9
Long-lived asset impairments (1)	6.9	38.2	45.1
Contract termination and other costs	4.3	26.2	30.5
Inventory markdowns	2.2	12.9	15.1
Total	$40.7	$102.9	$143.6

(1) Includes the impact of the closure of the flagship store on Madison Avenue in New York, New York in the first quarter of 2019.

Of the charges for severance, termination benefits and other employee costs, long-lived asset impairments and contract termination and other costs incurred during 2019, $59.5 million relate to SG&A expenses of the Calvin Klein North America segment and $30.5 million relate to SG&A expenses of the Calvin Klein International segment. Of the charges for inventory markdowns incurred during 2019, $6.5 million relate to cost of goods sold of the Calvin Klein North America segment and $6.4 million relate to cost of goods sold of the Calvin Klein International segment. Of the charges for severance, termination benefits and other employee costs, long-lived asset impairments and contract termination and other costs incurred during 2018, $18.9 million relate to SG&A expenses of the Calvin Klein North America segment and $19.6 million relate to SG&A expenses of the Calvin Klein International segment. The charges for inventory markdowns incurred during 2018 were recorded in cost of goods sold of the Company’s Calvin Klein International segment. Please see Note 21, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 12, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during 2019 and 2018.

The liabilities at February 2, 2020 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/3/19	Costs Incurred During 2019	Costs Paid During 2019	Liability at 2/2/20
Severance, termination benefits and other employee costs	$25.8	$25.6	$44.9	$6.5
Contract termination and other costs	2.3	26.2	27.3	1.2
Total	$28.1	$51.8	$72.2	$7.7

19.    NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

(In millions, except per share data)	2019	2018	2017
Net income attributable to PVH Corp.	$417.3	$746.4	$537.8

Weighted average common shares outstanding for basic net income per common share	74.2	76.5	77.6
Weighted average impact of dilutive securities	0.4	0.8	1.0
Total shares for diluted net income per common share	74.6	77.3	78.6

Basic net income per common share attributable to PVH Corp.	$5.63	$9.75	$6.93

Diluted net income per common share attributable to PVH Corp.	$5.60	$9.65	$6.84

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

(In millions)	2019	2018	2017
Weighted average potentially dilutive securities	1.1	0.4	0.5

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of February 2, 2020, February 3, 2019 and February 4, 2018 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.3 million, 0.3 million and 0.1 million as of February 2, 2020, February 3, 2019 and February 4, 2018, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

20.    NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Company’s Consolidated Statement of Cash Flows for 2019 were capital expenditures related to property, plant and equipment of $39.5 million, which will not be paid until 2020. The Company paid $43.7 million in cash during 2019 related to property, plant and equipment that was acquired in 2018. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2018. The Company paid $41.9 million in cash during 2018 related to property, plant and equipment that was acquired in 2017. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2017.

    The Company completed the Australia acquisition during 2019. Omitted from the Company’s Consolidated Statement of Cash Flows for 2019 was the following noncash acquisition consideration: (i) the issuance to key members of Gazal and PVH Australia management of approximately 6% of the outstanding shares in the subsidiary of the Company that holds 100% of the ownership interests in the Australia business, for which the Company recognized a $26.2 million liability on the date of the acquisition and (ii) the elimination of a $2.2 million pre-acquisition receivable owed to the Company by PVH Australia. In connection with the acquisition, the Company also remeasured its previously held equity investments in Gazal and PVH Australia to fair value, resulting in noncash increases of $23.6 million and $89.5 million, respectively, to these equity investment balances. Subsequent to the acquisition, the Company recorded a loss of $8.6 million during 2019 resulting from the remeasurement of the liability for the 6% interest issued to key members of Gazal and PVH Australia management to its redemption value as of February 2, 2020. The liability was $33.8 million as of February 2, 2020 based on exchange rates in effect on that date.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statements of Cash Flows for 2019 and 2017 were $0.5 million and $1.5 million, respectively, of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective periods.

The Company recorded a loss of $1.7 million during 2019 to write-off previously capitalized debt issuance costs in connection with the refinancing of its senior credit facilities.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for 2018 and 2017 were $6.0 million and $3.6 million, respectively, of assets acquired through finance leases. Please see Note 17, “Leases,” for supplemental noncash transactions information related to finance leases during 2019.

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

21.    SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores, warehouse clubs, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Tommy Hilfiger business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s Tommy Hilfiger business.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe, Asia, and since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia (including the TH CSAP acquisition) and, since May 31, 2019, Australia, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated Tommy Hilfiger foreign affiliates in Brazil and India. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Tommy Hilfiger business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 3, “Acquisitions,” for further discussion.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale in the United States and Canada, primarily to warehouse clubs, department and specialty stores, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers, and digital commerce sites in the United States and Canada, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Calvin Klein business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s Calvin Klein business.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale principally in Europe, Asia, Brazil and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia, Brazil and since May 31, 2019, Australia, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its unconsolidated Calvin Klein foreign affiliate in India. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Calvin Klein business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 3, “Acquisitions,” for further discussion.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, and mass market, off-price and independent retailers (in stores and online), as well as pure play digital commerce retailers in North America of (i) men’s dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD, and ARROW ; (iii) women’s intimate apparel under the Warner’s, Olga and True&Co. brand; and (iv) men’s, women’s and children’s swimwear, pool and deck footwear, and swim-related products and accessories under the Speedo trademark. On January 9, 2020, the Company entered into a definitive agreement to sell its Speedo North America business to Pentland. The Speedo transaction is expected to close in the first quarter of 2020, subject to customary closing conditions. This segment also derives revenue from Company operated digital commerce sites in the United States for Speedo, True&Co., Van Heusen, and IZOD, as well as the Company’s styleBureau.com site. In addition, since May 31, 2019, this segment derives revenue from the Heritage Brands business in Australia. As well, this segment includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Heritage Brands business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s Heritage Brands business. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Heritage Brands business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 3, “Acquisitions,” for further discussion.

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

The Company’s revenue by segment was as follows:

(In millions)	2019	(1)	2018	(1)	2017	(1)
Revenue – Tommy Hilfiger North America
Net sales	$1,540.2		$1,574.3		$1,482.2
Royalty revenue	84.1		76.2		68.9
Advertising and other revenue	23.6		18.7		16.7
Total	1,647.9		1,669.2		1,567.8

Revenue – Tommy Hilfiger International
Net sales	2,994.2		2,599.7		2,268.0
Royalty revenue	49.8		52.7		47.8
Advertising and other revenue	19.8		22.9		9.6
Total	3,063.8		2,675.3		2,325.4

Revenue – Calvin Klein North America
Net sales	1,467.0		1,599.9		1,511.3
Royalty revenue	148.9		143.6		146.4
Advertising and other revenue	53.8		49.8		50.1
Total	1,669.7		1,793.3		1,707.8

Revenue – Calvin Klein International
Net sales	1,896.7		1,827.9		1,645.0
Royalty revenue	74.1		78.9		80.0
Advertising and other revenue	27.3		31.1		28.8
Total	1,998.1		1,937.9		1,753.8

Revenue – Heritage Brands Wholesale
Net sales	1,248.5		1,293.2		1,274.4
Royalty revenue	19.2		20.5		19.5
Advertising and other revenue	4.2		3.7		3.5
Total	1,271.9		1,317.4		1,297.4

Revenue – Heritage Brands Retail
Net sales	253.4		259.2		258.5
Royalty revenue	3.8		4.0		3.7
Advertising and other revenue	0.4		0.5		0.4
Total	257.6		263.7		262.6

Total Revenue
Net sales	9,400.0		9,154.2		8,439.4
Royalty revenue	379.9		375.9		366.3
Advertising and other revenue	129.1		126.7		109.1
Total(2)	$9,909.0		$9,656.8		$8,914.8

(1)	Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)	No single customer accounted for more than 10% of the Company’s revenue in 2019, 2018 or 2017.

The Company’s revenue by distribution channel was as follows:

(In millions)	2019	2018	2017
Wholesale net sales	$5,066.9	$4,969.6	$4,504.3
Retail net sales	4,333.1	4,184.6	3,935.1
Net sales	9,400.0	9,154.2	8,439.4

Royalty revenue	379.9	375.9	366.3
Advertising and other revenue	129.1	126.7	109.1
Total	$9,909.0	$9,656.8	$8,914.8

The Company has not disclosed net sales by product category as it is impracticable to do so.

The Company’s income before interest and taxes by segment was as follows:

(In millions)	2019	(1)	2018	(1)	2017	(1)
Income before interest and taxes – Tommy Hilfiger North America	$93.5	(3)(4)	$233.8		$97.0	(12)(13)(14)

Income before interest and taxes – Tommy Hilfiger International	468.2	(5)	377.1	(10)	221.5	(10)(12)(13)

Income before interest and taxes – Calvin Klein North America	99.8	(3)(6)	166.7	(11)	184.0

Income before interest and taxes – Calvin Klein International	153.3	(3)(5)(6)	211.5	(11)	226.5

(Loss) Income before interest and taxes – Heritage Brands Wholesale	(84.9)	(5)(7)	83.3		96.7

Income before interest and taxes – Heritage Brands Retail	3.0		7.4		7.6

Loss before interest and taxes – Corporate(2)	(174.2)	(5)(8)(9)	(188.1)		(200.9)	(15)(16)

Income before interest and taxes	$558.7		$891.7		$632.4

(1)	Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)
Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investments in Gazal (prior to the Australia acquisition closing) and Karl Lagerfeld, and the results of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans, and gains and losses from changes in the fair value of foreign currency option contracts. Actuarial losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans totaled $97.8 million, $15.0 million and $2.5 million in 2019, 2018 and 2017, respectively.

(3)
Income before interest and taxes for 2019 included costs of $59.8 million in connection with agreements the Company entered into in 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses (the “Socks and Hosiery transaction”) in order to consolidate the socks and hosiery businesses for all Company brands in North America in a newly formed joint venture, PVH Legwear, which began operations in December 2019, and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. Such costs were included in the Company’s segments as follows: $7.5 million in Tommy Hilfiger North America, $25.5 million in Calvin Klein North America and $26.8 million in Calvin Klein International.

(4)
Income before interest and taxes for 2019 included costs of $54.9 million incurred in connection with the TH U.S. store closures, primarily consisting of noncash lease asset impairments. Please see Note 12, “Fair Value Measurements,” for further discussion.

(5)
Income (loss) before interest and taxes for 2019 included costs of $19.3 million in connection with the Australia and TH CSAP acquisitions, primarily consisting of noncash valuation adjustments, and one-time costs of $2.1 million recorded on the Company’s equity investments in Gazal and PVH Australia prior to the Australia acquisition closing. Such costs were included in the Company’s segments as follows: $11.1 million in Tommy Hilfiger International, $6.0 million in Calvin Klein International, $1.8 million in Heritage Brands Wholesale and $2.5 million in corporate expenses not allocated to any reportable segments. Please see Note 3, “Acquisitions,” for further discussion.

(6)
Income before interest and taxes for 2019 included costs of $102.9 million incurred in connection with the Calvin Klein restructuring. Such costs were included in the Company’s segments as follows: $66.0 million in Calvin Klein North America and $36.9 million in Calvin Klein International. Please see Note 18, “Exit Activity Costs,” for further discussion.

(7)	Loss before interest and taxes for 2019 included a noncash loss of $142.0 million in connection with the Speedo transaction. Please see Note 4, “Assets Held For Sale,” for further discussion.

(8)
Loss before interest and taxes for 2019 included a noncash gain of $113.1 million to write up the Company’s equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition. Please see Note 3, “Acquisitions,” for further discussion.

(9)	Loss before interest and taxes for 2019 included costs of $6.2 million related to the refinancing of the Company’s senior credit facilities. Please see Note 9, “Debt,” for further discussion.

(10)
Income before interest and taxes for 2018 and 2017 included costs of $23.6 million and $26.9 million, respectively, associated with the TH China acquisition, primarily consisting of noncash amortization of short-lived assets.

(11)
Income before interest and taxes for 2018 included costs of $40.7 million incurred in connection with the Calvin Klein restructuring. Such costs were included in the Company’s segments as follows: $18.9 million in Calvin Klein North America and $21.8 million in Calvin Klein International. Please see Note 18, “Exit Activity Costs,” for further discussion.

(12)
Income before interest and taxes for 2017 included costs of $82.9 million incurred in connection with an amendment to Mr. Tommy Hilfiger’s employment agreement pursuant to which the Company made a cash buyout of a portion of the future payments to Mr. Hilfiger (the “Mr. Hilfiger amendment”). Such costs were included in the Company’s segments as follows: $34.7 million in Tommy Hilfiger North America and $48.2 million in Tommy Hilfiger International.

(13)
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

(14)	Income before interest and taxes for 2017 included costs of $19.2 million associated with the relocation of the Tommy Hilfiger office in New York, including noncash depreciation expense.

(15)
Loss before interest and taxes for 2017 included costs of $23.9 million related to the early redemption of the Company’s $700 million 4 1/2% senior notes due 2022. Please see Note 9, “Debt,” for further discussion.

(16)
Loss before interest and taxes for 2017 included costs of $9.4 million related to the noncash settlement of certain of the Company’s benefit obligations related to its Pension Plans as a result of an annuity purchased for certain participants, under which such obligations were transferred to an insurer. Please see Note 13, “Retirement and Benefit Plans,” for further discussion.

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

The Company’s identifiable assets, depreciation and amortization, and identifiable capital expenditures by segment were as follows:

(In millions)	2019	2018	2017
Identifiable Assets(1)(2)(3)
Tommy Hilfiger North America	$1,599.0	$1,330.5	$1,276.5
Tommy Hilfiger International	4,888.6	3,949.3	4,047.3
Calvin Klein North America	1,932.3	1,817.9	1,836.9
Calvin Klein International	3,428.9	3,114.9	3,138.0
Heritage Brands Wholesale	1,075.3	1,178.1	1,123.5
Heritage Brands Retail	128.4	86.6	81.6
Corporate	578.5	386.4	381.9
Total	$13,631.0	$11,863.7	$11,885.7
Depreciation and Amortization
Tommy Hilfiger North America	$40.6	$37.9	$45.1
Tommy Hilfiger International(4)	119.7	133.9	124.5
Calvin Klein North America	38.6	41.5	43.8
Calvin Klein International	91.9	90.6	83.1
Heritage Brands Wholesale	15.1	14.9	14.3
Heritage Brands Retail	6.2	5.6	5.3
Corporate	11.7	10.4	8.8
Total	$323.8	$334.8	$324.9
Identifiable Capital Expenditures(5)
Tommy Hilfiger North America (6)	$41.7	$56.1	$82.0
Tommy Hilfiger International	139.6	143.9	126.7
Calvin Klein North America	30.3	36.0	36.8
Calvin Klein International	83.3	102.7	96.6
Heritage Brands Wholesale	18.6	15.8	8.0
Heritage Brands Retail	6.5	8.5	4.2
Corporate	21.0	18.3	10.1
Total	$341.0	$381.3	$364.4

(1)	Identifiable assets included the impact of changes in foreign currency exchange rates.

(2)
Identifiable assets include the impact related to the adoption of accounting guidance for leases in 2019 using the modified retrospective approach applied as of the period of adoption with a cumulative-effect adjustment to opening retained earnings and as such, prior periods have not been restated. Upon adoption, the Company (i) recognized operating lease right-of-use assets of $1.7 billion and lease liabilities of $1.9 billion, (ii) recorded a cumulative-effect adjustment to retained earnings of $3.1 million and (iii) recorded other reclassification adjustments within its Consolidated Balance Sheet related to, among other things, deferred rent. Please see Note 17, “Leases,” for further discussion.

(3)	Identifiable assets in 2019 included the impact of the Australia acquisition. Please see Note 3, “Acquisitions,” for a further discussion.

(4)
Depreciation and amortization in 2018 and 2017 included $24.6 million and $26.8 million, respectively, related to the amortization of intangible assets recorded in connection with the TH China acquisition, which became fully amortized in 2018.

(5)
Capital expenditures in 2019 included $39.5 million of accruals that will not be paid until 2020. Capital expenditures in 2018 included $43.7 million of accruals that were not paid until 2019. Capital expenditures in 2017 included $41.9 million of accruals that were not paid until 2018.

(6)	Capital expenditures in 2017 included expenditures related to the relocation of the Company’s Tommy Hilfiger office in New York, New York.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2019 (1)	2018 (1)	2017 (1)
Domestic	$525.8	$500.5	$449.2
Canada	25.3	28.8	30.0
Europe	375.6	362.7	325.5
Asia-Pacific(2)	87.6	73.4	73.8
Other foreign	12.5	19.1	21.3
Total	$1,026.8	$984.5	$899.8

(1)	Property, plant and equipment, net included the impact of changes in foreign currency exchange rates.

(2)	The Company completed the Australia acquisition in the second quarter of 2019. Please see Note 3, “Acquisitions,” for further discussion.

Revenue, based on location of origin, was as follows:

(In millions)	2019 (1)	2018 (1)	2017 (1)
Domestic	$4,275.0	$4,481.3	$4,290.1
Canada	505.5	528.8	512.2
Europe	3,657.3	3,362.1	2,907.2
Asia-Pacific(2)	1,353.4	1,163.7	1,059.3
Other foreign	117.8	120.9	146.0
Total	$9,909.0	$9,656.8	$8,914.8

(1)	Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)	The Company completed the Australia acquisition in the second quarter of 2019. Please see Note 3, “Acquisitions,” for further discussion.
22.    GUARANTEES

The Company is deemed to have guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the 2013 sale of substantially all of the assets of the Company’s Bass business pursuant to the terms of noncancelable leases expiring on various dates through 2022. The obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The maximum amount deemed to have been guaranteed for all leases as of February 2, 2020 was $3.4 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The liability for the guaranteed lease payments was immaterial as of February 2, 2020 and February 3, 2019.

The Company has guaranteed a portion of the debt of one of its joint ventures in India. The maximum amount guaranteed as of February 2, 2020 was approximately $11.2 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of February 2, 2020 and February 3, 2019.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of February 2, 2020 was approximately $5.3 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2022 and 2025. The liability for these guarantee obligations was immaterial as of February 2, 2020 and February 3, 2019.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

23.    OTHER COMMENTS

Included in accrued expenses in the Company’s Consolidated Balance Sheets were certain incentive compensation accruals of $41.1 million and $99.4 million as of February 2, 2020 and February 3, 2019, respectively.

The Company’s asset retirement liabilities are included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets and relate to the Company’s obligation to dismantle or remove leasehold improvements from leased office, retail store or warehouse locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement. The Company records the fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is recognized as expense through depreciation over the asset’s useful life. Changes in the liability for the asset retirement obligations are recognized for the passage of time and revisions to either the timing or the amount of estimated cash flows. Accretion expense is recognized in SG&A expenses for the impacts of increasing the discounted fair value to its estimated settlement value.

The following table presents the activity related to the Company’s asset retirement liabilities, included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, for each of the last two years:

(In millions)	2019	2018
Balance at beginning of year	$32.3	$27.1
Business acquisitions	1.4	—
Liabilities incurred	3.9	7.4
Liabilities settled (payments)	(2.2)	(1.7)
Accretion expense	0.4	0.4
Revisions in estimated cash flows	0.4	(0.1)
Currency translation adjustment	(0.5)	(0.8)
Balance at end of year	$35.7	$32.3

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received principal payments of $0.4 million and $0.2 million during 2019 and 2018, respectively. The outstanding balance, including accrued interest, was $13.4 million and $13.8 million as of February 2, 2020 and February 3, 2019, respectively, and was included in other assets (current and non-current) in the Company’s Consolidated Balance Sheets.

24.    SUBSEQUENT EVENTS (UNAUDITED)

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and recommended containment and mitigation measures. COVID-19 continues to spread globally. Virus-related concerns, reduced travel, temporary store closures and government-imposed restrictions have resulted in sharply reduced traffic and consumer spending trends and sales stoppages in the Company’s retail stores in virtually all key markets during the first quarter of 2020. The Company’s wholesale customers and licensees have been similarly impacted, which in turn negatively impacts the Company.
In addition, the Company’s supply chain and the supply chains of its licensees had been disrupted and may experience future disruptions as a result of either closed factories or factories operating with reduced workforces.
The disruption is expected to be temporary but there is significant uncertainty about the duration and extent of the impact of the COVID-19 outbreak. The related financial impact cannot be reasonably estimated at this time. However, the Company expects a significant negative impact to its business, financial condition, cash flows and results of operations in 2020, which may include non-cash asset impairments, excess inventory and difficulty collecting trade receivables, among other things.
As a result, the Company has increased the aggregate borrowings outstanding under its senior unsecured revolving credit facilities, other short-term revolving credit facilities and unsecured commercial paper note program to approximately $930.0 million to increase its cash position and help preserve its financial flexibility.

PVH CORP.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
(In millions, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2019 (1),(2),(3)	2018 (10)	2019 (1),(4),(5),(6)	2018 (10)	2019 (1),(4),(7)	2018 (10)	2019 (4),(7),(8),(9)		2018 (10),(11),(12),(13),(14)
Total revenue	$2,356.3	$2,314.6	$2,364.2	$2,333.7	$2,587.7	$2,524.5	$2,600.8		$2,484.0
Gross profit	1,295.9	1,291.0	1,288.4	1,297.0	1,406.2	1,364.8	1,397.9		1,355.5
Net income (loss)	81.6	178.9	193.1	164.7	208.9	242.6	(68.5)		158.4
Net income (loss) attributable to PVH Corp.	82.0	179.4	193.5	165.2	209.2	243.1	(67.4)		158.7
Basic net income (loss) per common share attributable to PVH Corp.	1.09	2.33	2.59	2.15	2.83	3.18	(0.93)		2.10
Diluted net income (loss) per common share attributable to PVH Corp.	1.08	2.29	2.58	2.12	2.82	3.15	(0.93)	(15)	2.09

(1)
The first, second and third quarters of 2019 included pre-tax costs of $70.3 million, $29.1 million and $3.5 million, respectively, associated with the Calvin Klein restructuring, of which $1.7 million and $11.2 million are included in gross profit in the first and second quarters of 2019, respectively.

(2)	The first quarter of 2019 included pre-tax costs of $54.9 million in connection with the TH U.S. store closures, primarily consisting of noncash lease asset impairments.

(3)	The first quarter of 2019 included pre-tax costs of $6.2 million related to the refinancing of the Company’s senior credit facilities.

(4)
The second, third and fourth quarters of 2019 included pre-tax costs of $4.8 million, $8.6 million and $5.9 million, respectively, associated with the Australia and TH CSAP acquisitions, of which $4.1 million, $6.5 million and $5.9 million, respectively, are included in gross profit.

(5)
The second quarter of 2019 included a pre-tax noncash gain of $113.1 million to write up the Company’s equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition, as well as pre-tax costs of $2.1 million on the Company’s equity investments in Gazal and PVH Australia prior to the Australia acquisition closing.

(6)	The second quarter of 2019 included pre-tax costs of $59.8 million associated with the Socks and Hosiery transaction.

(7)
The third and fourth quarters of 2019 included pre-tax interest expense of $2.6 million and $6.0 million, respectively, resulting from the remeasurements of the mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

(8)	The fourth quarter of 2019 included a pre-tax actuarial loss of $97.8 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans.

(9)
The fourth quarter of 2019 included a pre-tax noncash loss of $142.0 million, as well as a tax benefit of $27.8 million related to the write-off of deferred tax liabilities in connection with the Speedo transaction.

(10)	The first, second, third and fourth quarters of 2018 included pre-tax costs of $6.9 million, $6.7 million, $6.3 million and $3.7 million, respectively, associated with the TH China acquisition.

(11)	The fourth quarter of 2018 included pre-tax costs of $40.7 million associated with the Calvin Klein restructuring, of which $2.2 million are included in gross profit.

(12)	The fourth quarter of 2018 included a discrete tax benefit of $41.1 million related to the remeasurement of certain net deferred tax liabilities in connection with the 2019 Dutch Tax Plan.

(13)	The fourth quarter of 2018 included a discrete net tax benefit of $24.7 million related to the U.S. Tax Legislation.

(14)	The fourth quarter of 2018 included a pre-tax actuarial loss of $15.0 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans.

(15)
The diluted net loss per common share attributable to PVH Corp. in the fourth quarter of 2019 excluded potentially dilutive securities because there was a net loss attributable to PVH Corp. in the fourth quarter and as such, the inclusion of these securities would have been anti-dilutive.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 2, 2020.

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

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and Chief
April 1, 2020	Operating & Financial Officer
April 1, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on Internal Control Over Financial Reporting

We have audited PVH Corp.’s internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PVH Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2020 and February 3, 2019, the related consolidated income statements, statements of comprehensive income, statements of changes in stockholders’ equity and redeemable non-controlling interest and statements of cash flows for each of the three years in the period ended February 2, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated April 1, 2020 expressed an unqualified opinion thereon.

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
April 1, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PVH Corp. (the Company) as of February 2, 2020 and February 3, 2019, the related consolidated income statements, statements of comprehensive income, statements of changes in stockholders' equity and redeemable non-controlling interest and statements of cash flows for each of the three years in the period ended February 2, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2020 expressed an unqualified opinion thereon.

Adoption of ASU 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in the fiscal year ended February 2, 2020 due to the adoption of ASU 2016-02, Leases and associated amendments (Topic 842), using the modified retrospective approach.

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

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit and risk management committee of the Company’s board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Wholesale Sales Allowances

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company generates revenue from the wholesale distribution of its products to traditional retailers (including for sale through their digital commerce sites). The amount of revenue recognized is net of sales allowances that the Company offers to its wholesale customers which are estimated based on seasonal negotiations, historical experience and an evaluation of current market conditions.

Auditing management’s estimate of wholesale sales allowances was complex and judgmental as it is sensitive to changes in future market or economic conditions and has a direct, material impact on the amount of revenue recognized by the Company. There is also significant estimation to establish sales allowances, based on the Company’s review of the individual customer seasonal negotiations and the expected performance of the products in the customers’ stores.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to calculate the wholesale sales allowances, including the consideration of historical experience and current as well as future market conditions.

To test the estimate of wholesale sales allowances, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions used by the Company to calculate the projected sales allowance dollars, including seasonal customer negotiations and expected performance of the products. We compared the significant assumptions used by management to current market and economic trends and other relevant factors. We assessed the historical accuracy of management’s estimate and performed sensitivity analyses of significant assumptions to evaluate the changes in the estimate that would result from changes in the assumptions.

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
At February 2, 2020, the Company’s goodwill and indefinite-lived intangible assets totaled $3.7 billion and $3.1 billion, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are qualitatively tested and quantitatively tested, when necessary, for impairment at least annually.

Auditing management’s annual goodwill and indefinite-lived intangible assets impairment test was complex and judgmental due to the significant estimation required to determine the fair value of the reporting units and the fair value of the indefinite-lived intangible assets. In particular, the fair value estimates were sensitive to significant assumptions such as the weighted average cost of capital, revenue growth rate, forecast earnings before interest and taxes and terminal growth rate, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units and indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived intangible assets that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Accounting for Acquisition of Gazal

Description of the Matter
On May 31, 2019, the Company acquired for AUD180.5 million (approximately $124.7 million) the approximately 78% interest in Gazal Corporation Limited (Gazal) that it did not already own. As discussed in Note 3 to the consolidated financial statements, PVH Australia came under the Company’s full control as a result of the acquisition, and the transaction was accounted for using the acquisition method of accounting for business combinations.

Auditing the Company’s accounting for its acquisition of Gazal was complex due to the significant estimation uncertainty required by management to determine the fair value of the Company’s previously held equity interests, the mandatorily redeemable non-controlling interest and identified intangible assets, which consisted principally of reacquired license rights of $204.9 million, which are indefinite lived, order backlog of $0.3 million and customer relationships of $17.0 million. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions including the weighted average cost of capital, revenue growth rate, revenue and operating expense volatility, forecast earnings before interest and taxes and terminal growth rate. These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the previously held equity interests, the mandatorily redeemable non-controlling interest and the identified intangible assets. For example, we tested controls over management’s review of the valuations, including the review of the valuation models and significant assumptions used in the valuations.

To test the fair value of the previously held equity interests, the mandatorily redeemable non-controlling interest and the identified intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired businesses and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair values resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1938.

New York, New York
April 1, 2020

PVH CORP.

FIVE YEAR FINANCIAL SUMMARY
(In millions, except per share data, percents and ratios)

	2019 (1)	2018 (2),(7)	2017 (3),(6),(7)	2016 (4),(6),(7)	2015 (5),(6),(7)
Summary of Operations
Revenue	$9,909.0	$9,656.8	$8,914.8	$8,203.1	$8,020.3
Cost of goods sold, expenses and other income items	9,350.3	8,765.1	8,282.4	7,413.9	7,259.8
Income before interest and taxes	558.7	891.7	632.4	789.2	760.5
Interest expense, net	114.7	116.1	122.2	115.0	113.0
Income tax expense (benefit)	28.9	31.0	(25.9)	125.5	75.1
Net loss attributable to redeemable non-controlling interest	(2.2)	(1.8)	(1.7)	(0.3)	—
Net income attributable to PVH Corp.	$417.3	$746.4	$537.8	$549.0	$572.4
Per Share Statistics
Basic net income per common share attributable to PVH Corp.	$5.63	$9.75	$6.93	$6.84	$6.95
Diluted net income per common share attributable to PVH Corp.	5.60	9.65	6.84	6.79	6.89
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	80.39	77.29	71.73	61.16	55.86
Financial Position
Current assets	$3,394.2	$3,238.6	$3,030.8	$2,879.6	$2,804.5
Current liabilities (including short-term borrowings and current portion of long-term debt)	2,361.1	1,893.9	1,871.6	1,564.8	1,527.2
Working capital	1,033.1	1,344.7	1,159.2	1,314.8	1,277.3
Total assets	13,631.0	11,863.7	11,885.7	11,067.9	10,673.8
Finance leases	14.5	16.5	16.0	16.4	14.6
Long-term debt	2,693.9	2,819.4	3,061.3	3,197.3	3,031.7
Stockholders’ equity	5,811.5	5,827.8	5,536.4	4,804.5	4,552.3
Other Statistics
Total debt to total capital (8)	32.3%	32.8%	35.9%	40.2%	41.3%
Net debt to net capital (9)	28.1%	29.1%	32.0%	34.2%	36.8%
Current ratio	1.4	1.7	1.6	1.8	1.8

(1)
2019 includes (a) pre-tax costs of $102.9 million associated with the Calvin Klein restructuring; (b) a pre-tax noncash loss of $142.0 million in connection with the Speedo transaction; (c) a pre-tax noncash gain of $113.1 million to write up the Company’s equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition, partially offset by pre-tax acquisition related costs of $19.3 million associated with the Australia and TH CSAP acquisitions, consisting of noncash valuation adjustments, and a one-time cost of $2.1 million recorded on the Company’s equity investments in Gazal and PVH Australia prior to the Australia acquisition closing; (d) pre-tax costs of $59.8 million associated with the Socks and Hosiery transaction; (e) pre-tax costs of $54.9 million associated with the TH U.S. store closures, primarily consisting of noncash lease asset impairments; (f) pre-tax costs of $6.2 million associated with the refinancing of the Company’s senior credit facilities; (g) a pre-tax actuarial loss of $97.8 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans; (h) pre-tax interest expense of $8.6 million resulting from the remeasurements of the mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition; and (i) a discrete tax benefit of $27.8 million related to the write-off of deferred tax liabilities in connection with the Speedo transaction.

(2)
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

(3)
2017 includes (a) pre-tax costs of $82.9 million associated with the Mr. Hilfiger amendment; (b) pre-tax costs of $54.2 million associated with the Li & Fung termination; (c) pre-tax costs of $23.9 million associated with the early redemption of the Company’s $700 million 4 1/2% senior notes due 2022; (d) pre-tax costs of $26.9 million associated with the TH China acquisition, primarily consisting of noncash amortization of short-lived assets; (e) pre-tax costs of $19.2 million associated with relocation of the Tommy Hilfiger office in New York, including noncash depreciation expense; (f) pre-tax costs of $9.4 million associated with the noncash settlement of certain of the Company’s benefit obligations related to its Pension Plans as a result of an annuity purchased for certain participants, under which such obligations were transferred to an insurer; (g) a pre-tax actuarial loss of $2.5 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans; (h) a discrete net tax benefit of $52.8 million related to the U.S. Tax Legislation; and (i) a discrete tax benefit of $15.2 million related to an excess tax benefit from the exercise of stock options by the Company’s Chairman and Chief Executive Officer.

(4)
2016 includes (a) a pre-tax noncash gain of $153.1 million to write up the Company’s equity investment in TH China to fair value in connection with the TH China acquisition, partially offset by pre-tax acquisition related costs of $76.9 million, primarily consisting of valuation adjustments and amortization of short-lived assets, and a one-time cost of $5.9 million recorded on the Company’s equity investment in TH China; (b) pre-tax costs of $15.8 million associated with the Company’s amendment of its prior 2014 senior secured credit facilities; (c) a pre-tax noncash loss of $81.8 million recorded in connection with the deconsolidation of the Mexico business; (d) a pre-tax gain of $18.1 million associated with a payment made to the Company to exit a TOMMY HILFIGER flagship store in Europe; (e) pre-tax costs of $11.0 million associated with the TH men’s tailored license termination; and (f) a pre-tax actuarial gain of $39.1 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans.

(5)
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

(6)
The Company adopted the update to accounting guidance related to revenue recognition in 2018 using a modified retrospective approach to all contracts applied as of the period of adoption with a cumulative-effect adjustment to opening retained earnings and as such, prior periods have not been restated. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements as of and for the fiscal year ended February 3, 2019, including the Company’s Consolidated Income Statement and Consolidated Balance Sheet, or on any individual caption therein.

(7)
The Company adopted the update to accounting guidance related to leases in 2019 using the modified retrospective approach applied as of the period of adoption with a cumulative-effect adjustment to opening retained earnings and as such, prior periods have not been restated. Upon adoption, the Company (i) recognized operating lease right-of-use assets of $1.7 billion and lease liabilities of $1.9 billion, (ii) recorded a cumulative-effect adjustment to retained earnings of $3.1 million and (iii) recorded other reclassification adjustments within its Consolidated Balance Sheet related to, among other things, deferred rent. Please see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

(8)	Total capital equals total debt (including finance leases) plus stockholders’ equity.

(9)	Net debt equals total debt (including finance leases) reduced by cash. Net capital equals total capital reduced by cash.

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C			Column D		Column E
		Additions Charged to Costs and Expenses		Additions Charged to Other Accounts
	Balance at Beginning of Period						Balance at End of Period

Description					Deductions	(1)
Year Ended February 2, 2020
Allowance for doubtful accounts	$21.6	$5.7		$—	$6.2	(2)	$21.1
Allowance/accrual for operational chargebacks and customer markdowns	226.8	529.3		—	535.9		220.2
Valuation allowance for deferred income tax assets	62.6	17.1		—	9.9		69.8
Year Ended February 3, 2019
Allowance for doubtful accounts	$21.1	$14.2		$—	$13.7	(2)	$21.6
Allowance/accrual for operational chargebacks and customer markdowns	271.0	403.8		—	448.0		226.8
Valuation allowance for deferred income tax assets	106.3	12.9		—	56.6	(3)	62.6
Year Ended February 4, 2018
Allowance for doubtful accounts	$15.0	$7.5		$—	$1.4	(2)	$21.1
Allowance/accrual for operational chargebacks and customer markdowns	289.5	498.2		—	516.7		271.0
Valuation allowance for deferred income tax assets	43.9	64.3	(4)	1.9	3.8		106.3

(1)	Includes changes due to foreign currency translation.

(2)	Principally accounts written off as uncollectible, net of recoveries.

(3)	Includes the release of a $26.3 million valuation allowance on the Company’s foreign tax credits to adjust the provisional amount recorded in 2017 as a result of the U.S. Tax Legislation.

(4)	Includes the recognition of a $38.5 million provisional valuation allowance on the Company’s foreign tax credits as a result of the U.S. Tax Legislation.