Form 10-Q
period 2020-05-03
PVH CORP. /DE/
filed 2020-06-11
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 3, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

200 Madison Avenue,	New York,	New York	10016
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of June 2, 2020 was 71,039,094.

PVH CORP.
INDEX
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, and other factors; (iv) our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) quota restrictions, the imposition of safeguard controls and the imposition of duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, such as the recently imposed increased tariffs, and threatened increased tariffs on goods imported into the United States from China, any of which, among other things, could limit the ability to produce products in cost-effective countries or in countries that have the labor and technical expertise needed, or require that we absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vi) the availability and cost of raw materials; (vii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (viii) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (ix) disease epidemics and health related concerns, such as the current COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, has resulted in some of the following) supply chain disruptions due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas, closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments impose mandatory business closures, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result (or, with respect to the COVID-19 pandemic, could continue to result) in noncash impairments of the Company’s goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (x) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xi) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xii) significant fluctuations of the United States dollar against foreign currencies in which we transact significant levels of business; (xiii) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xiv) the impact of new and revised tax legislation and regulations; and (xv) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019
Net sales	$1,257.2	$2,237.3
Royalty revenue	69.0	89.4
Advertising and other revenue	17.8	29.6
Total revenue	1,344.0	2,356.3
Cost of goods sold (exclusive of depreciation and amortization)	678.1	1,060.4
Gross profit	665.9	1,295.9
Selling, general and administrative expenses	940.1	1,161.5
Goodwill and other intangible assets impairments	933.5	—
Non-service related pension and postretirement income	(3.6)	(2.2)
Debt modification and extinguishment costs	—	5.2
Other noncash loss, net	3.1	—
Equity in net (loss) income of unconsolidated affiliates	(11.2)	3.7
(Loss) income before interest and taxes	(1,218.4)	135.1
Interest expense	22.5	31.0
Interest income	1.3	1.1
(Loss) income before taxes	(1,239.6)	105.2
Income tax (benefit) expense	(142.4)	23.6
Net (loss) income	(1,097.2)	81.6
Less: Net loss attributable to redeemable non-controlling interest	(0.4)	(0.4)
Net (loss) income attributable to PVH Corp.	$(1,096.8)	$82.0
Basic net (loss) income per common share attributable to PVH Corp.	$(15.37)	$1.09
Diluted net (loss) income per common share attributable to PVH Corp.	$(15.37)	$1.08

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive (Loss) Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019

Net (loss) income	$(1,097.2)	$81.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(112.6)	(111.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $4.1 and $0.4	7.8	13.4
Net gain on net investment hedges, net of tax expense of $3.7 and $7.2	11.5	22.4
Total other comprehensive loss	(93.3)	(75.8)
Comprehensive (loss) income	(1,190.5)	5.8
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.4)	(0.4)
Comprehensive (loss) income attributable to PVH Corp.	$(1,190.1)	$6.2

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 3,	February 2,	May 5,
	2020	2020	2019
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$800.7	$503.4	$494.3
Trade receivables, net of allowances for credit losses of $54.0, $21.1 and $23.0	545.6	741.4	851.6
Other receivables	21.3	23.7	24.4
Inventories, net	1,561.2	1,615.7	1,608.4
Prepaid expenses	160.1	159.9	173.4
Other	99.4	112.9	101.3
Assets held for sale	—	237.2	—
Total Current Assets	3,188.3	3,394.2	3,253.4
Property, Plant and Equipment, net	976.5	1,026.8	962.3
Operating Lease Right-of-Use Assets	1,638.0	1,675.8	1,606.0
Goodwill	2,759.1	3,677.6	3,625.7
Tradenames	2,768.9	2,830.2	2,838.4
Other Intangibles, net	616.4	650.5	685.6
Other Assets, including deferred taxes of $49.4, $40.3 and $27.6	347.0	375.9	383.6
Total Assets	$12,294.2	$13,631.0	$13,355.0

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$783.9	$882.8	$696.2
Accrued expenses	751.3	929.6	789.5
Deferred revenue	51.7	64.7	55.9
Current portion of operating lease liabilities	399.0	363.5	334.3
Short-term borrowings	322.1	49.6	299.7
Current portion of long-term debt	13.6	13.8	31.0
Liabilities related to assets held for sale	—	57.1	—
Total Current Liabilities	2,321.6	2,361.1	2,206.6
Long-Term Portion of Operating Lease Liabilities	1,493.2	1,532.0	1,499.4
Long-Term Debt	2,854.2	2,693.9	2,759.4
Other Liabilities, including deferred taxes of $433.7, $558.1 and $543.0	1,114.2	1,234.5	1,128.3
Redeemable Non-Controlling Interest	(2.4)	(2.0)	(0.2)
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 86,122,983; 85,890,276 and 85,817,270 shares issued	86.1	85.9	85.8
Additional paid in capital - common stock	3,085.2	3,075.4	3,032.7
Retained earnings	3,652.5	4,753.0	4,423.3
Accumulated other comprehensive loss	(733.4)	(640.1)	(583.7)
Less: 15,094,838; 13,597,113 and 10,702,140 shares of common stock held in treasury, at cost	(1,577.0)	(1,462.7)	(1,196.6)
Total Stockholders’ Equity	4,513.4	5,811.5	5,761.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$12,294.2	$13,631.0	$13,355.0

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(1,097.2)	$81.6
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	81.1	76.5
Equity in net loss (income) of unconsolidated affiliates	11.2	(3.7)
Deferred taxes	(127.9)	(10.1)
Stock-based compensation expense	10.0	13.9
Impairment of goodwill and other intangible assets	933.5	—
Impairment of other long-lived assets	16.0	83.7
Debt modification and extinguishment costs	—	5.2
Other noncash loss, net	3.1	—
Changes in operating assets and liabilities:
Trade receivables, net	186.5	(86.3)
Other receivables	1.4	0.6
Inventories, net	35.8	99.8
Accounts payable, accrued expenses and deferred revenue	(262.8)	(286.6)
Prepaid expenses	(1.4)	(28.0)
Other, net	67.9	(19.8)
Net cash used by operating activities	(142.8)	(73.2)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(56.4)	(76.7)
Proceeds from sale of the Speedo North America business	169.1	—
Net cash provided (used) by investing activities	112.7	(76.7)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	272.0	286.9
Proceeds from 3 5/8 senior notes, net of related fees	186.6	—
Proceeds from 2019 facilities, net of related fees	—	1,643.5
Repayment of 2016 facilities	—	(1,649.3)
Repayment of 2019 facilities	(3.4)	—
Net proceeds from settlement of awards under stock plans	—	1.9
Cash dividends	(2.7)	(5.7)
Acquisition of treasury shares	(114.8)	(77.5)
Payments of finance lease liabilities	(1.3)	(1.5)
Net cash provided by financing activities	336.4	198.3
Effect of exchange rate changes on cash and cash equivalents	(9.0)	(6.1)
Increase in cash and cash equivalents	297.3	42.3
Cash and cash equivalents at beginning of period	503.4	452.0
Cash and cash equivalents at end of period	$800.7	$494.3
See Note 17 for information on Supplemental Cash Flow Information.

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest
Unaudited
(In millions, except share and per share data)

	Thirteen Weeks Ended May 5, 2019
		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 3, 2019	$0.2	$—	85,446,141	$85.4	$3,017.3	$4,350.1	$(507.9)	$(1,117.1)	$5,827.8
Net income attributable to PVH Corp.						82.0			82.0
Foreign currency translation adjustments							(111.6)		(111.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.4							13.4		13.4
Net gain on net investment hedges, net of tax expense of $7.2							22.4		22.4
Comprehensive income attributable to PVH Corp.									6.2
Cumulative-effect adjustment related to the adoption of accounting guidance for leases						(3.1)			(3.1)
Settlement of awards under stock plans			371,129	0.4	1.5				1.9
Stock-based compensation expense					13.9				13.9
Cash dividends ($0.075 per common share)						(5.7)			(5.7)
Acquisition of 659,630 treasury shares								(79.5)	(79.5)
Net loss attributable to redeemable non-controlling interest	(0.4)
May 5, 2019	$(0.2)	$—	85,817,270	$85.8	$3,032.7	$4,423.3	$(583.7)	$(1,196.6)	$5,761.5

	Thirteen Weeks Ended May 3, 2020
		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 2, 2020	$(2.0)	$—	85,890,276	$85.9	$3,075.4	$4,753.0	$(640.1)	$(1,462.7)	$5,811.5
Net loss attributable to PVH Corp.						(1,096.8)			(1,096.8)
Foreign currency translation adjustments							(112.6)		(112.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $4.1							7.8		7.8
Net gain on net investment hedges, net of tax expense of $3.7							11.5		11.5
Comprehensive loss attributable to PVH Corp.									(1,190.1)
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses						(1.0)			(1.0)
Settlement of awards under stock plans			232,707	0.2	(0.2)				—
Stock-based compensation expense					10.0				10.0
Cash dividends ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 1,497,725 treasury shares								(114.3)	(114.3)
Net loss attributable to redeemable non-controlling interest	(0.4)
May 3, 2020	$(2.4)	$—	86,122,983	$86.1	$3,085.2	$3,652.5	$(733.4)	$(1,577.0)	$4,513.4

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio consisting of nationally and internationally recognized trademarks, including TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene, which are owned, as well as various other owned, licensed and, to a lesser extent, private label brands. The Company also licensed Speedo for North America and the Caribbean from Speedo International Limited until April 6, 2020, at which time the Company completed the sale of its Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand (the “Speedo transaction”). Upon the closing of the transaction, the Company deconsolidated the net assets of the Speedo North America business and no longer licenses the Speedo trademark. The Company designs and markets branded dress shirts, neckwear, sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. References to the aforementioned and other brand names are to registered and common law trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Statements of Operations include its proportionate share of the net income or loss of these entities. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion. The Company and Arvind Limited (“Arvind”) have a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which the Company owns a 75% interest. PVH Ethiopia is consolidated and the minority shareholder’s proportionate share (25%) of the equity in this joint venture is accounted for as a redeemable non-controlling interest. Please see Note 5, “Redeemable Non-Controlling Interest,” for further discussion.

The Company’s fiscal years are based on the 52-53 week periods ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to the Company’s fiscal year, unless the context requires otherwise.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2020.

The preparation of the interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 3, 2020 and May 5, 2019 are not necessarily indicative of those for a full fiscal year due, in part, to the COVID-19 pandemic as well as seasonal factors. The data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

COVID-19 Pandemic

The COVID-19 pandemic had a significant adverse impact on the Company’s business, financial condition, cash flows and results of operations in the first quarter of 2020 and continues into the second quarter of 2020. Virtually all of the Company’s retail stores were temporarily closed for varying periods of time throughout the first quarter as a result of the pandemic, with some stores beginning to reopen early in the second quarter under reduced operating hours. The Company’s wholesale customers and licensing partners also experienced significant business disruptions, which also resulted in a decrease in the Company’s revenue. In addition, the pandemic has impacted some of the Company’s suppliers, including third-party manufacturers, logistics providers and other vendors and has also disrupted the supply chains of its licensees. These supply chains may experience future disruptions as a result of either closed factories or factories operating with reduced workforces.

Given the uncertainties surrounding the impacts of the COVID-19 pandemic on the Company's future financial condition and results of operations, the Company has taken certain actions to preserve its liquidity and strengthen its financial flexibility. The Company suspended share repurchases under its stock repurchase program and suspended its dividends in mid-March. In addition, the Company has taken certain actions, which are ongoing, to (i) reduce payroll costs, through salary and incentive compensation reductions, furloughs, decreased working hours and hiring freezes, as well as taking advantage of applicable government relief programs, (ii) eliminate or reduce discretionary and variable operating expenses, including marketing, travel, consulting services, and creative and design costs, (iii) reduce working capital, with a particular focus on tightly managing its inventories, including reducing and cancelling inventory commitments, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as negotiating extended payment terms with its suppliers, and (iv) reduce capital expenditures.

In April 2020, the Company entered into a new $275.0 million 364-day unsecured revolving credit facility and issued an additional €175.0 million euro-denominated principal amount of 3 5/8% senior notes due 2024. In June 2020, the Company amended its senior unsecured credit facilities to provide temporary relief of certain financial covenants under these facilities during future periods. Please see Note 9, “Debt,” for further discussion.

The Company also assessed the impacts of the pandemic on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to the allowance for credit losses, inventory reserves, carrying values of goodwill, intangible assets, and other long-lived assets, and the effectiveness of hedging instruments. Based on these assessments, the Company recorded pre-tax noncash impairment charges of $961.8 million in the first quarter of 2020, including $879.0 million related to goodwill, $54.5 million related to other intangible assets, $16.0 million related to store assets and $12.3 million related to an equity method investment, and recorded increases to its inventory reserves and allowances for credit losses of $59.1 million and $32.9 million, respectively. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion of the impairments related to goodwill and other intangible assets, Note 12, “Fair Value Measurements,” for further discussion of the impairments related to store assets and Note 6, “Investments in Unconsolidated Affiliates,” for further discussion of the impairment related to an equity method investment.

The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic and, if economic conditions caused by the pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially and adversely impacted.

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
Product Sales
The Company generates revenue from the wholesale distribution of its products to traditional retailers (including for sale through their digital commerce sites), pure play digital commerce retailers, franchisees, licensees and distributors. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon receipt of goods by the customer. Payment is typically due within 30 to 90 days. The Company has provided temporary extensions to its standard payment terms for certain customers in connection with the COVID-19 pandemic. The amount of revenue recognized is net of returns, sales allowances and other discounts that the Company offers to its wholesale customers. The Company estimates returns based on an analysis of historical experience and specific customer arrangements and estimates sales allowances and other discounts based on seasonal negotiations, historical experience and an evaluation of current market conditions.
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
As of May 3, 2020, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1.2 billion, of which the Company expects to recognize $204.2 million as revenue during the remainder of 2020, $249.0 million in 2021 and $737.6 million thereafter.

Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirteen weeks ended May 3, 2020 and May 5, 2019 were as follows:

(In millions)	Thirteen Weeks Ended
	5/3/20	5/5/19
Deferred revenue balance at beginning of period	$64.7	$65.3
Net additions to deferred revenue during the period	29.6	42.0
Reductions in deferred revenue for revenue recognized during the period (1)	(42.6)	(51.4)
Deferred revenue balance at end of period	$51.7	$55.9

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $9.7 million, $10.3 million and $2.1 million as of May 3, 2020, February 2, 2020 and May 5, 2019, respectively.

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

4. ACQUISITIONS AND DIVESTITURES

TH CSAP Acquisition

The Company acquired on July 1, 2019 the Tommy Hilfiger retail business in Central and Southeast Asia from the Company’s previous licensee in that market (the “TH CSAP acquisition”). As a result of the TH CSAP acquisition, the Company now operates directly the Tommy Hilfiger retail business in the Central and Southeast Asia market.

The acquisition date fair value of the consideration paid was $74.3 million. The estimated fair value of the assets acquired consisted of $63.9 million of goodwill and $10.4 million of other net assets. The goodwill of $63.9 million was assigned as of the acquisition date to the Company’s Tommy Hilfiger International segment, which is the Company’s reporting unit that is expected to benefit from the synergies of the combination. Goodwill is not expected to be deductible for tax purposes. The Company is still in the process of finalizing the valuation of the assets acquired, which will be completed in the second quarter of 2020; thus the allocation of the acquisition consideration is subject to change.

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

Gain on Previously Held Equity Investments

The carrying values of the Company’s approximately 22% interest in Gazal and 50% interest in PVH Australia prior to the acquisition were $16.5 million and $41.9 million, respectively. In connection with the acquisition, these investments were remeasured to fair values of $40.1 million and $131.4 million, respectively, resulting in the recognition of an aggregate noncash gain of $113.1 million during the second quarter of 2019.

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

Mandatorily Redeemable Non-Controlling Interest

Pursuant to the terms of the acquisition agreement, key members of Gazal and PVH Australia management exchanged a portion of their interests in Gazal for approximately 6% of the outstanding shares in the previously wholly owned subsidiary of the Company that acquired 100% of the ownership interests in the Australia business. The Company is obligated to purchase this 6% interest within two years of the acquisition closing in two tranches as follows: tranche 1 – 50% of the shares one year after the closing, but the holders had the option to defer half of this tranche to tranche 2; and tranche 2 – all remaining shares two years after the closing. With respect to tranche 1, the holders elected not to defer their shares and, as a result, the Company purchased all of the tranche 1 shares in June 2020. The purchase price for the tranche 1 and tranche 2 shares is based on a multiple of the subsidiary’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) less net debt as of the end of the measurement year, and the multiple varies depending on the level of EBITDA compared to a target.

The Company recognized a liability of $26.2 million for the fair value of the 6% interest on the date of the acquisition, which is being accounted for as a mandatorily redeemable non-controlling interest. The fair value of the liability was determined using a Monte Carlo simulation model, which utilizes inputs, including the volatility of financial results, in order to model the probability of different outcomes. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs. In subsequent periods, the liability for the mandatorily redeemable non-controlling interest is adjusted each reporting period to its redemption value based on conditions that exist as of each subsequent balance sheet date, provided that the liability cannot be adjusted below the amount initially recorded at the acquisition date. The Company records any such adjustments to the liability in interest expense in the Company’s Consolidated Statement of Operations.

For the tranche 1 shares, the measurement period ended in 2019 and the $16.3 million liability as of May 3, 2020 was equal to the aggregate purchase price for the tranche 1 shares paid to the management shareholders in June 2020 under the conditions specified in terms of the acquisition agreement. For the tranche 2 shares, the Company recorded a gain of $3.7 million in interest expense during the thirteen weeks ended May 3, 2020 in connection with the remeasurement of the liability, which reflects the negative impact of the COVID-19 pandemic on the subsidiary’s results in the first quarter of 2020 and resulted in a reduction to the liability for the tranche 2 shares. The $12.9 million liability for the tranche 2 shares at May 3, 2020 represents the amount initially recorded at the acquisition date, as the amount the Company estimates it would pay under the conditions specified in the terms of the acquisition agreement if settlement had occurred as of May 3, 2020 of $12.1 million is less than the amount initially recorded. If the payment made for the tranche 2 shares at the settlement date is less than the liability recorded, the Company would record an extinguishment gain upon settlement.

The liability for the mandatorily redeemable non-controlling interest was $29.2 million as of May 3, 2020 based on exchange rates in effect on that date, of which $16.3 million related to the tranche 1 shares was included in accrued expenses and $12.9 million related to the tranche 2 shares was included in other liabilities in the Company’s Consolidated Balance Sheet.

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

Prior to the closing of the Australia acquisition, Gazal had entered into an agreement to sell an office building and warehouse to a third party and, as such, the building was classified as held for sale on the acquisition date. In June 2019, the Company completed the sale of the building and warehouse for $59.4 million, incurring costs of $1.0 million, and leased back the building without an option to repurchase. No gain or loss was recognized on the transaction.

The goodwill of $65.9 million was assigned as of the acquisition date to the Company’s Tommy Hilfiger International and Calvin Klein International segments in the amounts of $56.8 million and $9.1 million, respectively, which include the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill is not deductible for tax purposes. The other intangible assets of $222.2 million consisted of reacquired perpetual license rights of $204.9 million, which are indefinite-lived, order backlog of $0.3 million, which was amortized on a straight-line basis over 0.5 years, and customer relationships of $17.0 million which are being amortized on a straight-line basis over 10.0 years. The Company finalized the purchase price allocation during the first quarter of 2020.

Sale of the Speedo North America Business

The Company entered into a definitive agreement on January 9, 2020 to sell its Speedo North America business to Pentland, the parent company of the Speedo brand, for $170.0 million in cash, subject to a working capital adjustment. The Company classified the assets and liabilities of the Speedo North America business as held for sale in the Company’s Consolidated Balance Sheet as of February 2, 2020 and recorded a pre-tax noncash loss of $142.0 million during the fourth quarter of 2019 (including a $116.4 million noncash impairment charge related to the Speedo perpetual license right) to reduce the carrying value of the Speedo North America business to its estimated fair value, less costs to sell. The estimated fair value, less costs to sell, reflected the amount of consideration the Company expected to receive upon closing of the transaction, inclusive of the working capital adjustment.

The Company completed the sale of its Speedo North America business on April 6, 2020 for net proceeds of $169.1 million, subject to a final adjustment based on terms of the agreement, and deconsolidated the net assets of the business. In connection with the closing of the transaction, the Company recorded a pre-tax noncash loss of $5.9 million in the first quarter of 2020 resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020. The loss was recorded in other noncash loss, net in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment.

Upon the closing of the transaction, U.S.-based employees who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned under its retirement plans. No further benefits will be accrued under the plans and as a result, the Company recognized a gain of $2.8 million in the first quarter of 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other noncash loss, net in the Company’s Consolidated Statement of Operations. Please see Note 8, “Retirement and Benefit Plans,” for further discussion.

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

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of PVH Ethiopia was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI as of May 3, 2020 was $(2.4) million, which is greater than the redemption amount. The carrying amount decreased from $(2.0) million as of February 2, 2020 as a result of a net loss attributable to the RNCI for the thirteen weeks ended May 3, 2020 of $0.4 million. The carrying amount of the RNCI as of May 5, 2019 was $(0.2) million.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $142.1 million, $176.3 million and $208.5 million as of May 3, 2020, February 2, 2020 and May 5, 2019, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets.

The Company owns an economic interest of approximately 8% in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). The Company determined that recent and projected business results for Karl Lagerfeld, which included an adverse impact of the COVID-19 pandemic, was an indicator of an other-than-temporary impairment with respect to the Company’s investment in Karl Lagerfeld as of May 3, 2020. The Company calculated the fair value of its investment using future operating cash flow projections that were discounted at a rate of 10.9%, which accounted for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs. The Company determined the fair value of its investment was lower than its carrying amount as of May 3, 2020, and as a result recorded a noncash other-than temporary impairment of $12.3 million to fully impair the investment during the thirteen weeks ended May 3, 2020. The impairment was included in equity in net (loss) income of unconsolidated affiliates in the Company’s Consolidated Statement of Operations. The impairment charge was recorded in corporate expenses not allocated to any reportable segments, consistent with how the Company has historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirteen weeks ended May 3, 2020, by segment (please see Note 18, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 2, 2020
Goodwill, gross	$780.4	$896.1	$204.4	$1,598.3	$198.4	$11.9	$3,689.5
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.4	896.1	204.4	1,598.3	198.4	—	3,677.6
Impairment	(287.3)	(394.0)	—	—	(197.7)	—	(879.0)
Currency translation and other	1.0	(13.3)	(1.4)	(25.1)	(0.7)	—	(39.5)
Balance as of May 3, 2020
Goodwill, gross	781.4	882.8	203.0	1,573.2	197.7	11.9	3,650.0
Accumulated impairment losses	(287.3)	(394.0)	—	—	(197.7)	(11.9)	(890.9)
Goodwill, net	$494.1	$488.8	$203.0	$1,573.2	$—	$—	$2,759.1

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Impairment testing for other indefinite-lived intangible assets is done at the individual asset level. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Indefinite-lived intangible assets and intangible assets with finite lives are tested for impairment prior to assessing the recoverability of goodwill.

Goodwill

The COVID-19 pandemic had a significant adverse impact on the Company’s business during the first quarter of 2020, resulting in an unprecedented decline in revenue and earnings, and is driving an extended decline in the Company’s stock price and associated market capitalization. While there is significant uncertainty about the duration and extent of the impact of the pandemic, the Company expects there will be a significant negative impact to its future earnings and cash flows. The Company determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test.

As a result of this interim test, the Company recorded $879.0 million of noncash impairment charges during the first quarter of 2020, which was included in goodwill and other intangible assets impairments in the Company’s Consolidated Statement of Operations. The impairment charges, which related to the Heritage Wholesale North America, Calvin Klein Retail North America, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International reporting units, were recorded to the Company’s segments as follows: $197.7 million in the Heritage Brands Wholesale segment, $287.3 million in the Calvin Klein North America segment, and $394.0 million in the Calvin Klein International segment. The Company’s impairment assessment was performed in accordance with the accounting guidance adopted in the first quarter of 2020 that simplifies the testing for goodwill impairment, as discussed in Note 20, “Recent Accounting Guidance.”

Of these reporting units, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International were determined to be only partially impaired. The remaining carrying amount of goodwill allocated to these reporting units as of May 3, 2020 was $162.3 million, $143.4 million and $346.9 million, respectively. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumptions for these businesses would result in a change to the estimated fair value of the reporting units of approximately $80.0 million, $20.0 million and $140.0 million, respectively. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting units of approximately $60.0 million, $15.0 million and $125.0 million, respectively. While these reporting units were not determined to be fully impaired, they may be at risk of further impairment in the future in the event the related businesses do not perform as projected, including if they fail to recover as planned following the COVID-19 pandemic, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

With respect to the Company’s other reporting units that were not determined to be impaired, the Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount of $2,948.5 million by 5%. The carrying amount of goodwill allocated to this reporting unit as of May 3, 2020 was $1,557.5 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the Tommy Hilfiger International business would result in a change to the estimated fair value of the reporting unit of approximately $355.0 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting unit of approximately $320.0 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired, it may be at risk of future impairment in the event the related business does not perform as projected, including if it fails to recover as planned following the COVID-19 pandemic, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

The fair value of the reporting units for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration. Estimated future operating cash flows were discounted at rates of 10.0%, 10.5% or 11.0%, depending on the reporting unit, to account for the relative risks of the estimated future cash flows. For the market approach, used to validate the results of the income approach method, the Company used both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenue and EBITDA for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue and EBITDA data from target companies deemed similar to the reporting unit. The Company classified the fair values of its reporting units as Level 3 fair value measurements due to the use of significant unobservable inputs.

Indefinite-Lived Intangible Assets

The Company also determined that the impact of the COVID-19 pandemic on its business was a triggering event that prompted the need to perform interim impairment testing of its indefinite-lived intangible assets. For the TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, Warner’s and Olga tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s annual indefinite-lived intangible asset impairment test for 2019 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 85% as of the date of the Company’s 2019 annual test. Considering this and other factors, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test was not required.

For the ARROW and Geoffrey Beene tradenames and the reacquired perpetual license rights recorded in connection with the Australia acquisition, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, the Company recorded $47.2 million of noncash impairment charges during the first quarter of 2020 to write down the two tradenames. This included $35.6 million to write down the ARROW tradename, that had a carrying amount of $78.9 million, to a fair value of $43.3 million, and $11.6 million to write down the Geoffrey Beene tradename, that had a carrying amount of $17.0 million, to a fair value of $5.4 million. The $47.2 million of impairment charges was included in goodwill and other intangible assets impairments in the Company’s Consolidated Statement of Operations and allocated to the Company’s Heritage Brands Wholesale segment. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the Arrow business would result in a change to the estimated fair value of the tradename of approximately $5.0 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the tradename of approximately $5.0 million. Holding all other assumptions constant, a 100 basis points change to the annual revenue growth rate or weighted average cost of capital in the Geoffrey Beene business would result in an immaterial change to the estimated fair value of the tradename.

With regard to the reacquired perpetual license rights recorded in connection with the Australia acquisition, the Company determined that its fair value substantially exceeded its carrying amount and, therefore, the asset was not impaired.

The fair value of the ARROW and Geoffrey Beene tradenames was determined using an income-based relief-from-royalty method. Under this method, the value of an asset is estimated based on the hypothetical cost savings that accrue as a result of not having to license the tradename from another party. These cash flows are discounted to present value using a discount rate that factors in the relative risk of the intangible asset. The Company discounted the cash flows used to value the ARROW and Geoffrey Beene tradenames at a rate of 10.0%. The fair value of the Company’s reacquired perpetual license rights recorded in connection with the Australia acquisition was determined using an income approach which estimates the net cash flows directly attributable to the subject intangible asset. These cash flows are discounted to present value using a discount rate that factors in the relative risk of the intangible asset. The Company discounted the cash flows used to value the reacquired perpetual license rights recorded in connection with the Australia acquisition at a rate of 10.0%. The Company classified the fair values of these indefinite-lived intangible assets as Level 3 fair value measurements due to the use of significant unobservable inputs.

Finite-Lived Intangible Assets

Additionally, the Company recorded $7.3 million of noncash impairment charges during the first quarter of 2020 to write down certain finite-lived customer relationship intangible assets, to a fair value of zero. These impairments were included in goodwill and other intangible assets impairments in the Company’s Consolidated Statement of Operations and allocated to the Company’s segments as follows: $4.7 million in the Heritage Brands Wholesale segment and $2.6 million in the Calvin Klein North America segment. The Company determined qualitatively that these assets, which have a relatively short remaining useful life, were not recoverable and, therefore, impaired due to the adverse impact of the COVID-19 pandemic on the current and projected performance of the underlying businesses.

8. RETIREMENT AND BENEFIT PLANS

The Company, as of May 3, 2020, has five noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five plans as its “Pension Plans.”
The Company also has three noncontributory unfunded non-qualified supplemental defined benefit pension plans, including:

–A plan for certain current and former members of Tommy Hilfiger’s domestic senior management. The plan is frozen and, as a result, participants do not accrue additional benefits.
–A capital accumulation program for certain current and former senior executives. Under the individual participants’ agreements, the participants in the program will receive a predetermined amount during the ten years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least ten years and has attained age 55.
–A plan for certain employees resident in the United States who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement.

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		SERP Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/3/20	5/5/19	5/3/20	5/5/19

Service cost	$11.1	$8.2	$1.9	1.5
Interest cost	6.4	6.9	0.9	1.0
Expected return on plan assets	(10.9)	(10.1)	—	—
Speedo deconsolidation gain	(2.2)	—	(0.6)	—
Total	$4.4	$5.0	$2.2	$2.5

The Company completed the sale of its Speedo North America business to Pentland on April 6, 2020. Upon the closing of the transaction, U.S.-based employees who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned under its retirement plans. No further benefits will be accrued under the plans and as a result, the Company recognized a gain of $2.8 million in the first quarter of 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other noncash loss, net in the Company’s Consolidated Statement of Operations. Please see Note 4, “Acquisitions and Divestitures,” for further discussion of the sale of the Speedo North America business.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen weeks ended May 3, 2020 and May 5, 2019.

The service cost component of net benefit cost is recorded in selling, general and administrative (“SG&A”) expenses and the other components of net benefit cost are recorded in non-service related pension and postretirement income in the Company’s Consolidated Statements of Operations.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2020. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2019 Senior Unsecured Credit Facilities.” The Company had $168.0 million outstanding under these facilities as of May 3, 2020. The weighted average interest rate on funds borrowed as of May 3, 2020 was 1.93%. The maximum amount of revolving borrowings outstanding under these facilities during the thirteen weeks ended May 3, 2020 was $745.7 million.

The Company also has the ability to draw revolving borrowings under its new 364-day unsecured revolving credit facility, as discussed in the section entitled “2020 Unsecured Revolving Credit Facility” below. The Company had no borrowings outstanding under this facility as of or during the thirteen weeks ended May 3, 2020.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $174.4 million based on exchange rates in effect on May 3, 2020 and are utilized primarily to fund working capital needs. The Company had $73.8 million outstanding under these facilities as of May 3, 2020. The weighted average interest rate on funds borrowed as of May 3, 2020 was 1.94%. The maximum amount of borrowings outstanding under these facilities during the thirteen weeks ended May 3, 2020 was $73.8 million.

Commercial Paper

The Company has the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had $80.3 million of borrowings outstanding under the commercial paper note program as of May 3, 2020, all of which matured in May 2020. The weighted average interest rate on funds borrowed under the program as of May 3, 2020 was 2.05%. The maximum amount of borrowings outstanding under the program during the thirteen weeks ended May 3, 2020 was $165.0 million.

The commercial paper program allows for borrowings of up to $675.0 million to the extent that the Company has borrowing capacity under the United States dollar-denominated revolving credit facility included in the 2019 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675.0 million. The maximum aggregate amount of borrowings outstanding under the commercial paper program and the United States dollar-denominated portion of the revolving credit facility during the thirteen weeks ended May 3, 2020 was $659.9 million.

2020 Unsecured Revolving Credit Facility

On April 8, 2020, the Company entered into a 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility (the “2020 facility”). The Company may increase the commitment under the 2020 facility by an aggregate amount not to exceed $100.0 million, subject to certain customary conditions. The 2020 facility will mature on April 7, 2021. The

Company incurred $2.0 million of debt issuance costs during the first quarter of 2020, which are being amortized over the term of the debt agreement.

Currently, the Company’s obligations under the 2020 facility are unsecured and are not guaranteed by any of the Company’s subsidiaries. However, within 120 days after the occurrence of a specified credit ratings decrease (as set forth in the 2020 facility), (i) the Company must cause each of its wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2020 facility and (ii) the Company and each subsidiary guarantor will be required to grant liens, as collateral agent, on substantially all of their respective assets (subject to customary exceptions).

The outstanding borrowings under the 2020 facility are prepayable at any time without penalty (other than customary breakage costs). The borrowings under the 2020 facility bear an interest rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds effective rate plus 1/2 of 1.00% and (iii) a one-month reserve adjusted Eurocurrency rate plus 1.00% or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2020 facility.

The initial applicable margin with respect to the borrowings will be 2.250% for adjusted Eurocurrency rate loans and 1.250% for base rate loans. The applicable margin for borrowings will be adjusted based upon the Company’s public debt rating after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s and Moody’s.

The Company had no borrowings outstanding under the 2020 facility during the thirteen weeks ended May 3, 2020.

The 2020 facility requires the Company to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and maximum net leverage ratio, which are subject to change in the event that, and in the same manner as, the minimum interest coverage ratio and maximum net leverage ratio covenants under the 2019 facilities are amended. Refer to the section entitled “2019 Senior Unsecured Credit Facilities” below for discussion of an amendment to the 2019 facilities in June 2020. A breach of any of these operating or financial covenants would result in a default under the 2020 facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of the Company’s other debt.

The 2020 facility contains other customary events of default in addition to violations of covenants discussed above, including but not limited to nonpayment; material inaccuracy of representations and warranties; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and a change in control (as defined in the 2020 facility).

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/3/20		2/2/20		5/5/19

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$1,558.4		$1,569.5		$1,644.0
7 3/4% debentures due 2023	99.7		99.7		99.6
3 5/8% senior unsecured euro notes due 2024 (2)	564.3	(3)(4)	382.9	(3)	385.8	(3)
3 1/8% senior unsecured euro notes due 2027 (2)	645.4		655.6		661.0
Total	2,867.8		2,707.7		2,790.4
Less: Current portion of long-term debt	13.6		13.8		31.0
Long-term debt	$2,854.2		$2,693.9		$2,759.4

(1) The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was $1,029.6 million and €490.6 million, respectively, as of May 3, 2020.

(2) The carrying amount of the Company’s euro-denominated Term Loan A facility and senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

(3) Includes €350.0 million principal amount of 3 5/8% senior unsecured euro notes due 2024 that were issued on June 20, 2016.

(4) Includes an additional €175.0 million principal amount of 3 5/8% senior unsecured euro notes due 2024 that were issued on April 24, 2020.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of May 3, 2020, February 2, 2020 and May 5, 2019.

As of May 3, 2020, the Company’s mandatory long-term debt repayments for the remainder of 2020 through 2025 were as follows:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2020	$10.2
2021	38.7
2022	102.3
2023	222.8
2024	1,860.2
2025	—

(1) A portion of the Company’s mandatory long-term debt repayments are denominated in euro and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2020 through 2025 exceed the total carrying amount of the Company’s Term Loan A facilities, 7 3/4% debentures due 2023 and 3 5/8% senior euro notes due 2024 as of May 3, 2020 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of May 3, 2020, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section entitled “2019 Senior Unsecured Credit Facilities,” which were in effect as of such date, approximately 65% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company had loans outstanding of $1,558.4 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, $168.0 million of borrowings outstanding under the senior unsecured revolving credit facilities and $24.2 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of May 3, 2020.

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

The Company made payments of $3.4 million on its term loans under the 2019 facilities during the thirteen weeks ended May 3, 2020. The Company made no payments on its term loans under the 2019 facilities and 2016 facilities during the thirteen weeks ended May 5, 2019 other than the repayment of the 2016 facilities in connection with the refinancing of the 2016 senior credit facilities.

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

The applicable margin with respect to the TLA facilities and each revolving credit facility as of May 3, 2020 was 1.250% for adjusted Eurocurrency rate loans and 0.250% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the thirteen weeks ended May 3, 2020 and/or May 5, 2019:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of May 3, 2020	Fixed Rate	Expiration Date
March 2020	February 2021	$50.0	$—	0.562%	February 2023
February 2020	February 2021	50.0	—	1.1625%	February 2023
February 2020	February 2020	50.0	50.0	1.2575%	February 2023
August 2019	February 2020	50.0	50.0	1.1975%	February 2022
June 2019	February 2020	50.0	50.0	1.409%	February 2022
June 2019	June 2019	50.0	50.0	1.719%	July 2021
January 2019	February 2020	50.0	50.0	2.4187%	February 2021
November 2018	February 2019	139.2	126.6	2.8645%	February 2021
October 2018	February 2019	115.7	159.8	2.9975%	February 2021
June 2018	August 2018	50.0	50.0	2.6825%	February 2021
June 2017	February 2018	306.5	—	1.566%	February 2020

The notional amounts of the outstanding interest rate swaps that commenced in February 2019 are adjusted according to pre-set schedules during the terms of the swap agreements such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the USD TLA facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

The 2019 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. As of May 3, 2020, the Company was in compliance with all applicable financial and non-financial covenants under these facilities. Given the disruption to the Company’s business caused by the COVID-19 pandemic and to ensure financial flexibility, the Company amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate is delivered for the second quarter of 2021 (the “relief period”) unless the Company elects to terminate the relief period and satisfies the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provides for the following during the relief period, among other things: (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400.0 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments require that the Company suspend payments of dividends on its common stock and purchases of shares under its stock repurchase program during the relief period. The June 2020 Amendment also provides that during the relief period the applicable margin will be increased 0.25%. In addition, under the June 2020 Amendment, in the event there is a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) the Company must cause each of its wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2019 facilities and (ii) the Company and each subsidiary guarantor will be required to grant liens, as collateral agent, on substantially all of their respective assets (subject to customary exceptions).

The Company expects to maintain compliance with the financial covenants (as amended) under the 2019 facilities for at least the next 12 months based on its current forecasts. If the adverse impacts of the COVID-19 pandemic on the Company’s business worsen and its earnings and operating cash flows do not start to recover as currently estimated by management, there can be no assurance that the Company will be able to maintain compliance with these financial covenants (as amended) in the future. There can be no assurance that the Company would be able to obtain future waivers in a timely manner, on terms acceptable to the Company, or at all. If the Company was not able to maintain compliance or obtain a future covenant waiver under its credit facilities, there can be no assurance that the Company would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facilities.

7 3/4% Debentures Due 2023

The Company has outstanding $100.0 million of debentures due November 15, 2023 that accrue interest at the rate of 7 3/4%. The debentures are not redeemable at the Company’s option prior to maturity.

3 5/8% Euro Senior Notes Due 2024

The Company has outstanding €525.0 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024, of which €175.0 million principal amount was issued on April 24, 2020. Interest on the notes is payable in euros. The Company incurred €2.8 million (approximately $3.0 million based on exchange rates in effect on the payment date) of fees during the first quarter of 2020 in connection with the issuance of the additional €175.0 million notes, which are being amortized over the term of the notes. The Company may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

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
The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of May 3, 2020, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit outside of its 2019 facilities primarily to collateralize the Company's insurance and lease obligations. The Company had $36.3 million of these standby letters of credit outstanding as of May 3, 2020.

Please see Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2020 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 3, 2020 and May 5, 2019 were 11.5% and 22.4%, respectively. The effective income tax rate for the thirteen weeks ended May 3, 2020 reflected a $(142.4) million income tax benefit recorded on $(1,239.6) million of pre-tax losses. The effective income tax rate for the thirteen weeks ended May 5, 2019 reflected a $23.6 million income tax expense recorded on $105.2 million of pre-tax income.
The effective income tax rate for the thirteen weeks ended May 3, 2020 was lower than the United States statutory income tax rate primarily due to the impact of the $879.0 million of pre-tax goodwill impairment charges, which were mostly non-deductible for tax purposes and resulted in a 10.2% decrease in the Company’s effective income tax rate. The pre-tax goodwill impairment charges were factored into the Company’s annualized effective income tax rate and, as such, will have a corresponding impact on the Company’s quarterly effective income tax rates for the remainder of 2020.

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

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively, “cash flow hedges”). The changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). No amounts were excluded from effectiveness testing. During the thirteen weeks ended May 3, 2020, the Company dedesignated certain cash flow hedges due to the impacts of the COVID-19 pandemic, which resulted in the release of an immaterial gain from AOCL into the Company’s Consolidated Statement of Operations. The Company continues to believe that transactions relating to its other designated cash flow hedges are probable to occur as of May 3, 2020.

Net Investment Hedges

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company designated the carrying amounts of its (i) €600.0 million euro-denominated principal amount of 3 1/8% senior notes due 2027 and (ii) €525.0 million euro-denominated principal amount of 3 5/8% senior notes due 2024, of which €175.0 million principal amount was issued during the first quarter of 2020, (collectively, “foreign currency borrowings”), that were issued by PVH Corp., a U.S.-based entity, as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 9, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,167.1 million and $1,209.7 million, respectively, as of May 3, 2020, $1,178.6 million and $1,038.5 million, respectively, as of February 2, 2020 and $1,144.1 million and $1,046.8 million, respectively, as of May 5, 2019. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets						Liabilities
	5/3/20		2/2/20		5/5/19		5/3/20		2/2/20		5/5/19
	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$38.7	$2.2	$21.4	$0.4	$35.6	$1.5	$0.8	$—	$1.2	$0.1	$0.5	$—
Interest rate swap agreements	—	—	0.1	—	0.9	—	10.8	2.7	5.5	0.4	1.7	1.9
Total contracts designated as cash flow hedges	38.7	2.2	21.5	0.4	36.5	1.5	11.6	2.7	6.7	0.5	2.2	1.9
Undesignated contracts:
Foreign currency forward exchange contracts	1.2	0.3	1.5	—	0.7	—	1.9	—	0.9	—	1.7	—
Total	$39.9	$2.5	$23.0	$0.4	$37.2	$1.5	$13.5	$2.7	$7.6	$0.5	$3.9	$1.9

The notional amount outstanding of foreign currency forward exchange contracts was $1,187.9 million at May 3, 2020. Such contracts expire principally between May 2020 and August 2021.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)
Thirteen Weeks Ended	5/3/20	5/5/19
Foreign currency forward exchange contracts (inventory purchases)	$21.8	$30.1
Interest rate swap agreements	(9.4)	(1.1)
Foreign currency borrowings (net investment hedges)	15.2	29.6
Total	$27.6	$58.6

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	5/3/20	5/5/19		5/3/20	5/5/19
Foreign currency forward exchange contracts (inventory purchases)	$2.2	$15.0	Cost of goods sold	$678.1	$1,060.4
Interest rate swap agreements	(1.7)	0.2	Interest expense	22.5	31.0
Total	$0.5	$15.2

A net gain in AOCL on foreign currency forward exchange contracts at May 3, 2020 of $46.0 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate swap agreements at May 3, 2020 of $10.8 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain (Loss) Recognized in Income (Expense)
Thirteen Weeks Ended	5/3/20	5/5/19
Foreign currency forward exchange contracts	$0.6	$(0.1)

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of May 3, 2020.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	5/3/20				2/2/20				5/5/19
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$42.4	N/A	$42.4	N/A	$23.3	N/A	$23.3	N/A	$37.8	N/A	$37.8
Interest rate swap agreements	N/A	—	N/A	—	N/A	0.1	N/A	0.1	N/A	0.9	N/A	0.9
Total Assets	N/A	$42.4	N/A	$42.4	N/A	$23.4	N/A	$23.4	N/A	$38.7	N/A	$38.7

Liabilities:
Foreign currency forward exchange contracts	N/A	$2.7	N/A	$2.7	N/A	$2.2	N/A	$2.2	N/A	$2.2	N/A	$2.2
Interest rate swap agreements	N/A	13.5	N/A	13.5	N/A	5.9	N/A	5.9	N/A	3.6	N/A	3.6
Total Liabilities	N/A	$16.2	N/A	$16.2	N/A	$8.1	N/A	$8.1	N/A	$5.8	N/A	$5.8

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

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, property, plant and equipment, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value. As a result of the significant adverse impacts of the COVID-19 pandemic on its business, the Company determined that sufficient indicators existed to trigger the performance of an interim impairment analysis for certain of the Company’s non-financial assets as of May 3, 2020.

The following tables show the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the thirteen weeks ended May 3, 2020 and May 5, 2019, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
5/3/2020	Level 1	Level 2	Level 3
Property, plant and equipment, net	N/A	N/A	$1.1	$1.1	$16.0
Goodwill	N/A	N/A	652.6	652.6	879.0
Tradenames	N/A	N/A	48.7	48.7	47.2
Other intangible assets, net	N/A	N/A	—	—	7.3
Investments in unconsolidated affiliates	N/A	N/A	—	—	12.3

5/5/2019
Operating lease right-of-use assets	N/A	N/A	16.8	16.8	77.0
Property, plant and equipment, net	N/A	N/A	—	—	6.7

Property, plant and equipment with a carrying amount of $17.1 million was written down to a fair value of $1.1 million during the thirteen weeks ended May 3, 2020, primarily as a result of the adverse impacts the COVID-19 pandemic has had, and is expected to continue to have, on the Company’s retail stores with lease terms expiring by the end of fiscal 2021 with no intention of renewal, including temporary store closures and reduced traffic and consumer spending trends. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Goodwill with a carrying amount of $1,531.6 million was written down to a fair value of $652.6 million during the thirteen weeks ended May 3, 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Tradenames with a carrying amount of $95.9 million were written down to a fair value of $48.7 million during the thirteen weeks ended May 3, 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Other intangible assets with a carrying amount of $7.3 million were written down to a fair value of zero during the thirteen weeks ended May 3, 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

The Company’s equity method investment in Karl Lagerfeld with a carrying amount of $12.3 million was written down to a fair value of zero during the thirteen weeks ended May 3, 2020. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

The $961.8 million of impairment charges during the thirteen weeks ended May 3, 2020 were recorded in the Company’s Consolidated Statement of Operations, of which $933.5 million was included in goodwill and other intangible assets impairments, $16.0 million was included in SG&A expenses, and $12.3 million was included in equity in net (loss) income of unconsolidated affiliates. The $961.8 million of impairment charges was recorded to the Company’s segments as follows: $395.8 million in the Calvin Klein International segment, $293.1 million in the Calvin Klein North America segment, $249.6 million in the Heritage Brands Wholesale segment, $4.1 million in the Tommy Hilfiger North America segment, $3.8 million in the Heritage Brands Retail segment, $3.1 million in the Tommy Hilfiger International segment and $12.3 million was recorded in corporate expenses not allocated to any reportable segments.

Operating lease right-of-use assets with a carrying amount of $93.8 million were written down to a fair value of $16.8 million during the thirteen weeks ended May 5, 2019 as a result of the closure during the first quarter of 2019 of the Company’s TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) and the closure during the first quarter of 2019 of the Company’s CALVIN KLEIN flagship store on Madison Avenue in New York, New York in connection with the Calvin Klein restructuring (the “Calvin Klein restructuring”). Fair value of the operating lease right-of-use assets was determined based on the discounted cash flows of estimated sublease income using market participant assumptions.

Property, plant and equipment with a carrying amount of $6.7 million was written down to a fair value of zero during the thirteen weeks ended May 5, 2019 primarily in connection with the TH U.S. store closures and the closure of the Company’s CALVIN KLEIN 205 W39 NYC brand in connection with the Calvin Klein restructuring. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

The $83.7 million of impairment charges during the thirteen weeks ended May 5, 2019 were included in SG&A expenses, of which $48.6 million was recorded in the Tommy Hilfiger North America segment, $32.2 million was recorded in the Calvin Klein North America segment and $2.9 million was recorded in the Calvin Klein International segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	5/3/20		2/2/20		5/5/19
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$800.7	$800.7	$503.4	$503.4	$494.3	$494.3
Short-term borrowings	322.1	322.1	49.6	49.6	299.7	299.7
Long-term debt (including portion classified as current)	2,867.8	2,759.6	2,707.7	2,869.7	2,790.4	2,907.7

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

13. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its Stock Incentive Plan (the “Plan”). Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the Plan: (i) non-qualified stock options (“stock options”); (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; (vii) performance share units (“PSUs”); and (viii) other stock-based awards. Each award granted under the Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines. Awards granted under the Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets.

Through May 3, 2020, the Company has granted under the Plan (i) service-based stock options, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There was no restricted stock outstanding as of May 3, 2020.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares.

Net (loss) income for the thirteen weeks ended May 3, 2020 and May 5, 2019 included $10.0 million and $13.9 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $1.4 million and $1.9 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions during the thirteen weeks ended May 3, 2020 and May 5, 2019 were $1.7 million and $7.8 million, respectively. The tax benefits realized included discrete net excess tax (deficiencies) benefits of $(4.5) million and $1.3 million recognized in the Company’s provision for income taxes during the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively.

Stock Options

Stock options granted to employees are generally exercisable in four equal annual installments commencing one year after the date of grant. The underlying stock option award agreements generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the Plan). Such stock options are granted with a 10-year term and the per share exercise price cannot be less than the closing price of the common stock on the date of grant.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ vesting periods.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirteen weeks ended May 3, 2020 and May 5, 2019 and the resulting weighted average grant date fair value per stock option:

	5/3/20	5/5/19
Weighted average risk-free interest rate	0.53%	2.34%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	44.77%	28.03%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$20.14	$41.15

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends are based on the Company’s anticipated common stock cash dividend rate; the dividend assumption for the stock options granted during the first quarter of 2020 was not affected by the Company's suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business, as such suspension was viewed as temporary.

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Stock option activity for the thirteen weeks ended May 3, 2020 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 2, 2020	902	$109.25
Granted	158	47.96
Exercised	—	—
Cancelled	17	77.65
Outstanding at May 3, 2020	1,043	$100.47
Exercisable at May 3, 2020	685	$108.20

RSUs

RSUs granted to employees generally vest in four equal annual installments commencing one year after the date of grant. Service-based RSUs granted to non-employee directors vest in full one year after the date of grant. The underlying RSU award agreements (excluding agreements for non-employee director awards) generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the Plan). The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ vesting periods.

RSU activity for the thirteen weeks ended May 3, 2020 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2020	996	$117.28
Granted	347	47.96
Vested	248	120.80
Cancelled	19	123.26
Non-vested at May 3, 2020	1,076	$94.00

PSUs

Contingently issuable PSUs granted to certain of the Company’s senior executives since 2015 are subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For awards granted in 2017, the three-year performance period ended during the first quarter of 2020 and holders of the awards did not earn any shares since the market condition was not satisfied. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted was established for each grant on the grant date using the Monte Carlo simulation model.

The following summarizes the assumptions used to estimate the fair value of PSUs granted during the thirteen weeks ended May 3, 2020 and May 5, 2019 and the resulting weighted average grant date fair value per PSU:

	5/3/20	5/5/19
Risk-free interest rate	0.20%	2.26%
Expected Company volatility	48.91%	29.88%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$58.82	$129.46

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for the term corresponding to the three-year performance-period. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the three-year performance-period. Expected dividends are based on the Company’s anticipated common stock cash dividend rate; the dividend assumption for the PSUs granted during the first quarter of 2020 was not affected by the Company's suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business, as such suspension was viewed as temporary.

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 15.05% in 2020 and 6.20% in 2019 for the restriction of liquidity, which was calculated using the Chaffe model.

PSU activity for the thirteen weeks ended May 3, 2020 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 2, 2020	181	$119.63
Granted at target	74	58.82
Reduction due to market condition not satisfied	70	96.47
Vested	—	—
Cancelled	—	—
Non-vested at May 3, 2020	185	$104.29

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 3, 2020 and May 5, 2019:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 2, 2020	$(665.7)		$25.6	$(640.1)
Other comprehensive (loss) income before reclassifications	(101.1)	(1)(2)	8.5	(92.6)
Less: Amounts reclassified from AOCL	—		0.7	0.7
Other comprehensive (loss) income	(101.1)		7.8	(93.3)
Balance, May 3, 2020	$(766.8)		$33.4	$(733.4)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain on effective cash flow hedges	Total
Balance, February 3, 2019	$(537.6)		$29.7	$(507.9)
Other comprehensive (loss) income before reclassifications	(89.2)	(1)(2)	27.7	(61.5)
Less: Amounts reclassified from AOCL	—		14.3	14.3
Other comprehensive (loss) income	(89.2)		13.4	(75.8)
Balance, May 5, 2019	$(626.8)		$43.1	$(583.7)

(1) Foreign currency translation adjustments included a net gain on net investment hedges of $11.5 million and $22.4 million during the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen weeks ended May 3, 2020 and May 5, 2019:

	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended
(In millions)	5/3/20	5/5/19
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$2.2	$15.0	Cost of goods sold
Interest rate swap agreements	(1.7)	0.2	Interest expense
Less: Tax effect	(0.2)	0.9	Income tax (benefit) expense
Total, net of tax	$0.7	$14.3

15. STOCKHOLDERS’ EQUITY

Acquisition of Treasury Shares

The Company’s Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

The Company suspended share repurchases under the stock repurchase program beginning in mid-March 2020 in order to increase its cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of the June 2020 Amendment, share repurchases are not permitted during the relief period (as defined). Please see Note 9, “Debt,” for further discussion. The existing stock repurchase program remains authorized by the Board of Directors and the Company may resume share repurchases after the restrictions under the June 2020 Amendment lapse.

Repurchases under the program, when it is being used, may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors.

During the thirteen weeks ended May 3, 2020 and May 5, 2019, the Company purchased 1.4 million shares and 0.5 million shares, respectively, of its common stock under the program in open market transactions for $110.7 million and $61.2 million, respectively. As of May 3, 2020, the repurchased shares were held as treasury stock and $572.6 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

Common Stock Dividends

The Company declared a $0.0375 per share dividend payable to its common stockholders of record as of March 4, 2020, in respect of which the Company made dividend payments totaling $2.7 million on March 31, 2020. Following the payment of the $0.0375 per common share dividend on March 31, 2020, the Company suspended its dividends in order to increase its cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of the June 2020 Amendment, dividend payments are not permitted during the relief period (as defined). Please see Note 9, “Debt,” for further discussion. The Company declared two $0.0375 per share dividends payable to its common stockholders totaling $5.7 million during the thirteen weeks ended May 5, 2019.

16. NET (LOSS) INCOME PER COMMON SHARE

The Company computed its basic and diluted net (loss) income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/3/20	5/5/19

Net (loss) income attributable to PVH Corp.	$(1,096.8)	$82.0

Weighted average common shares outstanding for basic net (loss) income per common share	71.4	75.2
Weighted average impact of dilutive securities	—	0.7
Total shares for diluted net (loss) income per common share	71.4	75.9

Basic net (loss) income per common share attributable to PVH Corp.	$(15.37)	$1.09

Diluted net (loss) income per common share attributable to PVH Corp.	$(15.37)	$1.08

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended
(In millions)	5/3/20	5/5/19

Weighted average potentially dilutive securities	2.0	0.5

Diluted net loss per common share attributable to PVH Corp. for the thirteen weeks ended May 3, 2020 excluded all potentially dilutive securities because there was a net loss attributable to PVH Corp. for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of May 5, 2019 and, therefore, were excluded from the calculation of diluted net (loss) income per common share for the thirteen weeks ended May 5, 2019. The maximum number of potentially dilutive shares that could be issued upon vesting for these PSU awards was 0.4 million and 0.2 million as of May 3, 2020 and May 5, 2019, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash Investing and Financing Transactions

The Company completed the Australia acquisition during the second quarter of 2019. Included in the total acquisition consideration was certain noncash consideration, including the issuance to key members of Gazal and PVH Australia management of approximately 6% of the outstanding shares in the subsidiary of the Company that holds 100% of the ownership interests in the Australia business, for which the Company recognized a $26.2 million liability on the date of the acquisition. The Company recorded a gain of $3.7 million during the thirteen weeks ended May 3, 2020 in connection with the remeasurement of the liability in the first quarter of 2020, which resulted in a reduction to the liability. The liability was $29.2 million as of May 3, 2020 based on exchange rates in effect on that date. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

Omitted from net proceeds from short-term borrowings in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 3, 2020 were $0.4 million of debt issuance costs incurred in connection with the Company’s 2020 facility that were accrued as of May 3, 2020.

Omitted from proceeds from 3 5/8 senior notes, net of related fees in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 3, 2020 were $0.7 million of debt issuance costs incurred in connection with the issuance of €175.0 million principal amount of 3 5/8% senior notes due 2024 that were accrued as of May 3, 2020.

Omitted from proceeds from 2019 facilities, net of related fees in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 5, 2019 was $4.0 million of debt issuance costs incurred in connection with the refinancing of its senior credit facilities that were accrued as of May 5, 2019.

The Company recorded a loss of $1.7 million during the thirteen weeks ended May 5, 2019 to write-off previously capitalized debt issuance costs in connection with the refinancing of its senior credit facilities.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 5, 2019 was $2.0 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective period.

Lease Transactions

Supplemental cash flow information related to leases was as follows:

	Thirteen Weeks Ended
(In millions)	5/3/20	5/5/19
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81.5	$116.0
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	1.3	1.5
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	89.0	85.1
Right-of-use assets obtained in exchange for new finance lease liabilities	1.7	0.9

18. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores, warehouse clubs, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Tommy Hilfiger business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear LLC (“PVH Legwear”) affiliate relating to the affiliate’s Tommy Hilfiger business.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe, Asia, and since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia (including the TH CSAP acquisition) and, since May 31, 2019, Australia, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated Tommy Hilfiger foreign affiliates in Brazil and India. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Tommy Hilfiger business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

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

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale principally in Europe, Asia, Brazil and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia, Brazil and since May 31, 2019, Australia, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its unconsolidated Calvin Klein foreign affiliate in India. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Calvin Klein business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, and mass market, off-price and independent retailers (in stores and online), as well as pure play digital commerce retailers in North America of (i) men’s dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD, and ARROW; (iii) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; and (iv) men’s, women’s and children’s swimwear, pool and deck footwear, and swim-related products and accessories under the Speedo trademark until April 6, 2020 when the Company completed the sale of its Speedo North America business to Pentland. Please see Note 4, “Acquisitions and Divestitures,” for further discussion. This segment also derives revenue from Company operated digital commerce sites in the United States for True&Co., Van Heusen, IZOD and until April 6, 2020, Speedo. In addition, since May 31, 2019, this segment derives revenue from the Heritage Brands business in Australia. As well, this segment includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Heritage Brands business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s Heritage Brands business. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Heritage Brands business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

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

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/3/20	(1)(2)	5/5/19	(1)
Revenue – Tommy Hilfiger North America
Net sales	$161.1		$347.8
Royalty revenue	16.8		18.7
Advertising and other revenue	3.4		5.3
Total	181.3		371.8

Revenue – Tommy Hilfiger International
Net sales	453.9		662.7
Royalty revenue	8.8		13.2
Advertising and other revenue	2.5		4.4
Total	465.2		680.3

Revenue – Calvin Klein North America
Net sales	163.9		378.4
Royalty revenue	25.1		33.4
Advertising and other revenue	7.1		12.2
Total	196.1		424.0

Revenue – Calvin Klein International
Net sales	262.3		441.1
Royalty revenue	14.2		17.9
Advertising and other revenue	4.0		6.6
Total	280.5		465.6

Revenue – Heritage Brands Wholesale
Net sales	195.3		350.3
Royalty revenue	3.4		5.1
Advertising and other revenue	0.8		1.0
Total	199.5		356.4

Revenue – Heritage Brands Retail
Net sales	20.7		57.0
Royalty revenue	0.7		1.1
Advertising and other revenue	—		0.1
Total	21.4		58.2

Total Revenue
Net sales	1,257.2		2,237.3
Royalty revenue	69.0		89.4
Advertising and other revenue	17.8		29.6
Total	$1,344.0		$2,356.3

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Revenue was significantly negatively impacted by the COVID-19 pandemic, including as a result of temporary store closures and reduced traffic and consumer spending trends. The Company’s wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in the Company’s revenue from these channels.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended
(In millions)	5/3/20	5/5/19
Wholesale net sales	$808.2	$1,360.7
Retail net sales	449.0	876.6
Net sales	1,257.2	2,237.3

Royalty revenue	69.0	89.4
Advertising and other revenue	17.8	29.6
Total	$1,344.0	$2,356.3

The Company’s (loss) income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/3/20	(1)(2)	5/5/19	(1)
Loss before interest and taxes – Tommy Hilfiger North America	$(50.0)	(4)	$(14.7)	(8)

(Loss) Income before interest and taxes – Tommy Hilfiger International	(38.8)	(4)	106.8

(Loss) Income before interest and taxes – Calvin Klein North America	(327.8)	(4)(5)	1.4	(9)

(Loss) Income before interest and taxes – Calvin Klein International	(433.8)	(4)(5)	46.9	(9)

(Loss) Income before interest and taxes – Heritage Brands Wholesale	(287.9)	(5)(6)	39.0

(Loss) Income before interest and taxes – Heritage Brands Retail	(23.0)	(4)	1.0

Loss before interest and taxes – Corporate (3)	(57.1)	(7)	(45.3)

(Loss) Income before interest and taxes	$(1,218.4)		$135.1

(1) (Loss) Income before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) (Loss) Income before interest and taxes was significantly negatively impacted by the COVID-19 pandemic, including as a result of the unprecedented decline in revenue noted above as well as $961.8 million of noncash impairment charges related to goodwill, tradenames, other intangible assets, store assets and an equity method investment.

(3) Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investments in Gazal (prior to the Australia acquisition closing) and Karl Lagerfeld and the results of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans (which are generally recorded in the fourth quarter).

(4) Loss before interest and taxes for the thirteen weeks ended May 3, 2020 included noncash impairment charges of $16.0 million related to the Company’s store assets. The $16.0 million of impairment charges were included in the Company’s segments as follows: $4.1 million in Tommy Hilfiger North America, $3.1 million in Tommy Hilfiger International, $3.2 million in Calvin Klein North America, $1.8 million in Calvin Klein International and $3.8 million in Heritage Brands Retail. Please see Note 12, “Fair Value Measurements,” for further discussion.

(5) Loss before interest and taxes for the thirteen weeks ended May 3, 2020 included noncash impairment charges of $933.5 million, primarily related to goodwill, tradenames and other intangible assets. The $933.5 million of impairment charges were included in the Company’s segments as follows: $289.9 million in Calvin Klein North America, $394.0 million in Calvin Klein International and $249.6 million in Heritage Brands Wholesale. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

(6) Loss before interest and taxes for the thirteen weeks ended May 3, 2020 included a net noncash loss of $3.1 million in connection with the sale of the Speedo North America business in April 2020. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

(7) Loss before interest and taxes for the thirteen weeks ended May 3, 2020 included a noncash impairment charge of $12.3 million related to the Company’s equity method investment in Karl Lagerfeld. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

(8) Loss before interest and taxes for the thirteen weeks ended May 5, 2019 included costs of $54.9 million incurred in connection with the TH U.S. store closures, primarily consisting of noncash lease asset impairments. Please see Note 12, “Fair Value Measurements,” for further discussion.

(9) Income before interest and taxes for the thirteen weeks ended May 5, 2019 included costs of $70.3 million incurred in connection with the Calvin Klein restructuring, primarily consisting of lease asset impairments and severance. Such costs were included in the Company’s segments as follows: $50.9 million in Calvin Klein North America and $19.4 million in Calvin Klein International. Please see Note 12, “Fair Value Measurements,” for further discussion of the lease asset impairments.

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

19. GUARANTEES

The Company has guaranteed a portion of the debt of one of its joint ventures in India. The maximum amount guaranteed as of May 3, 2020 was approximately $10.7 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of May 3, 2020, February 2, 2020 and May 5, 2019.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of May 3, 2020 was approximately $5.4 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2022 and 2025. The liability for these guarantee obligations was immaterial as of May 3, 2020, February 2, 2020 and May 5, 2019.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

20. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The FASB issued in June 2016 an update to accounting guidance that introduces a new impairment model used to measure credit losses for certain financial assets measured at amortized cost, including trade and other receivables. This update requires entities to record an allowance for credit losses using a forward-looking expected loss impairment model that considers historical experience, current conditions, and reasonable and supportable forecasts that affect collectibility, rather than the incurred loss model required under existing guidance. The Company adopted the update in the first quarter of 2020 using the modified-retrospective approach. Upon adoption, the Company recorded a cumulative-effect adjustment of initially applying the update as a $1.0 million decrease to retained earnings with an offsetting decrease to other assets. Otherwise, the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

The FASB issued in January 2017 an update to accounting guidance to simplify the test for goodwill impairment. The update eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of the goodwill impairment charge, if any, under the second step of the goodwill impairment test. Under the update, the goodwill impairment charge would be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The impairment charge recognized, if any, should not exceed the total amount of goodwill allocated to that reporting unit. The Company performed an interim goodwill impairment assessment in accordance with the updated guidance in the first quarter of 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Accounting Guidance Issued But Not Adopted as of May 3, 2020

The FASB issued in December 2019 an update to accounting guidance to simplify the accounting for income taxes by eliminating certain exceptions to the existing guidance and clarifying and amending certain guidance to reduce diversity in practice. The update eliminates certain exceptions to the guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The update will be effective for the Company in the first quarter of 2021, with early adoption permitted. Most amendments in the update are required to be adopted using a prospective approach, while other amendments must be adopted using a modified-retrospective approach or retrospective approach. The Company is currently evaluating the update to determine the impact of the adoption on the Company’s consolidated financial statements.

The FASB issued in March 2020 an update related to the effects of reference rate reform on financial reporting. The amendments in the update provide temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedging relationships and other transactions affected by the expected market transition from LIBOR and other interbank offered rates to alternative reference rates if certain criteria are met. The amendments can be applied on a prospective basis through December 31, 2022. The Company is currently evaluating the update to determine the impact on the Company’s consolidated financial statements.

21. OTHER COMMENTS

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received no principal payments during the thirteen weeks ended May 3, 2020. The Company received principal payments of $0.2 million during the thirteen weeks ended May 5, 2019. The outstanding balance, including accrued interest, was $13.2 million, $13.4 million and $13.4 million as of May 3, 2020, February 2, 2020 and May 5, 2019, respectively, and was included in other assets (current and non-current) in the Company’s Consolidated Balance Sheets.

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen weeks ended May 3, 2020 and May 5, 2019 totaled $79.6 million and $77.1 million, respectively, and included costs of $6.8 million in the thirteen weeks ended May 3, 2020 related to the consolidation within the Company’s warehouse and distribution network in North America.

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. The allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. As of May 3, 2020 and February 2, 2020, the allowance for credit losses on trade receivables was $54.0 million and $21.1 million, respectively. The $32.9 million increase in the allowance was primarily due to the evaluation of certain customer and licensee account balances in connection with changes in their financial condition and/or developments regarding their credit, including the adverse impacts of the COVID-19 pandemic.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reporting segments into three main businesses: (i) Tommy Hilfiger, which consists of the businesses we operate under our TOMMY HILFIGER trademarks; (ii) Calvin Klein, which consists of the businesses we operate under our CALVIN KLEIN trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene trademarks, the Speedo trademark, which we licensed for North America and the Caribbean until April 6, 2020, and other owned and licensed trademarks. References to the brand names TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co., Geoffrey Beene and Speedo and to other brand names are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in the immediately preceding item of this report.

We are one of the largest global apparel companies in the world and, in March 2020, we marked our 100-year anniversary as a listed company on the New York Stock Exchange. We manage a diversified brand portfolio, including TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene. We had a perpetual license for Speedo until April 6, 2020. Our brand portfolio also consists of various other owned, licensed and, to a lesser extent, private label brands.

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

RESULTS OF OPERATIONS

COVID-19 Pandemic Update

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our business, financial condition, cash flows and results of operations in 2020.

Virtually all of our retail stores were temporarily closed for varying periods of time throughout the first quarter of 2020 as a result of the pandemic. Stores were closed for six weeks on average during the first quarter, with some stores beginning to reopen starting early in the second quarter. Approximately 85% of our retail stores globally have reopened as of the date of this report, although most are operating on reduced hours and occupancy levels. Our brick and mortar wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in our revenue from these channels. Most of our brick and mortar wholesale customers have reopened the majority of their locations across all regions as of the date of this report. However, due to the significant levels of inventory that remain in their stores, the majority of our North American and European brick and mortar wholesale customers have stopped accepting shipments beginning in March, which has not materially improved into the second quarter.

In addition, COVID-19 has also impacted some of our suppliers, including third-party manufacturers, logistics providers and other vendors. With some of our partners operating at reduced capacity, we continue to monitor for any potential delays or disruptions in our supply chain and will implement mitigation plans if needed.

We have taken the following actions, which are ongoing, to reduce our operating expenses in response to COVID-19: (i) reducing payroll costs, including salary and incentive compensation reductions, furloughs, decreased working hours, and hiring freezes, as well as taking advantage of applicable government relief programs, and (ii) eliminating or reducing other discretionary and variable operating expenses, including marketing, travel, consulting services, and creative and design costs.

We have also taken actions to preserve liquidity and strengthen our financial flexibility. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

COVID-19 resulted in an unprecedented decline in our revenue and earnings during the first quarter of 2020, including $962 million of pre-tax noncash impairment charges, primarily related to goodwill, as well as increases in our inventory and accounts receivable reserves of $59 million and $33 million, respectively.

While there is significant uncertainty as to the duration and extent of the impact of the COVID-19 pandemic, we expect the pandemic will continue to have a significant negative impact on our revenue and net income for the remainder of 2020. Even as government restrictions are lifted and retail stores reopen, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels, shopping preferences and tourism and could result in reduced traffic and consumer spending trends that adversely impact our financial position and results of operations.

Operations Overview

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) approximately 1,820 Company-operated free-standing retail store locations worldwide under our TOMMY HILFIGER, CALVIN KLEIN and certain of our heritage brands trademarks, (b) approximately 1,500 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and CALVIN KLEIN trademarks, and (c) digital commerce sites in over 30 countries under our TOMMY HILFIGER and CALVIN KLEIN trademarks and in the United States through our directly operated digital commerce sites for True&Co., Van Heusen, IZOD, and until April 6, 2020, Speedo. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

We have entered into the following transactions, which impact our results of operations and comparability among the periods, including our full year 2020 expectations as compared to full year 2019, as discussed in the section entitled “Results of Operations” below:

•We entered into a definitive agreement on January 9, 2020 to sell our Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand, and completed the sale of the business on April 6, 2020 for net proceeds of $169 million, subject to a final adjustment based on the terms of the agreement (the “Speedo transaction”). Upon the closing of the transaction, we deconsolidated the net assets of the Speedo North America business. We recorded a pre-tax noncash loss of $142 million in the fourth quarter of 2019 in connection with the pending Speedo transaction consisting of (i) a noncash impairment of our perpetual license right for the Speedo trademark and (ii) a noncash loss to reduce the carrying value of the business to its estimated fair value, less costs to sell. We recorded an additional net pre-tax noncash loss of $3 million in the first quarter of 2020 upon closing of the transaction. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We entered into agreements on July 3, 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses (the “Socks and Hosiery transaction”) in order to consolidate the socks and hosiery businesses for all of our brands in the United States and Canada in a newly formed joint venture, PVH Legwear LLC (“PVH Legwear”), in which we own a 49% economic interest, and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. PVH Legwear was formed with a wholly owned subsidiary of our former Heritage Brands socks and hosiery licensee, and has licensed from us since December 2019 the rights to distribute and sell TOMMY HILFIGER, CALVIN KLEIN, IZOD, Van Heusen and Warner’s socks and hosiery in the United States and Canada. We recorded a pre-tax charge of $60 million during 2019 in connection with these agreements.

•We completed two acquisitions in the second quarter of 2019. The first acquisition, which closed on May 31, 2019, was to acquire the approximately 78% interest in Gazal Corporation Limited (“Gazal”) that we did not already own (the “Australia acquisition”). Prior to the closing, we, along with Gazal, jointly owned and managed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), which licensed and operated businesses under the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands, along with other licensed and owned brands. PVH Australia came under our full control as a result of the acquisition and we now operate directly those businesses. The aggregate net purchase price for the shares acquired was $59 million, net of cash acquired and after taking into account the proceeds from the divestiture to a third party of an office building and warehouse owned by Gazal in June 2019. The second was our acquisition on July 1, 2019 of the Tommy Hilfiger retail business in Central and Southeast Asia from our previous licensee in that market (the “TH CSAP acquisition”) for $74 million, as a result of which we now operate directly the Tommy Hilfiger retail business in the Central and Southeast Asia market. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

In connection with the Australia and TH CSAP acquisitions, we recorded an aggregate net pre-tax gain of $83 million during 2019, including (i) a noncash gain of $113 million to write up our existing equity investments in Gazal and PVH Australia to fair value, partially offset by (ii) $21 million of pre-tax costs, primarily consisting of noncash valuation adjustments and one-time expenses recorded on our equity investments in Gazal and PVH Australia prior to the Australia acquisition closing, and (iii) a $9 million expense recorded in interest expense, net resulting from the remeasurement of our mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition. We recorded pre-tax income of $4 million in the first quarter of 2020 in interest expense, net resulting from the remeasurement of the mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

•We entered into a licensing agreement on May 30, 2019 with G-III Apparel Group, Ltd. (“G-III”) for the design, production and wholesale distribution of CALVIN KLEIN JEANS women’s jeanswear collections in the United States and Canada (the “G-III license”), which resulted in the discontinuation of our directly operated Calvin Klein North America women’s jeanswear wholesale business in 2019.

•We closed our TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) in the first quarter of 2019 and recorded pre-tax costs of $55 million, primarily consisting of noncash lease asset impairments. Please see Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the noncash lease asset impairments.

•We announced on January 10, 2019 a restructuring in connection with strategic changes for our Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes included (i) the closure of the CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), (ii) the closure of the flagship store on Madison Avenue in New York, New York, (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. All costs related to this restructuring were incurred by the end of 2019. We recorded pre-tax costs of $103 million during 2019 in connection with the Calvin Klein restructuring, consisting of a $30 million noncash lease asset impairment resulting from the closure of the flagship store on Madison Avenue in New York, New York, $26 million of contract termination and other costs, $26 million of severance, $9 million of other noncash asset impairments and $13 million of inventory markdowns, of which $70 million was incurred in the first quarter of 2019.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our revenue is unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and favorably impacted during times of a weakening United States dollar against those currencies. Our earnings are similarly affected by foreign currency translation in periods that we generate income; however, in periods that we generate losses, as is currently expected in 2020, our results will be favorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate losses and unfavorably impacted during times of a weakening United States dollar against those currencies. Over 50% of our 2019 revenue was subject to foreign currency translation. The United States dollar strengthened against most major currencies in the latter part of 2018 and in 2019, particularly the euro, which is the foreign currency in which we transact the most business. We currently expect foreign currency translation to have a slight negative impact on our revenue in 2020 as compared to 2019.

There is also a transactional impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. Our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations in the year following their inception, as the underlying inventory hedged by the contracts is sold. The strengthening of the United States dollar against most major currencies in the latter part of 2018 and in 2019, particularly the euro, is expected to negatively impact our gross margin during 2020. Additionally, there is a transactional impact related to changes in selling, general and administrative (“SG&A”) expenses as a result of fluctuations in foreign currency exchange rates. We currently expect a negative transactional impact on our net income in 2020 as compared to 2019.

Further, we have exposure to changes in foreign currency exchange rates related to our €1,125 million aggregate principal amount of euro-denominated senior notes that are held in the United States. The strengthening of the United States dollar against the euro would require us to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments, whereas the weakening of the United States dollar against the euro would require us to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments. We designated the carrying amount of these euro-denominated senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings at the end of each period is recorded in equity.

Retail comparable store sales refer to sales from Company-operated retail stores that have been open and operated by us for at least 12 months, as well as sales from Company-operated digital commerce sites for those businesses and regions that have operated the related digital commerce site for at least 12 months. Sales from retail stores and Company-operated digital commerce sites that are shut down during the year are excluded from the calculation of retail comparable store sales. Sales for retail stores that are relocated, materially altered in size or closed for a prolonged period of time and sales from Company-operated digital commerce sites that are materially altered are also excluded from the calculation of retail comparable store sales until such stores or sites have been in their new location or in their newly renovated state, as applicable, for at least 12 months. Retail comparable store sales are based on local currencies and comparable weeks. Due to the extensive store closures resulting from the COVID-19 pandemic, retail comparable store sales are not reported for the first quarter of 2020, as we do not believe this metric is currently meaningful.

SEASONALITY

Absent the effects of the COVID-19 global pandemic, our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. We expect this seasonal pattern will generally continue. Working capital requirements vary throughout the year to support these seasonal patterns and business trends.

Due to the above seasonal factors, as well as the COVID-19 pandemic, our results of operations for the thirteen weeks ended May 3, 2020 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended May 3, 2020 Compared With Thirteen Weeks Ended May 5, 2019

Total Revenue

Total revenue in the first quarter of 2020 was $1.344 billion as compared to $2.356 billion in the first quarter of the prior year. The decrease in revenue of $1.012 billion, or 43%, was due to the impact of the COVID-19 pandemic on our business and included the aggregate effect of the following items:

•The reduction of an aggregate $406 million of revenue, or a 39% decrease over the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of 1% related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 32% (including a 2% negative foreign currency impact). Revenue in our Tommy Hilfiger North America segment decreased 51%.

•The reduction of an aggregate $413 million of revenue, or 46% decrease over the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of 1% related to foreign currency translation. Calvin Klein International segment revenue decreased 40% (including a 2% negative foreign currency impact). Revenue in our Calvin Klein North America segment decreased 54%.

•The reduction of an aggregate $194 million of revenue, or a 47% decrease compared to the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments.

Our revenue in the first quarter of 2020 reflected a 47% increase in sales through our directly operated digital commerce businesses driven by strong growth across all regions, which partially offset the decline in revenue through our other distribution channels.

There is significant uncertainty with respect to the impact for 2020 of the COVID-19 pandemic on our business and the businesses of our licensees and other business partners. We currently expect that revenue will decrease significantly in the second quarter and full year 2020 compared to 2019, inclusive of a negative impact related to foreign currency translation, primarily due to the negative impacts to our businesses caused by the COVID-19 pandemic. Revenue for the full year 2020 is also expected to decrease by approximately $200 million due to the aggregate net effect of reductions resulting from (i) the Speedo transaction, which closed on April 6, 2020, and (ii) the G-III license, which commenced in 2019, partially offset by an addition of revenue resulting from (iii) the Australia and TH CSAP acquisitions, which closed in the second quarter of 2019.

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

Gross profit in the first quarter of 2020 was $666 million, or 49.5% of total revenue, as compared to $1.296 billion, or 55.0% of total revenue, in the first quarter of the prior year. The 550 basis point gross margin decrease was primarily driven by (i) additional inventory reserves recorded as a result of the COVID-19 pandemic and (ii) the unfavorable impact of the stronger

United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold.

There is significant uncertainty with respect to the impact for 2020 of the COVID-19 pandemic on our business and the businesses of our licensees and other business partners. We currently expect that gross margin for the full year 2020 will decrease as compared to 2019 primarily due to (i) the need for increased promotional selling, inventory liquidation and additional inventory reserves as a result of the COVID-19 pandemic and (ii) the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

SG&A Expenses

SG&A expenses in the first quarter of 2020 were $940 million, or 70.0% of total revenue, as compared to $1.161 billion, or 49.3% of total revenue, in the first quarter of the prior year. The significant increase in SG&A expenses as a percentage of total revenue was principally attributable to (i) the deleveraging of expenses driven by the significant decline in revenue resulting from the COVID-19 pandemic, including as a result of payroll costs incurred for certain retail associates who received full pay and benefits for certain periods while our retail stores were temporarily closed, (ii) the pre-tax noncash impairments of our store assets resulting from the impact of the pandemic on our business and (iii) additional accounts receivable reserves recorded as a result of the pandemic. These increases were partially offset by (i) a reduction in expenses as a result of the cost savings initiatives we implemented in April 2020, including temporary furloughs, salary and incentive compensation reductions, government relief and lower discretionary spending, and (ii) the absence in 2020 of costs that were recorded in the first quarter of 2019 in connection with the Calvin Klein restructuring and the TH U.S. store closures.

In light of the negative impacts on our business resulting from the COVID-19 pandemic, we are taking measures to significantly reduce SG&A expenses in 2020, including the cost savings initiatives we implemented in April 2020. As such, we currently expect our SG&A expenses for the full year 2020 will be significantly lower as compared to 2019, including as a result of the reduction in expenses resulting from these measures and the absence in 2020 of costs related to (i) the Calvin Klein restructuring, (ii) the Socks and Hosiery transaction and (iii) the TH U.S. store closures. However, we expect our SG&A expenses as a percentage of total revenue for the full year 2020 will significantly increase as compared to 2019 primarily due to (i) a deleveraging of expenses driven by the expected decline in revenue resulting from the COVID-19 pandemic, (ii) the pre-tax noncash impairments of our store assets resulting from the impact of the pandemic on our business, and (iii) the additional accounts receivable reserves recorded as a result of the pandemic. There is significant uncertainty with respect to the impact of the COVID-19 pandemic on our business and our SG&A expenses may be subject to significant material change.

Goodwill and Other Intangible Assets Impairment

We recorded pre-tax noncash impairment charges of $933 million in the first quarter of 2020 resulting from the impact of the COVID-19 pandemic on our business, including $879 million related to goodwill and $54 million related to other intangible assets, primarily our ARROW and Geoffrey Beene tradenames. The impairments resulted from interim impairment assessments of our goodwill and other intangible assets, which we were required to perform in the first quarter of 2020 due to the adverse impact of the pandemic on our current and estimated future business results and cash flows, as well as the significant decrease in our market capitalization as a result of a sustained decline in our common stock price. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the first quarter of 2020 was $4 million as compared to $2 million in the first quarter of the prior year.

We currently expect that non-service related pension and postretirement income for the full year 2020 will be approximately $16 million compared to non-service related pension and postretirement (cost) of $(90) million in 2019. Our 2019 non-service related pension and postretirement (cost) included a $98 million actuarial loss on our retirement plans recorded in the fourth quarter. Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. Our expectation of 2020 non-

service related pension and post-retirement income does not include the impact of an actuarial gain or loss. However, if recent market volatility due, in part, to the COVID-19 pandemic continues, we may incur a significant actuarial loss in 2020 as a result of the difference between actual and expected returns on plan assets or if there is a decline in discount rates. Our actual 2020 non-service related pension and postretirement income (cost) may be significantly different than our projections.

Debt Modification and Extinguishment Costs

We incurred costs totaling $5 million during the first quarter of 2019 in connection with the refinancing of our senior credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

Other Noncash Loss. net

We recorded a net pre-tax noncash loss of $3 million in the first quarter of 2020 in connection with the Speedo transaction. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net (Loss) Income of Unconsolidated Affiliates

The equity in net (loss) income of unconsolidated affiliates was an $(11) million loss in the first quarter of 2020 as compared to $4 million of income in the first quarter of the prior year. These amounts relate to our share of (loss) income from our joint venture for the TOMMY HILFIGER, CALVIN KLEIN, Warner’s, Olga and Speedo brands in Mexico, our joint ventures for the TOMMY HILFIGER brand in India and Brazil, our joint venture for the CALVIN KLEIN brand in India, our PVH Legwear joint venture for the TOMMY HILFIGER, CALVIN KLEIN, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada that began operations in December 2019, and PVH Australia (prior to acquiring it on May 31, 2019 through the Australia acquisition). Also included is our share of income (loss) from our investments in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) and in Gazal (prior to acquiring it on May 31, 2019 through the Australia acquisition). The equity in net (loss) income for the first quarter of 2020 decreased as compared to 2019 primarily due to (i) a $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld recorded in the first quarter of 2020 resulting from the impact of the COVID-19 pandemic on its business and (ii) the absence in 2020 of income recognized in the first quarter of 2019 on our investments in Gazal and PVH Australia, prior to the closing of the Australia acquisition. Our investments in the continuing joint ventures and Karl Lagerfeld are being accounted for under the equity method of accounting. Subsequent to the closing of the Australia acquisition, we began to consolidate the operations of Gazal and PVH Australia into our financial statements. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2020 will decrease as compared to 2019 primarily due to (i) the impairment of our investment in Karl Lagerfeld recorded in the first quarter of 2020, (ii) a reduction in income on our investments due to the negative impact of the COVID-19 pandemic on our unconsolidated affiliates’ businesses in 2020, partially offset by (iii) an increase in income on our investment in PVH Legwear as compared to 2019, as we recognize a full year of income in 2020.

Interest Expense, Net

Net interest expense decreased to $21 million in the first quarter of 2020 from $30 million in the first quarter of the prior year, primarily due to lower interest rates on our senior unsecured credit facilities as compared to the prior year period and a gain of $4 million resulting from the remeasurement of our mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

We currently expect that net interest expense for the full year 2020 will increase as compared to 2019 primarily due (i) to the issuance in April 2020 of an additional €175 million euro-denominated principal amount of 3 5/8% senior notes due 2024 and (ii) an anticipated increase in borrowings outstanding under our senior unsecured revolving credit facilities, other short-term revolving credit facilities and unsecured commercial paper note program throughout 2020 as a result of the impacts of COVID-19 on our business, including significant reductions in our earnings and cash flows from operations.

Income Taxes

The effective income tax rate for the first quarter of 2020 was 11.5% compared to 22.4% in the first quarter of the prior year. The effective income tax rate for the first quarter of 2020 reflected a $(142) million income tax benefit recorded on $(1.240) billion of pre-tax losses. The effective income tax rate for the first quarter of 2019 reflected a $24 million income tax expense recorded on $105 million of pre-tax income.

Our effective income tax rate for the first quarter of 2020 was lower than the United States statutory income tax rate primarily due to the impact of the $879 million of pre-tax goodwill impairment charges, which were mostly non-deductible for tax purposes and resulted in a 10.2% decrease in our effective income tax rate. The pre-tax goodwill impairment charges were factored into our annualized effective income tax rate and, as such, will have a corresponding impact on our quarterly effective income tax rates for the remainder of 2020.

In response to the COVID-19 pandemic, local governments enacted, or are in the process of enacting, measures to provide aid and economic stimulus to companies. On March 27, 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes various income tax provisions aimed at providing economic relief. We currently expect a slight favorable cash flow impact in 2020 as a result of the deferral of income tax payments under the CARES Act and other local government relief initiatives. We also considered the significant adverse impact of COVID-19 on our business in assessing the realizability of our deferred tax assets. Based on this assessment, we determined that no additional valuation allowances were needed against our deferred tax assets, however we will continue to monitor the impacts of COVID-19 on our ability to realize our deferred tax assets.

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings are in international jurisdictions, particularly the Netherlands and Hong Kong, where income tax rates, coupled with special rates levied on income from certain of our jurisdictional activities, are lower than the United States statutory income tax rate.

Given the significant uncertainty with respect to the impact of the COVID-19 pandemic on our business and results of operations, we have not provided an estimate of our effective income tax rate for the full year 2020.

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

The net loss attributable to the redeemable non-controlling interest (“RNCI”) in PVH Ethiopia was immaterial in the first quarters of 2020 and 2019. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Update

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our business, results of operations, financial condition and cash flows in 2020. While there is significant uncertainty about the duration and extent of the impact of the pandemic, we expect there will be a significant negative impact to our cash flows in 2020, resulting from a loss of revenue and earnings. Given the unprecedented impacts of the COVID-19 pandemic on our business, we have taken the following actions to preserve liquidity and strengthen our financial flexibility:

•Suspended share repurchases under the stock repurchase program in mid-March, following $111 million in repurchases completed in the first quarter.
•Suspended our cash dividend beginning with the second quarter. Our first quarter cash dividend of $0.0375 per common share was paid on March 31, 2020.
•Entered into a new $275 million 364-day revolving credit facility.

•Issued an additional €175 million euro-denominated principal amount of 3 5/8% senior notes due 2024.
•Obtained a waiver in June 2020 of the leverage and interest coverage ratios under our senior unsecured credit facilities (referred to as the “June 2020 Amendment”).
•Focused management of our working capital, with particular focus on tightly managing inventories, including reducing and cancelling inventory commitments, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as negotiating extended payment terms with our suppliers.

In addition, we closed the sale of our Speedo North America business to Pentland for net proceeds of $169 million, subject to a final adjustment based on the terms of the agreement.

We ended the first quarter of 2020 with $801 million of cash on hand and approximately $1 billion of borrowing capacity available under our various debt facilities. We believe that we have taken appropriate actions to manage through the uncertainty related to COVID-19 and are continuously reevaluating all aspects of our spending and cash flow generation as the situation evolves.

Cash Flow Summary

Cash and cash equivalents at May 3, 2020 was $801 million, an increase of $297 million from the amount at February 2, 2020 of $503 million. The change in cash and cash equivalents included the impact of (i) $111 million of common stock repurchases under the stock repurchase program (with no further repurchases for the remainder of 2020), (ii) $169 million of net proceeds in connection with the Speedo transaction and (iii) $187 million of proceeds from the issuance of an additional €175M euro-denominated principal amount of 3 5/8% senior notes due 2024.

Cash flow for the full year 2020 will be impacted by various factors in addition to those noted above and below in this “Liquidity and Capital Resources” section. Given the dynamic nature of the COVID-19 pandemic, our estimates of cash flows in 2020 may be subject to material significant change, including as a result of the impact of the pandemic on our 2020 earnings, additional borrowings under existing or new financing arrangements, excess inventories, delays in collection of, or inability to collect on, certain trade receivables, and other working capital changes that we may experience as a result of the pandemic.

As of May 3, 2020, approximately $511 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash used by operating activities was $143 million in the first quarter of 2020 compared to $73 million in the first quarter of 2019. The increase in cash used by operating activities as compared to the prior year period was primarily driven by a significant decrease in net income as adjusted for noncash charges, partially offset by a favorable change in our working capital primarily due to trade receivables. Our cash flows from operations in the first quarter of 2020 was significantly impacted by widespread temporary store closures and other significant adverse impacts of the COVID-19 pandemic. In an effort to mitigate the impacts of the pandemic and preserve liquidity, we are focused on working capital management, in particular tightly managing inventories, including reducing and cancelling inventory commitments, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as negotiating extended payment terms with our suppliers.

Capital Expenditures

Our capital expenditures in the first quarter of 2020 were $56 million compared to $77 million in the first quarter of 2019. We currently expect capital expenditures for the full year 2020 will decrease to approximately $190 million from $345 million in 2019, as we tightly manage spending to preserve liquidity in response to the impacts of the COVID-19 pandemic on our business, and will include only certain minimum required expenditures in our retail stores and expenditures for projects currently in progress, primarily related to (i) investments to support the multi-year upgrade of our platforms and systems worldwide and (ii) enhancements to our warehouse and distribution network.

Investments in Unconsolidated Affiliates

We currently expect to make a payment of approximately $2 million in the full year 2020 to our PVH Legwear joint venture to contribute our share of the joint venture funding.

Loan to a Supplier

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of our finished goods inventory suppliers, has a wholly owned subsidiary with which we entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $14 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) London interbank offered rate (“LIBOR”) plus 4.00% thereafter. We received principal payments of $200,000 during the first quarter of 2019. The outstanding balance, including accrued interest, was $13 million as of May 3, 2020, February 2, 2020 and May 5, 2019.

Speedo Transaction

We completed the sale of our Speedo North America business to Pentland on April 6, 2020 for net proceeds of $169 million. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Dividends

Dividends on common stock totaled $3 million in the first quarter of 2020 as compared to $6 million in the first quarter of 2019.

Following the payment of a $0.0375 per common share dividend on March 31, 2020, we suspended our dividends, which have historically paid annual dividends of $0.15 per share of our common stock, in order to increase our cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of the June 2020 Amendment, dividend payments are not permitted during the relief period (as defined). Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion.

Acquisition of Treasury Shares

Our Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

We suspended share repurchases under the stock repurchase program beginning in mid-March 2020 in order to increase our cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of the June 2020 Amendment, share repurchases are not permitted during the relief period (as defined). Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion. The existing stock repurchase program remains authorized by the Board of Directors and we may resume share repurchases after the restrictions under the June 2020 Amendment lapse.

Repurchases under the program, when it is being used, may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors.

During the first quarters of 2020 and 2019, we purchased approximately 1.4 million shares and 500,000 shares, respectively, of our common stock under the program in open market transactions for $111 million and $61 million, respectively. Purchases of $2 million were accrued for in the Consolidated Balance Sheet as of May 5, 2019. Purchases of $500,000 that were accrued for in the Consolidated Balance Sheet as of February 2, 2020 were paid in the first quarter of 2020. As of May 3, 2020, the repurchased shares were held as treasury stock and $573 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Mandatorily Redeemable Non-Controlling Interest

The Australia acquisition agreement provided for key members of Gazal and PVH Australia management to exchange a portion of their interests in Gazal for approximately 6% of the outstanding shares in our previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. We are obligated to purchase this 6% interest within two years of the acquisition closing in two tranches as follows: tranche 1 – 50% of the shares one year after the closing, but the holders had the option to defer half of this tranche to tranche 2; and tranche 2 – all remaining shares two years after the closing. With respect to tranche 1, the holders elected not to defer their shares to tranche 2 and, as a result, we purchased all of the tranche 1 shares in June 2020. The purchase price for the tranche 1 and tranche 2 shares is based on a multiple of the subsidiary’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) less net debt as of the end of the measurement year, and the multiple varies depending on the level of EBITDA compared to a target. The liability for the mandatorily redeemable non-controlling interest was $29 million as of May 3, 2020 based on exchange rates in effect on that date, of which $16 million was paid to the management shareholders in June 2020 for the purchase of the tranche 1 shares. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Financing Arrangements

Our capital structure was as follows:

(In millions)	5/3/20	2/2/20	5/5/19
Short-term borrowings	$322	$50	$300
Current portion of long-term debt	14	14	31
Finance lease obligations	15	15	16
Long-term debt	2,854	2,694	2,759
Stockholders’ equity	4,513	5,811	5,762

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2019 Senior Unsecured Credit Facilities.” We had $168 million outstanding under these facilities as of May 3, 2020. The weighted average interest rate on funds borrowed as of May 3, 2020 was 1.93%. The maximum amount of revolving borrowings outstanding under these facilities during the first quarter of 2020 was $746 million.

We also have the ability to draw revolving borrowings under our new 364-day unsecured revolving credit facility, as discussed in the section entitled “2020 Unsecured Revolving Credit Facility” below. We had no borrowings outstanding under this facility as of or during the thirteen weeks ended May 3, 2020.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $174 million based on exchange rates in effect on May 3, 2020 and are utilized primarily to fund working capital needs. We had $74 million outstanding under these facilities as of May 3, 2020. The weighted average interest rate on funds borrowed as of May 3, 2020 was 1.94%. The maximum amount of borrowings outstanding under these facilities during the first quarter of 2020 was $74 million.

Commercial Paper

We have the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had $80 million of borrowings outstanding under the commercial paper note program as of May 3, 2020, all of which matured in May 2020. The weighted average interest rate on funds borrowed under the program as of May 3, 2020 was 2.05%. The maximum amount of borrowings outstanding under the program during the first quarter of 2020 was $165 million.

The commercial paper program allows for borrowings of up to $675 million to the extent that we have borrowing capacity under the United States dollar-denominated revolving credit facility included in the 2019 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675 million. The maximum aggregate amount of borrowings outstanding under the commercial paper program and the United States dollar-denominated portion of the revolving credit facility during the first quarter of 2020 was $660 million.

2020 Unsecured Revolving Credit Facility

On April 8, 2020, we entered into a 364-day $275 million United States dollar-denominated unsecured revolving credit facility (the “2020 facility”). We may increase the commitment under the 2020 facility by an aggregate amount not to exceed $100 million, subject to certain customary conditions. The 2020 facility will mature on April 7, 2021. We paid $2 million of debt issuance costs during the first quarter of 2020 in connection with the 2020 facility.

Currently, our obligations under the 2020 facility are unsecured and are not guaranteed by any of our subsidiaries. However, within 120 days after the occurrence of a specified credit ratings decrease (as set forth in the 2020 facility), (i) we must cause each of our wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2020 facility and (ii) we and each subsidiary guarantor will be required to grant liens, as collateral agent, on substantially all of our respective assets (subject to customary exceptions).

The outstanding borrowings under the 2020 facility are prepayable at any time without penalty (other than customary breakage costs). The borrowings under the 2020 facility bear an interest rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds effective rate plus 1/2 of 1.00% and (iii) a one-month reserve adjusted Eurocurrency rate plus 1.00% or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2020 facility.

The initial applicable margin with respect to the borrowings will be 2.250% for adjusted Eurocurrency rate loans and 1.250% for base rate loans. The applicable margin for borrowings will be adjusted based upon our public debt rating after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s and Moody’s.

We had no borrowings outstanding under the 2020 facility during the first quarter of 2020.

The 2020 facility requires us to comply with customary affirmative, negative and financial covenants, including minimum interest coverage ratio and maximum net leverage ratio, which are subject to change in the event that, and in the same manner as, the minimum interest coverage ratio and maximum net leverage ratio covenants under the 2019 facilities are amended. Refer to the section entitled “2019 Senior Unsecured Credit Facilities” below for discussion of an amendment to the 2019 facilities in June 2020.

Finance Lease Liabilities

Our cash payments for finance lease liabilities totaled $1 million in each of the first quarters of 2020 and 2019.

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

We had loans outstanding of $1.558 billion, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, $168 million of borrowings outstanding under the senior unsecured revolving credit facilities and $24 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of May 3, 2020.
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

We made payments of $3 million on our term loans under the 2019 facilities during the first quarter of 2020, and we expect to make mandatory long-term debt repayments of approximately $14 million during the full year 2020. We made no payments on our term loans under the 2019 facilities and the 2016 facilities during the first quarter of 2019 other than the repayment of the 2016 facilities in connection with the refinancing of the 2016 senior credit facilities.

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

The applicable margin with respect to the TLA facilities and each revolving credit facility as of May 3, 2020 was 1.250% for adjusted Eurocurrency rate loans and 0.250% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the first quarter of 2020 and/or the first quarter of 2019:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of May 3, 2020	Fixed Rate	Expiration Date
March 2020	February 2021	$50	$—	0.562%	February 2023
February 2020	February 2021	50	—	1.1625%	February 2023
February 2020	February 2020	50	50	1.2575%	February 2023
August 2019	February 2020	50	50	1.1975%	February 2022
June 2019	February 2020	50	50	1.409%	February 2022
June 2019	June 2019	50	50	1.719%	July 2021
January 2019	February 2020	50	50	2.4187%	February 2021
November 2018	February 2019	139	127	2.8645%	February 2021
October 2018	February 2019	116	160	2.9975%	February 2021
June 2018	August 2018	50	50	2.6825%	February 2021
June 2017	February 2018	306	—	1.566%	February 2020

The notional amounts of the outstanding interest rate swaps that commenced in February 2019 are adjusted according to pre-set schedules during the terms of the swap agreements such that, based on our projections for future debt repayments, our outstanding debt under the USD TLA facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

Our 2019 facilities require us to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. As of May 3, 2020, we were in compliance with all applicable financial and non-financial covenants under these facilities. Given the disruption to our business caused by the COVID-19 pandemic and to ensure financial flexibility, we entered into the “June 2020 Amendment” to provide temporary relief of certain financial covenants until the date on which a compliance certificate is delivered for the second quarter of 2021 (the “relief period”) unless we elect to terminate the relief period and satisfy the conditions for doing so. The June 2020 Amendment provides for the following during the relief period, among other things: (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments require that we suspend payments of dividends on our common stock and purchases of shares under our stock repurchase program during the relief period. The June 2020 Amendment also provides that during the relief period the applicable margin will be increased 0.25%. In addition, under the June 2020 Amendment, in the event there is a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) we must cause each of our wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under our 2019 facilities and (ii) we and each subsidiary guarantor will be required to grant liens, as collateral agent, on substantially all of our respective assets (subject to customary exceptions).

We expect to maintain compliance with the financial covenants (as amended) under our 2019 facilities for at least the next 12 months based on our current forecasts. If the adverse impacts of the COVID-19 pandemic on our business worsen and our earnings and operating cash flows do not start to recover as currently estimated by us, there can be no assurance that we will be able to maintain compliance with our financial covenants (as amended) in the future. There can be no assurance that we would be able to obtain future waivers in a timely manner, on terms acceptable to us, or at all. If we were not able to maintain compliance or obtain a future covenant waiver under our credit facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facilities.

7 3/4% Debentures Due 2023

We have outstanding $100 million of debentures due November 15, 2023 that accrue interest at the rate of 7 3/4%. The debentures are not redeemable at our option prior to maturity.

3 5/8% Euro Senior Notes Due 2024

We have outstanding €525.0 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024, of which €175.0 million principal amount was issued on April 24, 2020. Interest on the notes is payable in euros. We paid €2 million (approximately $2 million based on exchange rates in effect on the payment date) of fees during the first quarter of 2020 in connection with the issuance of the additional €175 million notes. We may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of May 3, 2020, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of May 3, 2020, our issuer credit was rated BBB- by Standard & Poor’s with a negative outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments for the remainder of 2020 through 2025.

Please see Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 2, 2020 for further discussion of our debt.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 2, 2020.

Goodwill and Indefinite-lived Intangible Assets Impairment Testing

We assess the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Impairment testing for other indefinite-lived intangible assets is done at the individual asset level. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Indefinite-lived intangible assets and intangible assets with finite lives are tested for impairment prior to assessing the recoverability of goodwill.

Goodwill

The COVID-19 pandemic had a significant adverse impact on our business during the first quarter of 2020, resulting in an unprecedented decline in revenue and earnings, and is driving an extended decline in our stock price and associated market capitalization. While there is significant uncertainty about the duration and extent of the impact of the pandemic, we expect there will be a significant negative impact to our future earnings and cash flows. We determined that the impact of COVID-19 was a triggering event that required us to perform a quantitative interim goodwill impairment test.

As a result of this interim test, we recorded $879 million of noncash impairment charges during the first quarter of 2020, which was included in goodwill and other intangible assets impairments in our Consolidated Statement of Operations. The impairment charges, which related to the Heritage Wholesale North America, Calvin Klein Retail North America, Calvin Klein Wholesale

North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International reporting units, were recorded to our segments as follows: $198 million in the Heritage Brands Wholesale segment, $287 million in the Calvin Klein North America segment, and $394 million in the Calvin Klein International segment. Our impairment assessment was performed in accordance with the accounting guidance adopted in the first quarter of 2020 that simplifies the testing for goodwill impairment, as discussed in Note 20, “Recent Accounting Guidance.”

Of these reporting units, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International were determined to be only partially impaired. The remaining carrying amount of goodwill allocated to these reporting units as of May 3, 2020 was $162 million, $143 million and $347 million, respectively. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumptions for these businesses would result in a change to the estimated fair value of the reporting units of approximately $80 million, $20 million and $140 million, respectively. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting units of approximately $60 million, $15 million and $125 million, respectively. While these reporting units were not determined to be fully impaired, they may be at risk of further impairment in the future in the event the related businesses do not perform as projected, including if they fail to recover as planned following the COVID-19 pandemic, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

With respect to our other reporting units that were not determined to be impaired, the Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount of $2,949 million by 5%. The carrying amount of goodwill allocated to this reporting unit as of May 3, 2020 was $1,558 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the Tommy Hilfiger International business would result in a change to the estimated fair value of the reporting unit of approximately $355 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting unit of approximately $320 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired, it may be at risk of future impairment in the event the related business does not perform as projected, including if it fails to recover as planned following the COVID-19 pandemic, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

The fair value of the reporting units for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration. Estimated future operating cash flows were discounted at rates of 10%, 10.5% or 11%, depending on the reporting unit, to account for the relative risks of the estimated future cash flows. For the market approach, used to validate the results of the income approach method, we used both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenue and EBITDA for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue and EBITDA data from target companies deemed similar to the reporting unit. We classified the fair values of our reporting units as Level 3 fair value measurements due to the use of significant unobservable inputs.

Indefinite-Lived Intangible Assets

We also determined that the impact of the COVID-19 pandemic on our business was a triggering event that prompted the need to perform interim impairment testing of our indefinite-lived intangible assets. For the TOMMY HILFIGER, CALVIN KLEIN, Van Heusen, Warner’s and Olga tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India, we elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of our annual indefinite-lived intangible asset impairment test for 2019 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 85% as of the date of our 2019 annual test. Considering this and other factors, we determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test was not required.

For the ARROW and Geoffrey Beene tradenames and the reacquired perpetual license rights recorded in connection with the Australia acquisition, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, we recorded $47 million of noncash impairment charges during the first quarter of 2020 to write down the two tradenames. This included $36 million to write down the ARROW tradename, that had a carrying amount of $79 million, to a fair value of $43 million, and $12 million to write down the Geoffrey Beene tradename, that had a carrying amount of $17 million, to a fair value of $5 million. The $47 million of impairment charges was included in goodwill and other intangible assets impairments in our Consolidated Statement of Operations and allocated to our Heritage Brands Wholesale segment. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the Arrow business would result in a change to the estimated fair value of the tradename of approximately $5 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the tradename of approximately $5 million. Holding all other assumptions constant, a 100 basis points change to the annual revenue growth rate or weighted average cost of capital in the Geoffrey Beene business would result in an immaterial change to the estimated fair value of the tradename.

With regard to the reacquired perpetual license rights recorded in connection with the Australia acquisition, we determined that its fair value substantially exceeded its carrying amount and, therefore, the asset was not impaired.

The fair value of the ARROW and Geoffrey Beene tradenames was determined using an income-based relief-from-royalty method. Under this method, the value of an asset is estimated based on the hypothetical cost savings that accrue as a result of not having to license the tradename from another party. These cash flows are discounted to present value using a discount rate that factors in the relative risk of the intangible asset. We discounted the cash flows used to value the ARROW and Geoffrey Beene tradenames at a rate of 10%. The fair value of our reacquired perpetual license rights recorded in connection with the Australia acquisition was determined using an income approach which estimates the net cash flows directly attributable to the subject intangible asset. These cash flows are discounted to present value using a discount rate that factors in the relative risk of the intangible asset. We discounted the cash flows used to value the reacquired perpetual license rights recorded in connection with the Australia acquisition at a rate of 10%. We classified the fair values of these indefinite-lived intangible assets as Level 3 fair value measurements due to the use of significant unobservable inputs.

Recently Adopted Accounting Guidance

We adopted, effective the first quarter of 2020, accounting guidance related to credit losses, that introduces a new impairment model used to measure credit losses for certain financial assets measured at amortized cost, including trade and other receivables. This guidance requires entities to record an allowance for credit losses using a forward-looking expected loss impairment model that considers historical experience, current conditions, and reasonable and supportable forecasts that affect collectibility, rather than the incurred loss model required under previous guidance. We also adopted, effective the first quarter of 2020, accounting guidance related to goodwill impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of the goodwill impairment charge, if any, under the second step of the goodwill impairment test. Please see Note 20, “Recent Accounting Guidance,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

During the thirteen weeks ended May 3, 2020, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 2, 2020, except for the items mentioned above.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 3, 2020 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 3, 2020. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. The potential for a significant decrease in short-term interest rates is low due to the currently low rates of return we are receiving on our cash and cash equivalents and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at May 3, 2020, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $800,000 annually. Borrowings under our 2019 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our 2019 facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of May 3, 2020, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, approximately 65% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our long-term debt position at May 3, 2020, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $500,000 annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

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

The translational impact refers to the impact that changes in exchange rates can have on our results of operations and financial position. The functional currencies of our foreign subsidiaries are generally the applicable local currencies. Our consolidated financial statements are presented in United States dollars. The results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period and the assets and liabilities in local foreign currencies are translated into United States dollars using the closing exchange rate at the balance sheet date. Foreign exchange differences that arise from the translation of our foreign subsidiaries’ assets and liabilities into United States dollars are recorded as foreign currency translation adjustments in other comprehensive (loss) income. Accordingly, our other comprehensive (loss) income will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Australian dollar, the Canadian dollar and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies. Our results of operations will be similarly affected by foreign currency translation in periods that we generate net income; however, in periods that we generate net losses, as is currently expected in 2020, our results of operations will be favorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate losses and unfavorably impacted during times of a weakening United States dollar against those currencies.

We currently expect foreign currency translation to have a slight negative impact on our revenue in 2020 as compared to 2019.

In the thirteen weeks ended May 3, 2020, we recognized unfavorable foreign currency translation adjustments of $113 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 2% since February 2, 2020. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 36% of our $6.1 billion total goodwill and other intangible assets as of May 3, 2020. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

We currently expect a negative transactional impact on our net income in 2020 as compared to 2019.

Given our foreign currency forward exchange contracts outstanding at May 3, 2020, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $95 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we designated the carrying amount of our €1.125 billion aggregate principal amount of euro-denominated senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $120 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes.

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

We are currently undertaking a major multi-year SAP S/4 implementation to upgrade our platforms and systems worldwide. The implementation will occur in phases over the next several years. We successfully launched the Global Finance functionality on the SAP S/4 platform in Asia and North America in the first quarter of 2020.

As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal controls over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal controls over financial reporting as processes and procedures in the affected areas evolve. For a discussion of risks related to the implementation of new systems and hardware, please refer to risk factor “We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 2, 2020.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to certain litigations which, in management’s judgment based, in part, on the opinions of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of May 3, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
February 2, 2020
March 1, 2020	926,028	$84.33	925,871	$605,184,957
March 2, 2020
April 5, 2020	492,685	66.73	484,753	572,591,498
April 6, 2020
May 3, 2020	79,012	42.28	—	572,591,498
Total	1,497,725	$76.32	1,410,624	$572,591,498
(1) Our Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. We suspended share repurchases under the stock repurchase program beginning in mid-March 2020 in order to increase our cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of the June 2020 Amendment, share repurchases are not permitted through and including the first quarter of 2021. The existing stock repurchase program remains authorized by the Board of Directors and we may resume share repurchases after the restrictions under the June 2020 Amendment lapse.

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2020 in connection with the settlement of restricted stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

+10.1	Salary reduction consent and waiver, dated as of April 7, 2020, signed by Emanuel Chirico.

+10.2	Salary reduction consent and waiver, dated as of April 7, 2020, signed by Daniel Grieder.

+10.3	Form of salary reduction consent and waiver signed by Stefan Larsson (on April 7, 2020), Michael Shaffer (on April 8, 2020) and Cheryl Abel-Hodges (on April 8, 2020).

+10.4
Credit Agreement, dated as of April 8, 2020, among PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner and Truist Bank as Documentation Agent.

+10.5	Amendment to Employment Agreement, effective as of May 31, 2020, between PVH B.V. and Daniel Grieder.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PVH CORP.
Registrant

Dated:	June 11, 2020	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Principal Accounting Officer)