Form 10-Q
period 2020-11-01
PVH CORP. /DE/
filed 2020-12-10
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	November 1, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

200 Madison Avenue,	New York,	New York	10016
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of December 2, 2020 was 71,100,250.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize the anticipated benefits and savings from restructuring and similar plans, such as the North America office workforce reduction and the planned exit from the Heritage Brands Retail business announced in July 2020; (iii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iv) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, consumer sentiment and other factors; (v) our ability to manage our growth and inventory; (vi) quota restrictions, the imposition of safeguard controls and the imposition of duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, such as the increased tariffs imposed in 2019 and threatened increases in tariffs on goods imported into the U.S. from China and Vietnam, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vii) the availability and cost of raw materials; (viii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (ix) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions by any government or regulatory authority in the jurisdictions where we conduct business, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Patrol; (x) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (xi) disease epidemics and health-related concerns, such as the current COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, has resulted in some of the following) supply-chain disruptions due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas, closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments implement mandatory business closures, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result (or, with respect to the COVID-19 pandemic, could continue to result) in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xii) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xiii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xiv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xv) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvi) the impact of new and revised tax legislation and regulations; and (xvii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended November 1, 2020 and November 3, 2019	1

Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended November 1, 2020 and November 3, 2019	2

Consolidated Balance Sheets as of November 1, 2020, February 2, 2020 and November 3, 2019	3

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2020 and November 3, 2019	4

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest for the Thirty-Nine Weeks Ended November 1, 2020 and November 3, 2019	5

Notes to Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	70

Item 4 - Controls and Procedures	72

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2020	2019	2020	2019
Net sales	$2,014.3	$2,433.5	$4,802.7	$6,919.8
Royalty revenue	79.7	113.1	185.7	288.3
Advertising and other revenue	24.1	41.1	54.4	100.1
Total revenue	2,118.1	2,587.7	5,042.8	7,308.2
Cost of goods sold (exclusive of depreciation and amortization)	1,016.8	1,181.5	2,392.3	3,317.7
Gross profit	1,101.3	1,406.2	2,650.5	3,990.5
Selling, general and administrative expenses	987.2	1,141.6	2,809.5	3,457.6
Goodwill and other intangible asset impairments	—	—	933.5	—
Non-service related pension and postretirement income	(3.6)	(2.0)	(7.9)	(6.1)
Debt modification and extinguishment costs	—	—	—	5.2
Other noncash loss (gain)	—	—	3.1	(113.1)
Equity in net income (loss) of unconsolidated affiliates	4.4	2.9	(10.3)	7.5
Income (loss) before interest and taxes	122.1	269.5	(1,098.0)	654.4
Interest expense	34.4	29.2	89.6	88.5
Interest income	0.9	1.4	2.8	3.8
Income (loss) before taxes	88.6	241.7	(1,184.8)	569.7
Income tax expense (benefit)	19.1	32.8	(105.4)	86.1
Net income (loss)	69.5	208.9	(1,079.4)	483.6
Less: Net loss attributable to redeemable non-controlling interest	(0.3)	(0.3)	(1.0)	(1.1)
Net income (loss) attributable to PVH Corp.	$69.8	$209.2	$(1,078.4)	$484.7
Basic net income (loss) per common share attributable to PVH Corp.	$0.98	$2.83	$(15.15)	$6.49
Diluted net income (loss) per common share attributable to PVH Corp.	$0.98	$2.82	$(15.15)	$6.46

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income (Loss)
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2020	2019	2020	2019

Net income (loss)	$69.5	$208.9	$(1,079.4)	$483.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14.6)	11.5	116.2	(130.8)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $1.2, $(0.4), $(0.4) and $(1.8)	10.2	(20.4)	(32.8)	(7.5)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $4.0, $(0.8), $(18.6) and $7.5	12.7	(2.3)	(57.6)	23.6
Total other comprehensive income (loss)	8.3	(11.2)	25.8	(114.7)
Comprehensive income (loss)	77.8	197.7	(1,053.6)	368.9
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.3)	(0.3)	(1.0)	(1.1)
Comprehensive income (loss) attributable to PVH Corp.	$78.1	$198.0	$(1,052.6)	$370.0

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	November 1,	February 2,	November 3,
	2020	2020	2019
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$1,460.0	$503.4	$555.2
Trade receivables, net of allowances for credit losses of $76.8, $21.1 and $25.7	799.2	741.4	972.7
Other receivables	19.5	23.7	26.1
Inventories, net	1,483.5	1,615.7	1,768.1
Prepaid expenses	136.4	159.9	161.3
Other	69.3	112.9	98.7
Assets held for sale	—	237.2	—
Total Current Assets	3,967.9	3,394.2	3,582.1
Property, Plant and Equipment, net	953.2	1,026.8	994.7
Operating Lease Right-of-Use Assets	1,613.7	1,675.8	1,648.1
Goodwill	2,881.9	3,677.6	3,738.5
Tradenames	2,834.6	2,830.2	2,837.1
Other Intangibles, net	628.5	650.5	882.5
Other Assets, including deferred taxes of $66.9, $40.3 and $29.2	377.4	375.9	336.2
Total Assets	$13,257.2	$13,631.0	$14,019.2

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,134.4	$882.8	$780.5
Accrued expenses	939.8	929.6	951.3
Deferred revenue	25.6	64.7	44.8
Current portion of operating lease liabilities	424.1	363.5	347.3
Short-term borrowings	21.1	49.6	387.5
Current portion of long-term debt	22.9	13.8	41.3
Liabilities related to assets held for sale	—	57.1	—
Total Current Liabilities	2,567.9	2,361.1	2,552.7
Long-Term Portion of Operating Lease Liabilities	1,454.6	1,532.0	1,517.5
Long-Term Debt	3,464.1	2,693.9	2,738.4
Other Liabilities, including deferred taxes of $416.6, $558.1 and $624.1	1,097.4	1,234.5	1,226.4
Redeemable Non-Controlling Interest	(3.0)	(2.0)	(0.9)
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 86,218,773; 85,890,276 and 85,876,613 shares issued	86.2	85.9	85.9
Additional paid in capital - common stock	3,111.7	3,075.4	3,061.9
Retained earnings	3,670.9	4,753.0	4,820.4
Accumulated other comprehensive loss	(614.3)	(640.1)	(622.6)
Less: 15,120,165; 13,597,113 and 12,574,071 shares of common stock held in treasury, at cost	(1,578.3)	(1,462.7)	(1,360.5)
Total Stockholders’ Equity	4,676.2	5,811.5	5,985.1
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$13,257.2	$13,631.0	$14,019.2

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(1,079.4)	$483.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	240.2	236.5
Equity in net loss (income) of unconsolidated affiliates	10.3	(7.5)
Deferred taxes	(159.9)	2.6
Stock-based compensation expense	36.6	43.2
Impairment of goodwill and other intangible assets	933.5	—
Impairment of other long-lived assets	23.2	89.3
Debt modification and extinguishment costs	—	5.2
Other noncash loss (gain)	3.1	(113.1)
Changes in operating assets and liabilities:
Trade receivables, net	(34.3)	(196.2)
Other receivables	3.4	(0.8)
Inventories, net	173.7	32.3
Accounts payable, accrued expenses and deferred revenue	185.3	(88.2)
Prepaid expenses	26.5	(14.9)
Employer pension contribution	—	(0.7)
Other, net	64.8	(39.5)
Net cash provided by operating activities	427.0	431.8
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(192.4)
Purchases of property, plant and equipment	(158.7)	(233.1)
Proceeds from sale of building	—	59.4
Investments in unconsolidated affiliates	(1.6)	(2.5)
Proceeds from sale of the Speedo North America business	169.1	—
Net cash provided (used) by investing activities	8.8	(368.6)
FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowings	(31.9)	324.4
Proceeds from 4 5/8% senior notes, net of related fees	493.8	—
Proceeds from 3 5/8% senior notes, net of related fees	185.9	—
Proceeds from 2019 facilities, net of related fees	—	1,639.8
Repayment of 2016 facilities	—	(1,649.3)
Repayment of 2019 facilities	(10.6)	(10.2)
Net proceeds from settlement of awards under stock plans	—	1.9
Cash dividends	(2.7)	(11.3)
Acquisition of treasury shares	(116.1)	(240.2)
Payments of finance lease liabilities	(4.0)	(4.1)
Payment of mandatorily redeemable non-controlling interest liability attributable to initial fair value	(12.7)	—
Net cash provided by financing activities	501.7	51.0
Effect of exchange rate changes on cash and cash equivalents	19.1	(11.0)
Increase in cash and cash equivalents	956.6	103.2
Cash and cash equivalents at beginning of period	503.4	452.0
Cash and cash equivalents at end of period	$1,460.0	$555.2
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

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest (continued)
Unaudited
(In millions, except share and per share data)

	Thirty-Nine Weeks Ended November 1, 2020
		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 2, 2020	$(2.0)	$—	85,890,276	$85.9	$3,075.4	$4,753.0	$(640.1)	$(1,462.7)	$5,811.5
Net loss attributable to PVH Corp.						(1,096.8)			(1,096.8)
Foreign currency translation adjustments							(112.6)		(112.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $4.1							7.8		7.8
Net gain on net investment hedges, net of tax expense of $3.7							11.5		11.5
Comprehensive loss attributable to PVH Corp.									(1,190.1)
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses						(1.0)			(1.0)
Settlement of awards under stock plans			232,707	0.2	(0.2)				—
Stock-based compensation expense					10.0				10.0
Cash dividends ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 1,497,725 treasury shares								(114.3)	(114.3)
Net loss attributable to redeemable non-controlling interest	(0.4)
May 3, 2020	$(2.4)	$—	86,122,983	$86.1	$3,085.2	$3,652.5	$(733.4)	$(1,577.0)	$4,513.4
Net loss attributable to PVH Corp.						(51.4)			(51.4)
Foreign currency translation adjustments							243.4		243.4
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $5.7							(50.8)		(50.8)
Net loss on net investment hedges, net of tax benefit of $26.3							(81.8)		(81.8)
Comprehensive income attributable to PVH Corp.									59.4
Settlement of awards under stock plans			84,176	0.1	(0.1)				—
Stock-based compensation expense					11.8				11.8
Acquisition of 22,260 treasury shares								(1.1)	(1.1)
Net loss attributable to redeemable non-controlling interest	(0.3)
August 2, 2020	$(2.7)	$—	86,207,159	$86.2	$3,096.9	$3,601.1	$(622.6)	$(1,578.1)	$4,583.5
Net income attributable to PVH Corp.						69.8			69.8
Foreign currency translation adjustments							(14.6)		(14.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.2							10.2		10.2
Net gain on net investment hedges, net of tax expense of $4.0							12.7		12.7
Comprehensive income attributable to PVH Corp.									78.1
Settlement of awards under stock plans			11,614	—	—				—
Stock-based compensation expense					14.8				14.8
Acquisition of 3,067 treasury shares								(0.2)	(0.2)
Net loss attributable to redeemable non-controlling interest	(0.3)
November 1, 2020	$(3.0)	$—	86,218,773	$86.2	$3,111.7	$3,670.9	$(614.3)	$(1,578.3)	$4,676.2

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

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Statements of Operations include its proportionate share of the net income or loss of these entities. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion. The Company and Arvind Limited (“Arvind”) have a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which the Company owns a 75% interest. PVH Ethiopia is consolidated and the minority shareholder’s 25% proportionate share of the equity in this joint venture is accounted for as a redeemable non-controlling interest. Please see Note 5, “Redeemable Non-Controlling Interest,” for further discussion.

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

The results of operations for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019 are not necessarily indicative of those for a full fiscal year due, in part, to the COVID-19 pandemic and seasonal factors. The data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

COVID-19 Pandemic

The COVID-19 pandemic had a significant adverse impact on the Company’s business, results of operations, financial condition and cash flows from operations during the thirteen and thirty-nine weeks ended November 1, 2020 and is expected to continue to have an adverse impact on its performance in the fourth quarter of 2020. Virtually all of the Company’s retail stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020 as a result of the pandemic. The majority of stores had reopened by mid-June 2020 but have been operating on reduced hours and at reduced occupancy levels. The Company’s retail stores in Europe and North America continue to face significant pressure as a result of the recent resurgence in COVID-19 cases there, including new temporary store closures in Europe beginning at the end of the third quarter and continuing into the fourth quarter of 2020. The Company’s wholesale customers and licensing partners also have experienced significant business disruptions as a result of the pandemic. Several North America wholesale customers have filed for bankruptcy, which was a contributing factor in the decrease in the Company’s revenue. In addition, the pandemic has impacted the Company’s supply chain partners, including third-party manufacturers, logistics providers and other vendors, as well as the supply chains of its licensees. These supply chains may experience future disruptions as a result of either closed factories or factories operating with reduced workforces due to the impact of the pandemic.

Given the uncertainties surrounding the ongoing effects of the COVID-19 pandemic on the Company's future financial condition and results of operations, the Company took certain actions to preserve its liquidity and strengthen its financial flexibility. The Company suspended share repurchases under its stock repurchase program and suspended its dividends in mid-March 2020, and is not permitted to resume share repurchases or payments of dividends until after the relief period (as defined) under the terms of a June 2020 amendment to its senior unsecured credit facilities. In addition, the Company took certain other actions starting in March 2020, some of which are ongoing, to (i) reduce payroll costs, through temporary furloughs, salary and incentive compensation reductions, decreased working hours and hiring freezes, as well as taking advantage of COVID-related government payroll subsidy programs primarily in international jurisdictions, (ii) eliminate or reduce expenses in all discretionary spending categories, (iii) reduce rent expense through rent abatements negotiated with landlords for certain of its retail stores affected by temporary closures, (iv) reduce working capital, with a particular focus on tightly managing its inventories, including reducing and cancelling inventory commitments, increasing promotional selling, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as extending payment terms with its suppliers and (v) reduce capital expenditures. The Company also announced in July 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including (i) a reduction in its office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions, which is expected to result in annual cost savings of approximately $80 million, and (ii) the exit from its Heritage Brands Retail business by mid-2021.

In April 2020, the Company entered into a $275.0 million 364-day unsecured revolving credit facility and issued an additional €175.0 million principal amount of 3 5/8% senior notes due 2024. In July 2020, the Company issued $500.0 million principal amount of 4 5/8% senior notes due 2025. Further, in June 2020 the Company amended its senior unsecured credit facilities to provide temporary relief of certain financial covenants under these facilities during future periods. Please see Note 9, “Debt,” for further discussion.

The Company also assessed the impacts of the pandemic on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to, the allowance for credit losses, inventory reserves, carrying values of goodwill, intangible assets and other long-lived assets, and the effectiveness of hedging instruments. Based on these assessments, the Company recorded pre-tax noncash impairment charges of $961.8 million, including $879.0 million related to goodwill, $54.5 million related to other intangible assets, $16.0 million related to store assets and $12.3 million related to an equity method investment, and recorded increases to its inventory and inventory-related reserves and its allowance for credit losses of $68.0 million and $55.7 million, respectively, during the thirty-nine weeks ended November 1, 2020. The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is received. In particular, there is significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic and, if economic conditions caused by the pandemic do not recover consistent with management’s expectations, the Company’s results of operations, financial condition and cash flows from operations may be further materially and adversely impacted. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion of the impairments related to goodwill and other intangible assets, Note 12, “Fair Value Measurements,” for further discussion of the impairments related to store assets and Note 6, “Investments in Unconsolidated Affiliates,” for further discussion of the impairment related to an equity method investment.

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

Product Sales
The Company generates revenue from the wholesale distribution of its products to traditional retailers (including for sale through their digital commerce sites), pure play digital commerce retailers, franchisees, licensees and distributors. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon receipt of goods by the customer. Payment is typically due within 30 to 90 days. The Company had provided temporary extensions to its standard payment terms for certain customers earlier in 2020 in connection with the COVID-19 pandemic but resumed its standard payment terms for these customers in the third quarter of 2020. The amount of revenue recognized is net of returns, sales allowances and other discounts that the Company offers to its wholesale customers. The Company estimates returns based on an analysis of historical experience and specific customer arrangements and estimates sales allowances and other discounts based on seasonal negotiations, historical experience and an evaluation of current market conditions.
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
Gift Cards
The Company sells gift cards to customers in its retail stores and on certain of its digital commerce sites. The Company does not charge administrative fees on gift cards nor do they expire. Gift card purchases by a customer are prepayments for products to be provided by the Company in the future and are therefore considered to be performance obligations of the Company. Upon the purchase of a gift card by a customer, the Company records deferred revenue for the cash value of the gift card. Deferred revenue is relieved and revenue is recognized when the gift card is redeemed by the customer. The portion of gift cards that the Company does not expect to be redeemed (referred to as “breakage”) is recognized proportionately over the estimated customer redemption period, subject to the constraint that it must be probable that a significant reversal of revenue will not occur, if the Company determines that it does not have a legal obligation to remit the value of such unredeemed gift cards to any jurisdiction.
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
As of November 1, 2020, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1.0 billion, of which the Company expects to recognize $42.2 million as revenue during the remainder of 2020, $235.9 million in 2021 and $762.9 million thereafter.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirty-nine weeks ended November 1, 2020 and November 3, 2019 were as follows:

(In millions)	Thirty-Nine Weeks Ended
	11/1/20	11/3/19
Deferred revenue balance at beginning of period	$64.7	$65.3
Net additions to deferred revenue during the period	18.6	41.1
Reductions in deferred revenue for revenue recognized during the period (1)	(57.7)	(61.6)
Deferred revenue balance at end of period	$25.6	$44.8

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. These amounts include $7.3 million and $1.8 million of revenue recognized during the thirteen weeks ended November 1, 2020 and November 3, 2019, respectively.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $14.0 million, $10.3 million and $1.6 million as of November 1, 2020, February 2, 2020 and November 3, 2019, respectively.

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

Gain on Previously Held Equity Investments

The carrying values of the Company’s approximately 22% interest in Gazal and 50% interest in PVH Australia prior to the acquisition were $16.5 million and $41.9 million, respectively. In connection with the acquisition, these investments were remeasured to fair values of $40.1 million and $131.4 million, respectively, resulting in the recognition of an aggregate noncash gain of $113.1 million during the second quarter of 2019, which was included in other noncash loss (gain) in the Company’s Consolidated Statements of Operations.

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

The Company recognized a liability of $26.2 million for the fair value of the 6% interest on the date of the acquisition, which is being accounted for as a mandatorily redeemable non-controlling interest. The fair value of the liability was determined using a Monte Carlo simulation model, which utilizes inputs, including the volatility of financial results, in order to model the probability of different outcomes. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs. In subsequent periods, the liability for the mandatorily redeemable non-controlling interest is adjusted each reporting period to its redemption value based on conditions that exist as of each subsequent balance sheet date, provided that the liability cannot be adjusted below the amount initially recorded at the acquisition date. The Company records any such adjustments to the liability in interest expense in the Company’s Consolidated Statements of Operations.

For the tranche 1 shares, the measurement period ended in 2019 and the Company paid the management shareholders an aggregate purchase price of $17.3 million (based on exchange rates in effect on the payment date) for these shares in June 2020 under the conditions specified in the terms of the acquisition agreement. The Company presented the $17.3 million payment within the Consolidated Statement of Cash Flows as follows: (i) $12.7 million as a financing cash flow, which represents the initial fair value of the liability recognized for the tranche 1 shares on the acquisition date, and (ii) $4.6 million, attributable to interest, as an operating cash flow. For the tranche 2 shares, the Company recorded a loss of $1.4 million and $2.3 million in interest expense during the thirteen and thirty-nine weeks ended November 1, 2020, respectively, in connection with the remeasurement of the mandatorily redeemable non-controlling interest to its redemption value, which reflects the amount expected to be paid under the conditions specified in the terms of the acquisition agreement if settlement had occurred as of November 1, 2020. The Company recorded a loss of $2.6 million in interest expense in connection with the remeasurement of the mandatorily redeemable non-controlling interest attributable to the tranche 1 and tranche 2 shares during the thirteen and thirty-nine weeks ended November 3, 2019.

The liability for the mandatorily redeemable non-controlling interest was $19.8 million, $33.8 million and $28.8 million as of November 1, 2020, February 2, 2020 and November 3, 2019, respectively, based on exchange rates in effect on those dates. The following table summarizes the presentation of the liability for the mandatorily redeemable non-controlling interest in the Company’s Consolidated Balance Sheets:

(In millions)	Liabilities
	11/1/20		2/2/20		11/3/19
	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Tranche 1 shares	$—	$—	$16.9	$—	$15.2	$—
Tranche 2 shares	19.8	—	—	16.9	—	13.6
Mandatorily redeemable non-controlling interest liability	$19.8	$—	$16.9	$16.9	$15.2	$13.6

Fair Value of the Acquisition

The acquisition date fair value of the business acquired was $324.6 million, consisting of:

(In millions)
Cash consideration	$124.7
Fair value of the Company’s investment in PVH Australia	131.4
Fair value of the Company’s investment in Gazal	40.1
Fair value of mandatorily redeemable non-controlling interest	26.2
Elimination of pre-acquisition receivable owed to the Company	2.2
Total acquisition date fair value of the business acquired	$324.6

Allocation of the Acquisition Date Fair Value

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Cash and cash equivalents	$6.6
Trade receivables	15.1
Inventories	89.9
Prepaid expenses	1.3
Other current assets	3.5
Assets held for sale	58.8
Property, plant and equipment	18.4
Goodwill	65.9
Intangible assets	222.2
Operating lease right-of-use assets	56.4
Total assets acquired	538.1
Accounts payable	14.4
Accrued expenses	22.5
Short-term borrowings	50.5
Current portion of operating lease liabilities	10.9
Long-term portion of operating lease liabilities	43.9
Deferred tax liability	69.6
Other liabilities	1.7
Total liabilities assumed	213.5
Total acquisition date fair value of the business acquired	$324.6

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

Sale of the Speedo North America Business

The Company entered into a definitive agreement on January 9, 2020 to sell its Speedo North America business to Pentland, the parent company of the Speedo brand, for $170.0 million in cash, subject to a working capital adjustment. The Company classified the assets and liabilities of the Speedo North America business as held for sale in the Company’s Consolidated Balance Sheet as of February 2, 2020 and recorded a pre-tax noncash loss of $142.0 million during the fourth quarter of 2019 (including a $116.4 million noncash impairment charge related to the perpetual license right the Company held for the Speedo brand) to reduce the carrying value of the Speedo North America business to its estimated fair value, less costs to sell. The estimated fair value, less costs to sell, reflected the amount of consideration the Company expected to receive upon closing of the transaction, inclusive of the working capital adjustment.

The Company completed the sale of its Speedo North America business on April 6, 2020 for net proceeds of $169.1 million and deconsolidated the net assets of the business. In connection with the closing of the transaction, the Company recorded a pre-tax noncash loss of $5.9 million in the first quarter of 2020 resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020. The loss was recorded in other noncash loss (gain) in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment. The net proceeds from the sale are subject to a final working capital adjustment based on the terms of the agreement and, as such, the pre-tax noncash loss recorded in connection with the transaction may be subject to remeasurement in a future period.

Upon the closing of the transaction, U.S.-based employees who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned under its retirement plans. No further benefits will be accrued under the plans and as a result, the Company recognized a gain of $2.8 million in the first quarter of 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other noncash loss (gain) in the Company’s Consolidated Statement of Operations. Please see Note 8, “Retirement and Benefit Plans,” for further discussion.

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

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of PVH Ethiopia was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI as of November 1, 2020 was $(3.0) million, which was greater than the redemption amount. The carrying amount decreased from $(2.0) million as of February 2, 2020 as a result of a net loss attributable to the RNCI for the thirty-nine weeks ended November 1, 2020 of $(1.0) million. The carrying amount of the RNCI as of November 3, 2019 was $(0.9) million.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $153.1 million, $176.3 million and $148.4 million as of November 1, 2020, February 2, 2020 and November 3, 2019, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company made payments related to these investments of $1.6 million and $2.5 million during the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively, to contribute its share of funding for the periods and received dividends of $13.6 million from these investments during the thirty-nine weeks ended November 3, 2019.

TH India and CK India

The Company held a 50% economic interest in each of the Tommy Hilfiger Arvind Fashion Private Limited (“TH India”) and Calvin Klein Arvind Fashion Private Limited (“CK India”) joint ventures prior to August 15, 2020. These investments were accounted for under the equity method of accounting. The Company and Arvind, the Company’s joint venture partner in TH India and CK India, entered into an agreement to merge TH India into CK India, effective August 15, 2020. As a result of the merger, the Company now owns a 50% economic interest in the merged entity, PVH Arvind Fashion Private Limited, which is being accounted for under the equity method of accounting. There has been no material change to the shareholders’ respective rights or economic interests as a result of the transaction and no consideration was exchanged in the merger. As such, no gain or loss was recorded in connection with the transaction.

Karl Lagerfeld

The Company owns an economic interest of approximately 8% in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). The Company determined during the first quarter of 2020 that recent and projected business results for Karl Lagerfeld, which included an adverse impact of the COVID-19 pandemic, was an indicator of an other-than-temporary impairment with respect to the Company’s investment in Karl Lagerfeld. The Company calculated the fair value of its investment using future operating cash flow projections that were discounted at a rate of 10.9%, which accounted for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs. The Company determined the fair value of its investment was lower than its carrying amount as of May 3, 2020, and as a result recorded a noncash other-than temporary impairment of $12.3 million during the first quarter of 2020 to fully impair the investment. The impairment was included in equity in net income (loss) of unconsolidated affiliates in the Company’s Consolidated Statement of Operations. The impairment charge was recorded in corporate expenses not allocated to any reportable segments, consistent with how the Company has historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld. Following the impairment of its investment in Karl Lagerfeld, the Company has discontinued applying the equity method of accounting to this investment and will not record its share of net income or losses from Karl Lagerfeld in the Company’s consolidated financial statements until such time that the Company’s share of net income from Karl Lagerfeld equals the share of net losses that were not recognized during the period the equity method was discontinued.

PVH Legwear

The Company and a wholly owned subsidiary of the Company’s former Heritage Brands socks and hosiery licensee formed a joint venture, PVH Legwear LLC (“PVH Legwear”) during the thirty-nine weeks ended November 3, 2019, in which the Company owns a 49% economic interest. PVH Legwear was formed in order to consolidate the Company’s socks and hosiery businesses for all Company brands in the United States and Canada. PVH Legwear licenses from subsidiaries of the Company the rights to distribute and sell in these countries TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s socks and hosiery beginning in December 2019. Additionally, PVH Legwear sells socks and hosiery under other owned and licensed trademarks. This investment is being accounted for under the equity method of accounting.

Gazal and PVH Australia

The Company held an approximately 22% ownership interest in Gazal and a 50% ownership interest in PVH Australia prior to May 31, 2019. These investments were accounted for under the equity method of accounting until the closing of the Australia acquisition on May 31, 2019, on which date the Company derecognized its equity investments in Gazal and PVH Australia and began to consolidate the operations of Gazal and PVH Australia into its financial statements. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirty-nine weeks ended November 1, 2020, by segment (please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 2, 2020
Goodwill, gross	$780.4	$896.1	$204.4	$1,598.3	$198.4	$11.9	$3,689.5
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.4	896.1	204.4	1,598.3	198.4	—	3,677.6
Impairment	(287.3)	(394.0)	—	—	(197.7)	—	(879.0)
Currency translation and other	1.2	(0.8)	(1.4)	85.0	(0.7)		83.3
Balance as of November 1, 2020
Goodwill, gross	781.6	895.3	203.0	1,683.3	197.7	11.9	3,772.8
Accumulated impairment losses	(287.3)	(394.0)	—	—	(197.7)	(11.9)	(890.9)
Goodwill, net	$494.3	$501.3	$203.0	$1,683.3	$—	$—	$2,881.9

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Impairment testing for other indefinite-lived intangible assets is done at the individual asset level. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Indefinite-lived intangible assets and intangible assets with finite lives are tested for impairment prior to assessing the recoverability of goodwill. Please see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2020 for discussion of the Company’s goodwill and intangible assets impairment testing process.

Goodwill

Interim Impairment Test

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

Annual Impairment Test

The Company performed its annual impairment test for goodwill as of the beginning of the third quarter of 2020. For the 2020 annual goodwill impairment test, the Company elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, the Company considered the results of its quantitative interim goodwill impairment test performed in the first quarter of 2020 and the impact of (i) favorable changes in the weighted average cost of capital subsequent to the interim test, (ii) the change in the Company’s market capitalization and its implied impact on the fair value of the Company’s reporting units subsequent to the interim test, and (iii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in the Company’s interim goodwill impairment test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from the Company’s annual impairment test. There is still significant uncertainty about the duration and extent of the impacts of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors utilized in the impairment analysis deteriorate, the Company could incur additional goodwill impairment charges in the future.

Indefinite-Lived Intangible Assets

Interim Impairment Test

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

Annual Impairment Test

The Company performed its annual impairment test for indefinite-lived intangible assets as of the beginning of the third quarter of 2020. For the 2020 annual indefinite-lived intangible assets impairment test, the Company elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, the Company considered the results of its interim impairment testing performed in the first quarter of 2020 and the impact of (i) favorable changes in the weighted average cost of capital subsequent to the interim test and (ii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in the Company’s interim impairment testing.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of its indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test. There is still significant uncertainty about the duration and extent of the impacts of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors utilized in the impairment analysis deteriorate, the Company could incur additional indefinite-lived intangible asset impairment charges in the future.

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

There have been no events or change in circumstances since the first quarter of 2020 that would indicate the remaining carrying amount of the Company’s finite-lived intangible assets may be impaired as of November 1, 2020. There is still significant uncertainty about the duration and extent of the impacts of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management, the Company could incur additional finite-lived intangible asset impairment charges in the future.

8. RETIREMENT AND BENEFIT PLANS

The Company, as of November 1, 2020, has five noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five plans as its “Pension Plans.”

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

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/1/20	11/3/19	11/1/20	11/3/19

Service cost	$11.3	$8.4	$33.7	$25.1
Interest cost	6.4	6.9	19.2	20.9
Expected return on plan assets	(10.9)	(10.0)	(32.7)	(30.2)
Special termination benefits	—	—	1.1	—
Speedo deconsolidation gain	—	—	(2.2)	—
Total	$6.8	$5.3	$19.1	$15.8

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/1/20	11/3/19	11/1/20	11/3/19

Service cost	$1.3	$1.4	$4.3	$4.3
Interest cost	0.9	1.1	2.6	3.2
Special termination benefits	—	—	1.9	—
Speedo deconsolidation gain	—	—	(0.6)	—
Total	$2.2	$2.5	$8.2	$7.5

The Company announced on July 14, 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape. The Company’s actions included a reduction in its North America office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions. For certain eligible employees affected by the workforce reduction, the Company provided an enhanced retirement benefit and as a result recognized $3.0 million of special termination benefit costs during the thirty-nine weeks ended November 1, 2020, with a corresponding increase to its pension benefit obligation. Please see Note 16, “Exit Activity Costs,” for further discussion of these actions.

The Company completed the sale of its Speedo North America business to Pentland on April 6, 2020. Upon the closing of the transaction, U.S.-based employees who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned under its retirement plans. No further benefits will be accrued under the plans and as a result, the Company recognized a gain of $2.8 million during the thirty-nine weeks ended November 1, 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other noncash loss (gain) in the Company’s Consolidated Statement of Operations. Please see Note 4, “Acquisitions and Divestitures,” for further discussion of the sale of the Speedo North America business.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019.

The components of net benefit cost are recorded in the Company's Consolidated Statements of Operations as follows: (i) the service cost component is recorded in selling, general and administrative (“SG&A”) expenses, (ii) the Speedo deconsolidation gain component is recorded in other noncash loss (gain), and (iii) the other components are recorded in non-service related pension and postretirement income.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2020. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2019 Senior Unsecured Credit Facilities.” The Company had no borrowings outstanding under these facilities as of November 1, 2020. The maximum amount of revolving borrowings temporarily outstanding under these facilities during the thirty-nine weeks ended November 1, 2020 was $745.7 million.

The Company also has the ability to draw revolving borrowings under its 364-day unsecured revolving credit facility discussed below in the section entitled “2020 Unsecured Revolving Credit Facility.” The Company had no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 1, 2020.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $236.3 million based on exchange rates in effect on November 1, 2020 and are utilized primarily to fund working capital needs. The Company had $21.1 million outstanding under these facilities as of November 1, 2020. The weighted average interest rate on funds borrowed as of November 1, 2020 was 1.23%. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended November 1, 2020 was $97.1 million.

Commercial Paper

The Company has the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of November 1, 2020. The maximum amount of borrowings temporarily outstanding under the program during the thirty-nine weeks ended November 1, 2020 was $165.0 million.

The commercial paper program allows for borrowings of up to $675.0 million to the extent that the Company has borrowing capacity under the United States dollar-denominated revolving credit facility included in the 2019 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675.0 million. The maximum aggregate amount of borrowings temporarily outstanding under the commercial paper program and the United States dollar-denominated portion of the revolving credit facility during the thirty-nine weeks ended November 1, 2020 was $659.9 million.

2020 Unsecured Revolving Credit Facility

On April 8, 2020, the Company entered into a 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility (the “2020 facility”). The Company may increase the commitment under the 2020 facility by an aggregate amount not to exceed $100.0 million, subject to certain customary conditions. The 2020 facility will mature on April 7, 2021. The Company paid $2.0 million of debt issuance costs, which are being amortized over the term of the debt agreement.

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

The current applicable margin with respect to the borrowings as of November 1, 2020 was 2.250% for adjusted Eurocurrency rate loans and 1.250% for base rate loans. The applicable margin for borrowings is subject to adjustment based upon the Company’s public debt rating after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s and Moody’s.

The Company had no borrowings outstanding under the 2020 facility during the thirty-nine weeks ended November 1, 2020.

The 2020 facility requires the Company to comply with affirmative, negative and financial covenants, including a minimum interest coverage ratio and maximum net leverage ratio, which are subject to change in the event that, and in the same manner as, the minimum interest coverage ratio and maximum net leverage ratio covenants under the 2019 facilities are amended. The 2019 facilities were amended in June 2020 (referred to as the “June 2020 Amendment”). Refer to the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion.

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

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	11/1/20		2/2/20		11/3/19

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$1,590.6		$1,569.5		$1,633.8
7 3/4% debentures due 2023	99.7		99.7		99.7
3 5/8% senior unsecured euro notes due 2024 (2)	607.9	(3)(4)	382.9	(3)	385.7	(3)
4 5/8% senior unsecured notes due 2025	494.2		—		—
3 1/8% senior unsecured euro notes due 2027 (2)	694.6		655.6		660.5
Total	3,487.0		2,707.7		2,779.7
Less: Current portion of long-term debt	22.9		13.8		41.3
Long-term debt	$3,464.1		$2,693.9		$2,738.4

(1) The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was $1,029.6 million and €484.4 million, respectively, as of November 1, 2020.

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

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of November 1, 2020, February 2, 2020 and November 3, 2019.

The Company’s mandatory long-term debt repayments for the remainder of 2020 through 2025 were as follows as of November 1, 2020:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2020	$3.7
2021	40.3
2022	104.9
2023	225.9
2024	1,935.7
2025	500.0

(1) A portion of the Company’s mandatory long-term debt repayments are denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2020 through 2025 exceed the total carrying amount of the Company’s Term Loan A facilities, 7 3/4% debentures due 2023, 3 5/8% senior euro notes due 2024 and 4 5/8% senior notes due 2025 as of November 1, 2020 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of November 1, 2020, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section entitled “2019 Senior Unsecured Credit Facilities,” which were in effect as of such date, approximately 70% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company had loans outstanding of $1,590.6 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, no borrowings outstanding under the senior unsecured revolving credit facilities and $24.0 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of November 1, 2020.

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

The Company made payments of $10.6 million on its term loans under the 2019 facilities during the thirty-nine weeks ended November 1, 2020. The Company made payments of $10.2 million on its term loans under the 2019 facilities and repaid the 2016 facilities during the thirty-nine weeks ended November 3, 2019.

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

The current applicable margin with respect to the TLA facilities and each revolving credit facility as of November 1, 2020 was 1.625% for adjusted Eurocurrency rate loans and 0.625% for base rate or Canadian prime rate loans, which reflects an increase of 0.25% as set forth in the June 2020 Amendment (as defined below). The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio, except during the relief period (as defined below), or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the thirty-nine weeks ended November 1, 2020 and/or November 3, 2019:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of November 1, 2020	Fixed Rate	Expiration Date
March 2020	February 2021	$50.0	$—	0.562%	February 2023
February 2020	February 2021	50.0	—	1.1625%	February 2023
February 2020	February 2020	50.0	50.0	1.2575%	February 2023
August 2019	February 2020	50.0	50.0	1.1975%	February 2022
June 2019	February 2020	50.0	50.0	1.409%	February 2022
June 2019	June 2019	50.0	50.0	1.719%	July 2021
January 2019	February 2020	50.0	50.0	2.4187%	February 2021
November 2018	February 2019	139.2	126.6	2.8645%	February 2021
October 2018	February 2019	115.7	159.8	2.9975%	February 2021
June 2018	August 2018	50.0	50.0	2.6825%	February 2021
June 2017	February 2018	306.5	—	1.566%	February 2020

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

The 2019 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. Given the disruption to the Company’s business caused by the COVID-19 pandemic and to ensure financial flexibility, the Company amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate is delivered for the second quarter of 2021 (the “relief period”) unless the Company elects earlier to terminate the relief period and satisfies the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provides for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400.0 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments requires that the Company suspend payments of dividends on its common stock and purchases of shares under its stock repurchase program during the relief period. The June 2020 Amendment also provides that during the relief period the applicable margin will be increased 0.25%. In addition, under the June 2020 Amendment, in the event there is a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) the Company must cause each of its wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2019 facilities and (ii) the Company and each subsidiary guarantor will be required to grant liens in favor of the collateral agent on substantially all of their respective assets (subject to customary exceptions). As of November 1, 2020, the Company was in compliance with all applicable financial and non-financial covenants (as amended) under these facilities.

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

4 5/8% Senior Notes Due 2025

The Company issued on July 10, 2020 $500.0 million principal amount of 4 5/8% senior notes due July 10, 2025. The interest rate payable on the notes is subject to adjustment if either Standard & Poor’s or Moody’s, or any substitute rating agency, as defined in the indenture governing the notes, downgrades the credit rating assigned to the notes. The Company paid $6.2 million of fees in connection with the issuance of the notes, which are being amortized over the term of the notes. The Company may redeem some or all of these notes at any time prior to June 10, 2025 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after June 10, 2025 at their principal amount plus any accrued and unpaid interest.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of November 1, 2020, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit outside of its 2019 facilities primarily to collateralize the Company's insurance and lease obligations. The Company had $43.1 million of these standby letters of credit outstanding as of November 1, 2020.

Please see Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2020 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended November 1, 2020 and November 3, 2019 were 21.6% and 13.6%, respectively. The effective income tax rate for the thirteen weeks ended November 1, 2020 reflected a $19.1 million income tax expense recorded on $88.6 million of pre-tax income. The effective income tax rate for the thirteen weeks ended November 3, 2019 reflected a $32.8 million income tax expense recorded on $241.7 million of pre-tax income.
The effective income tax rates for the thirty-nine weeks ended November 1, 2020 and November 3, 2019 were 8.9% and 15.1%, respectively. The effective income tax rate for the thirty-nine weeks ended November 1, 2020 reflected a $(105.4) million income tax benefit recorded on $(1,184.8) million of pre-tax losses. The effective income tax rate for the thirty-nine weeks ended November 3, 2019 reflected an $86.1 million income tax expense recorded on $569.7 million of pre-tax income.
The effective income tax rate for the thirteen weeks ended November 1, 2020 was relatively flat as compared to the United States statutory income tax rate and reflected (i) the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a decrease to the Company’s effective income tax rate of 27.7%, offset by (ii) the impact of the $879.0 million of pre-tax goodwill impairment charges recorded during the first quarter of 2020, which were mostly non-deductible for tax purposes and factored into the Company’s annualized effective income tax rate, and resulted in an increase to the Company’s effective income tax rate of 6.3%, (iii) the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and (iv) the mix of foreign and domestic pre-tax results.

The effective income tax benefit rate for the thirty-nine weeks ended November 1, 2020 was lower than the United States statutory income tax rate primarily due to (i) the impact of the $879.0 million of pre-tax goodwill impairment charges recorded during the first quarter of 2020, which were mostly non-deductible for tax purposes and factored into the Company’s annualized effective income tax rate, and resulted in a decrease to the Company’s effective income tax rate of 13.3%, (ii) the tax effects of GILTI and (iii) the mix of foreign and domestic pre-tax results, partially offset by (iv) the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in an increase to the Company’s effective income tax rate of 2.0%.

The effective income tax rates for the thirteen and thirty-nine weeks ended November 3, 2019 were lower than the United States statutory income tax rate primarily due to (i) the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a benefit to the Company’s effective income tax rates of 13.7% and 4.5% for the thirteen and thirty-nine weeks ended November 3, 2019, respectively, partially offset by (ii) the tax effects of GILTI, which more than offset the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns. The effective income tax rate for the thirty-nine weeks ended November 3, 2019 also included the favorable impact of a tax exemption on the noncash gain recorded in the second quarter of 2019 to write up the Company’s equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition that resulted in a 3.7% benefit to the Company’s effective tax rate.

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

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively, “cash flow hedges”). The changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). No amounts were excluded from effectiveness testing. During the thirty-nine weeks ended November 1, 2020, the Company dedesignated certain cash flow hedges due to the impacts of the COVID-19 pandemic, which resulted in the release of an immaterial gain from AOCL into the Company’s Consolidated Statement of Operations. The Company continues to believe that transactions relating to its other designated cash flow hedges are probable to occur as of November 1, 2020.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,363.2 million and $1,302.5 million, respectively, as of November 1, 2020, $1,178.6 million and $1,038.5 million, respectively, as of February 2, 2020 and $1,177.0 million and $1,046.2 million, respectively, as of November 3, 2019. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets						Liabilities
	11/1/20		2/2/20		11/3/19		11/1/20		2/2/20		11/3/19
	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$6.4	$1.0	$21.4	$0.4	$21.3	$0.1	$11.3	$0.1	$1.2	$0.1	$3.3	$0.4
Interest rate swap agreements	—	—	0.1	—	0.2	0.1	5.6	2.0	5.5	0.4	4.9	1.8
Total contracts designated as cash flow hedges	6.4	1.0	21.5	0.4	21.5	0.2	16.9	2.1	6.7	0.5	8.2	2.2
Undesignated contracts:
Foreign currency forward exchange contracts	3.5	—	1.5	—	1.5	—	2.3	—	0.9	—	1.7	—
Total	$9.9	$1.0	$23.0	$0.4	$23.0	$0.2	$19.2	$2.1	$7.6	$0.5	$9.9	$2.2

The notional amount outstanding of foreign currency forward exchange contracts was $1,187.7 million at November 1, 2020. Such contracts expire principally between November 2020 and February 2022.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)

(In millions)
Thirteen Weeks Ended	11/1/20	11/3/19
Foreign currency forward exchange contracts (inventory purchases)	$13.1	$(23.4)
Interest rate swap agreements	0.3	(0.3)
Foreign currency borrowings (net investment hedges)	16.7	(3.1)
Total	$30.1	$(26.8)

Thirty-Nine Weeks Ended	11/1/20	11/3/19
Foreign currency forward exchange contracts (inventory purchases)	$(23.0)	$19.1
Interest rate swap agreements	(9.7)	(5.4)
Foreign currency borrowings (net investment hedges)	(76.2)	31.1
Total	$(108.9)	$44.8

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	11/1/20	11/3/19		11/1/20	11/3/19
Foreign currency forward exchange contracts (inventory purchases)	$5.3	$(2.3)	Cost of goods sold	$1,016.8	$1,181.5
Interest rate swap agreements	(3.3)	(0.6)	Interest expense	34.4	29.2
Total	$2.0	$(2.9)

Thirty-Nine Weeks Ended	11/1/20	11/3/19		11/1/20	11/3/19
Foreign currency forward exchange contracts (inventory purchases)	$8.4	$23.4	Cost of goods sold	$2,392.3	$3,317.7
Interest rate swap agreements	(7.9)	(0.4)	Interest expense	89.6	88.5
Total	$0.5	$23.0

A net loss in AOCL on foreign currency forward exchange contracts at November 1, 2020 of $2.0 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate swap agreements at November 1, 2020 of $5.6 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain (Loss) Recognized in Income (Expense)
Thirteen Weeks Ended	11/1/20	11/3/19
Foreign currency forward exchange contracts	$2.0	$—

Thirty-Nine Weeks Ended	11/1/20	11/3/19
Foreign currency forward exchange contracts	$(2.1)	$0.7

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of November 1, 2020.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	11/1/20				2/2/20				11/3/19
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$10.9	N/A	$10.9	N/A	$23.3	N/A	$23.3	N/A	$22.9	N/A	$22.9
Interest rate swap agreements	N/A	—	N/A	—	N/A	0.1	N/A	0.1	N/A	0.3	N/A	0.3
Total Assets	N/A	$10.9	N/A	$10.9	N/A	$23.4	N/A	$23.4	N/A	$23.2	N/A	$23.2

Liabilities:
Foreign currency forward exchange contracts	N/A	$13.7	N/A	$13.7	N/A	$2.2	N/A	$2.2	N/A	$5.4	N/A	$5.4
Interest rate swap agreements	N/A	7.6	N/A	7.6	N/A	5.9	N/A	5.9	N/A	6.7	N/A	6.7
Total Liabilities	N/A	$21.3	N/A	$21.3	N/A	$8.1	N/A	$8.1	N/A	$12.1	N/A	$12.1

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

The following tables show the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the thirty-nine weeks ended November 1, 2020 and November 3, 2019, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
11/1/20	Level 1	Level 2	Level 3
Property, plant and equipment, net	N/A	N/A	$1.1	$1.1	$23.2
Goodwill	N/A	N/A	652.6	652.6	879.0
Tradenames	N/A	N/A	48.7	48.7	47.2
Other intangible assets, net	N/A	N/A	—	—	7.3
Investments in unconsolidated affiliates	N/A	N/A	—	—	12.3

11/3/19
Operating lease right-of-use assets	N/A	N/A	18.2	18.2	77.9
Property, plant and equipment, net	N/A	N/A	—	—	11.4

Property, plant and equipment with a carrying amount of $17.1 million was written down to a fair value of $1.1 million during the thirty-nine weeks ended November 1, 2020, primarily as a result of the adverse impacts the COVID-19 pandemic has had, and is expected to continue to have, on the Company’s retail stores with lease terms expiring by the end of fiscal 2021 with no intention of renewal, including temporary store closures and reduced traffic and consumer spending trends. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Property, plant and equipment with a carrying amount of $7.2 million was written down to a fair value of zero during the thirty-nine weeks ended November 1, 2020 in connection with the planned exit from the Heritage Brands Retail business by mid-2021. Fair value of the Company’s Heritage Brands Retail business property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Goodwill with a carrying amount of $1,531.6 million was written down to a fair value of $652.6 million during the thirty-nine weeks ended November 1, 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Tradenames with a carrying amount of $95.9 million were written down to a fair value of $48.7 million during the thirty-nine weeks ended November 1, 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Other intangible assets with a carrying amount of $7.3 million were written down to a fair value of zero during the thirty-nine weeks ended November 1, 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

The Company’s equity method investment in Karl Lagerfeld with a carrying amount of $12.3 million was written down to a fair value of zero during the thirty-nine weeks ended November 1, 2020. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

The $969.0 million of impairment charges during the thirty-nine weeks ended November 1, 2020 were recorded in the Company’s Consolidated Statement of Operations, of which $933.5 million was included in goodwill and other intangible asset impairments, $23.2 million was included in SG&A expenses, and $12.3 million was included in equity in net income (loss) of unconsolidated affiliates. The $969.0 million of impairment charges were recorded to the Company’s segments as follows: $395.8 million in the Calvin Klein International segment, $293.1 million in the Calvin Klein North America segment, $249.6 million in the Heritage Brands Wholesale segment, $11.0 million in the Heritage Brands Retail segment, $4.1 million in the Tommy Hilfiger North America segment, $3.1 million in the Tommy Hilfiger International segment and $12.3 million was recorded in corporate expenses not allocated to any reportable segments.

Operating lease right-of-use assets with a carrying amount of $96.1 million were written down to a fair value of $18.2 million during the thirty-nine weeks ended November 3, 2019, primarily as a result of the closure during the first quarter of 2019 of the Company’s TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) and the closure during the first quarter of 2019 of the Company’s Calvin Klein flagship store on Madison Avenue in New York, New York in connection with the restructuring associated with the strategic changes for the Calvin Klein business announced in January 2019 (the “Calvin Klein restructuring”). Fair value of the operating lease right-of-use assets was determined based on the discounted cash flows of estimated sublease income using market participant assumptions.

Property, plant and equipment with a carrying amount of $11.4 million was written down to a fair value of zero during the thirty-nine weeks ended November 3, 2019, primarily in connection with the TH U.S. store closures, the closure of the Company’s CALVIN KLEIN 205 W39 NYC brand in connection with the Calvin Klein restructuring, and the financial performance in certain of the Company’s retail stores, including certain Calvin Klein stores affected by the realignment of the Calvin Klein creative direction globally. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

The $89.3 million of impairment charges during the thirty-nine weeks ended November 3, 2019 were included in SG&A expenses, of which $49.7 million was recorded in the Tommy Hilfiger North America segment, $33.9 million was recorded in the Calvin Klein North America segment, $5.6 million was recorded in the Calvin Klein International segment and $0.1 million was recorded in the Heritage Brands Retail segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	11/1/20		2/2/20		11/3/19
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,460.0	$1,460.0	$503.4	$503.4	$555.2	$555.2
Short-term borrowings	21.1	21.1	49.6	49.6	387.5	387.5
Long-term debt (including portion classified as current)	3,487.0	3,597.7	2,707.7	2,869.7	2,779.7	2,931.9

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
Through November 1, 2020, the Company has granted under the Plan (i) service-based stock options, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There was no restricted stock outstanding as of November 1, 2020.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares.

Net (loss) income for the thirty-nine weeks ended November 1, 2020 and November 3, 2019 included $36.6 million and $43.2 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $4.2 million and $5.1 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions during the thirty-nine weeks ended November 1, 2020 and November 3, 2019 were $2.3 million and $8.7 million, respectively. The tax benefits realized included discrete net excess tax (deficiencies) benefits of $(5.2) million and $0.9 million recognized in the Company’s provision for income taxes during the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirty-nine weeks ended November 1, 2020 and November 3, 2019 and the resulting weighted average grant date fair value per stock option:

	11/1/20	11/3/19
Weighted average risk-free interest rate	0.48%	2.15%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	45.08%	29.88%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$23.05	$37.14

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends are based on the Company’s anticipated common stock cash dividend rate; the dividend assumption for the stock options granted during the thirty-nine weeks ended November 1, 2020 was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment, as such suspension was viewed as temporary.

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Stock option activity for the thirty-nine weeks ended November 1, 2020 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 2, 2020	902	$109.25
Granted	250	54.39
Exercised	—	—
Cancelled	29	80.21
Outstanding at November 1, 2020	1,123	$97.78
Exercisable at November 1, 2020	692	$108.12

RSUs

RSUs granted to employees generally vest in four equal annual installments commencing one year after the date of grant, although the Company does make from time to time, and currently has outstanding, RSUs with different vesting schedules. Service-based RSUs granted to non-employee directors vest in full one year after the date of grant. The underlying RSU award agreements for employees generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the Plan). The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ vesting periods.

RSU activity for the thirty-nine weeks ended November 1, 2020 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2020	996	$117.28
Granted	1,005	56.76
Vested	335	115.35
Cancelled	106	103.31
Non-vested at November 1, 2020	1,560	$79.66

PSUs

Outstanding contingently issuable PSUs granted to certain of the Company’s senior executives are subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For awards granted in 2017, the three-year performance period ended during the first quarter of 2020 and holders of the awards did not earn any shares since the market conditions were not satisfied. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted was established for each grant on the grant date using the Monte Carlo simulation model.

The following summarizes the assumptions used to estimate the fair value of PSUs granted during the thirty-nine weeks ended November 1, 2020 and November 3, 2019 and the resulting weighted average grant date fair value per PSU:

	11/1/20	11/3/19
Weighted average risk-free interest rate	0.19%	2.13%
Weighted average Company volatility	51.86%	30.25%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$64.89	$119.46

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for the term corresponding to the three-year performance period. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the three-year performance period. Expected dividends are based on the Company’s anticipated common stock cash dividend rate; the dividend assumption for the PSUs granted during the thirty-nine weeks ended November 1, 2020 was not affected by the Company's suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment, as such suspension was viewed as temporary.

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For such awards, the weighted average grant date fair value was discounted 15.94% in 2020 and 6.20% in 2019 for the restriction of liquidity, which was calculated using the Chaffe model.

PSU activity for the thirty-nine weeks ended November 1, 2020 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 2, 2020	181	$119.63
Granted at target	132	64.89
Reduction due to market condition not satisfied	70	96.47
Vested	—	—
Cancelled	—	—
Non-vested at November 1, 2020	243	$96.67

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended November 1, 2020 and November 3, 2019:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 2, 2020	$(665.7)		$25.6	$(640.1)
Other comprehensive income (loss) before reclassifications	58.6	(1)(2)	(31.2)	27.4
Less: Amounts reclassified from AOCL	—		1.6	1.6
Other comprehensive income (loss)	58.6		(32.8)	25.8
Balance, November 1, 2020	$(607.1)		$(7.2)	$(614.3)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 3, 2019	$(537.6)		$29.7	$(507.9)
Other comprehensive (loss) income before reclassifications	(107.2)	(1)(3)	13.8	(93.4)
Less: Amounts reclassified from AOCL	—		21.3	21.3
Other comprehensive loss	(107.2)		(7.5)	(114.7)
Balance, November 3, 2019	$(644.8)		$22.2	$(622.6)

(1) Foreign currency translation adjustments included a net (loss) gain on net investment hedges of $(57.6) million and $23.6 million during the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively.

(2) Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

(3) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/1/20	11/3/19	11/1/20	11/3/19
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$5.3	$(2.3)	$8.4	$23.4	Cost of goods sold
Interest rate swap agreements	(3.3)	(0.6)	(7.9)	(0.4)	Interest expense
Less: Tax effect	(0.2)	0.2	(1.1)	1.7	Income tax expense (benefit)
Total, net of tax	$2.2	$(3.1)	$1.6	$21.3

15. STOCKHOLDERS’ EQUITY

Acquisition of Treasury Shares

The Company’s Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

The Company suspended share repurchases under the stock repurchase program beginning in mid-March 2020, following the purchase of 1.4 million shares in open market transactions for $110.7 million completed in the first quarter, in order to increase its cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on its business. Under the terms of the June 2020 Amendment, the Company is not permitted to make share repurchases during the relief period (as defined). Please see Note 9, “Debt,” for further discussion. The existing stock repurchase program remains authorized by the Board of Directors and the Company may resume share repurchases after the restrictions under the June 2020 Amendment lapse. As of November 1, 2020, the repurchased shares were held as treasury stock and $572.6 million of the authorization remained available for future share repurchases.

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

During the thirty-nine weeks ended November 3, 2019, the Company purchased 2.4 million shares of its common stock under the program in open market transactions for $223.3 million.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

Common Stock Dividends

The Company declared a $0.0375 per share dividend payable to its common stockholders of record as of March 4, 2020, in respect of which the Company made dividend payments totaling $2.7 million on March 31, 2020. The Company suspended its dividends following the payment of the $0.0375 per common share dividend on March 31, 2020 in order to increase its cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on its business. Under the terms of the June 2020 Amendment, the Company is not permitted to declare or pay dividends during the relief period. Please see Note 9, “Debt,” for further discussion. The Company declared four $0.0375 per share dividends payable to its common stockholders totaling $11.3 million during the thirty-nine weeks ended November 3, 2019.

16. EXIT ACTIVITY COSTS

Heritage Brands Retail Exit Costs

The Company announced on July 14, 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including the exit from its Heritage Brands Retail business, which consists of 162 stores in North America, by mid-2021. In connection with the planned exit from the Heritage Brands Retail business, the Company recorded pre-tax costs during the thirteen and thirty-nine weeks ended November 1, 2020 and expects to incur total costs as follows:

(In millions)	Total Costs Expected to be Incurred	Costs Incurred During the Thirteen Weeks Ended 11/1/20	Costs Incurred During the Thirty-Nine Weeks Ended 11/1/20	Cumulative Costs Incurred to Date
Severance, termination benefits and other employee costs	$17.0	$5.9	$9.7	$9.7
Long-lived asset impairments	7.2	—	7.2	7.2
Accelerated amortization of lease assets	15.8	2.8	4.1	4.1
Inventory markdowns	10.0	—	—	—
Total	$50.0	$8.7	$21.0	$21.0

The charges for severance, termination benefits and other employee costs, long-lived asset impairments and accelerated amortization of lease assets incurred during the thirty-nine weeks ended November 1, 2020 relate to SG&A expenses of the Heritage Brands Retail segment. The Company expects to incur total costs of approximately $50 million through the second quarter of 2021 in connection with the planned exit from the Heritage Brands Retail business. Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 12, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during the thirty-nine weeks ended November 1, 2020.

The liabilities at November 1, 2020 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/2/20	Costs Incurred During the Thirty-Nine Weeks Ended 11/1/20	Costs Paid During the Thirty-Nine Weeks Ended 11/1/20	Liability at 11/1/20
Severance, termination benefits and other employee costs	$—	9.7	0.5	9.2

North America Office Workforce Reduction

The Company also announced on July 14, 2020 a reduction in its office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions (the “North America workforce reduction”). In connection with the North America workforce reduction, the Company recorded pre-tax costs during the thirteen and thirty-nine weeks ended November 1, 2020 as shown in the following table. All expected costs related to the North America workforce reduction were incurred by November 1, 2020.

(In millions)	Costs Incurred During the Thirteen Weeks Ended 11/1/20	Costs Incurred During the Thirty-Nine Weeks Ended 11/1/20	Cumulative Costs Incurred to Date
Severance, termination benefits and other employee costs	$1.3	$39.7	$39.7

Of the costs incurred during the thirty-nine weeks ended November 1, 2020, $3.0 million relates to special termination benefits included in non-service related pension and postretirement income and $36.7 million relates to SG&A expenses. Please see Note 8, “Retirement and Benefit Plans,” for further discussion of the special termination benefits. Of the above charges incurred during the thirty-nine weeks ended November 1, 2020, $12.5 million relate to the Heritage Brands Wholesale segment, $10.9 million relate to the Tommy Hilfiger North America segment, $10.5 million relate to the Calvin Klein North America segment and $5.8 million relate to corporate expenses not allocated to any reportable segment. Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at November 1, 2020 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/2/20	Costs Incurred During the Thirty-Nine Weeks Ended 11/1/20	Costs Paid During the Thirty-Nine Weeks Ended 11/1/20	Liability at 11/1/20
Severance, termination benefits and other employee costs (1)	$—	$36.7	$17.9	$18.8

(1) The liability at November 1, 2020 excludes the $3.0 million of costs related to the special termination benefits, which are recorded in the pension benefit obligation in the Company’s Consolidated Balance Sheet as of November 1, 2020.

17. NET INCOME (LOSS) PER COMMON SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	11/1/20	11/3/19	11/1/20	11/3/19

Net income (loss) attributable to PVH Corp.	$69.8	$209.2	$(1,078.4)	$484.7

Weighted average common shares outstanding for basic net income (loss) per common share	71.1	73.9	71.2	74.6
Weighted average impact of dilutive securities	0.4	0.3	—	0.4
Total shares for diluted net income (loss) per common share	71.5	74.2	71.2	75.0

Basic net income (loss) per common share attributable to PVH Corp.	$0.98	$2.83	$(15.15)	$6.49

Diluted net income (loss) per common share attributable to PVH Corp.	$0.98	$2.82	$(15.15)	$6.46

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/1/20	11/3/19	11/1/20	11/3/19

Weighted average potentially dilutive securities	1.7	1.4	2.3	1.1

Diluted net loss per common share attributable to PVH Corp. for the thirty-nine weeks ended November 1, 2020 excluded all potentially dilutive securities because there was a net loss attributable to PVH Corp. for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of November 1, 2020 and November 3, 2019 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for the thirteen weeks ended November 1, 2020 and the thirteen and thirty-nine weeks ended November 3, 2019. The maximum number of potentially dilutive shares that could be issued upon vesting for these PSU awards was 0.4 million as of both November 1, 2020 and November 3, 2019. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash Investing and Financing Transactions

The Company completed the Australia acquisition in the second quarter of 2019. Omitted from the Company’s Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 3, 2019 was the following noncash acquisition consideration: (i) the issuance to key executives of Gazal and PVH Australia of approximately 6% of the outstanding shares in the subsidiary of the Company that acquired 100% of the ownership interests in the Australia business, for which the Company recognized a $26.2 million liability on the date of the acquisition and (ii) the elimination of a $2.2 million pre-acquisition receivable owed to the Company by PVH Australia. In connection with the acquisition, the Company also remeasured its previously held equity investments in Gazal and PVH Australia to fair value, resulting in noncash increases of $23.6 million and $89.5 million, respectively, to these equity investment balances. The Company settled in June 2020 a portion of the liability for the 6% interest issued to key executives of Gazal and PVH Australia under the conditions specified in the terms of the acquisition agreement. Please see Note 4, “Acquisitions and Divestitures,” for further discussion of the payment. The Company recorded an expense of $2.3 million during the thirty-nine weeks ended November 1, 2020 resulting from the remeasurement of the remaining liability to its redemption value as of November 1, 2020. The liability was $19.8 million as of November 1, 2020 based on exchange rates in effect on that date.

The Company recorded a loss of $1.7 million during the thirty-nine weeks ended November 3, 2019 to write-off previously capitalized debt issuance costs in connection with the refinancing of its senior credit facilities.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 3, 2019 was $3.2 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of November 3, 2019.

Lease Transactions

Supplemental cash flow information related to leases was as follows:

	Thirty-Nine Weeks Ended
(In millions)	11/1/20	11/3/19
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$292.3	$355.4
Operating cash flows from finance leases	0.3	0.4
Financing cash flows from finance leases	4.0	4.1
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	201.3	311.4
Right-of-use assets obtained in exchange for new finance lease liabilities	3.8	3.4

The Company has sought concessions from landlords for certain of its stores affected by temporary closures as a result of the COVID-19 pandemic in the form of rent deferrals or rent abatements. Consistent with updated guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2020, the Company elected to treat COVID-19 related rent concessions as though enforceable rights and obligations for those concessions existed in the original contract. As such, rent abatements negotiated with landlords are recorded as a reduction to variable lease expense included in SG&A expenses in the Company’s Consolidated Statements of Operations. The Company recorded $9.3 million and $40.9 million of rent abatements during the thirteen and thirty-nine weeks ended November 1, 2020, respectively. Rent deferrals have no impact to lease expense and amounts deferred and payable in future periods are included in the current portion of operating lease liabilities in the Company’s Consolidated Balance Sheet.

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

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe, Asia and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia (including the TH CSAP acquisition) and, since May 31, 2019, Australia, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated Tommy Hilfiger foreign affiliate in Brazil and the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in India relating to the affiliates’s Tommy Hilfiger business. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Tommy Hilfiger business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

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

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia, Brazil and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia, Brazil and since May 31, 2019, Australia, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Calvin Klein brand names for a broad array of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in India relating to the affiliate’s Calvin Klein business. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Calvin Klein business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, and mass market, off-price and independent retailers (in stores and online), as well as pure play digital commerce retailers in North America of (i) men’s dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD and ARROW; (iii) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; and (iv) men’s, women’s and children’s swimwear, pool and deck footwear, and swim-related products and accessories under the Speedo trademark until April 6, 2020 when the Company completed the sale of its Speedo North America business to Pentland. Please see Note 4, “Acquisitions and Divestitures,” for further discussion. This segment also derives revenue from Company operated digital commerce sites in the United States for True&Co., Van Heusen, IZOD and, until April 6, 2020, Speedo. In addition, since May 31, 2019, this segment derives revenue from the Heritage Brands business in Australia. As well, this segment includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Heritage Brands business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s Heritage Brands business. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Heritage Brands business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

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

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/1/20	(1)(2)	11/3/19	(1)	11/1/20	(1)(2)	11/3/19	(1)
Revenue – Tommy Hilfiger North America
Net sales	$249.7		$388.8		$604.9		$1,126.7
Royalty revenue	13.6		25.8		37.5		62.6
Advertising and other revenue	4.3		8.2		8.5		18.3
Total	267.6		422.8		650.9		1,207.6

Revenue – Tommy Hilfiger International
Net sales	806.9		803.7		1,851.0		2,145.4
Royalty revenue	10.5		12.3		27.5		37.9
Advertising and other revenue	4.8		5.1		10.6		15.3
Total	822.2		821.1		1,889.1		2,198.6

Revenue – Calvin Klein North America
Net sales	231.9		386.1		576.5		1,130.6
Royalty revenue	34.0		49.9		72.8		114.8
Advertising and other revenue	9.5		19.3		21.9		42.7
Total	275.4		455.3		671.2		1,288.1

Revenue – Calvin Klein International
Net sales	492.8		486.8		1,136.7		1,368.3
Royalty revenue	17.0		19.3		37.6		55.1
Advertising and other revenue	4.8		7.5		11.6		20.3
Total	514.6		513.6		1,185.9		1,443.7

Revenue – Heritage Brands Wholesale
Net sales	192.0		305.7		537.8		960.4
Royalty revenue	4.0		4.9		8.8		15.0
Advertising and other revenue	0.6		0.9		1.6		3.1
Total	196.6		311.5		548.2		978.5

Revenue – Heritage Brands Retail
Net sales	41.0		62.4		95.8		188.4
Royalty revenue	0.6		0.9		1.5		2.9
Advertising and other revenue	0.1		0.1		0.2		0.4
Total	41.7		63.4		97.5		191.7

Total Revenue
Net sales	2,014.3		2,433.5		4,802.7		6,919.8
Royalty revenue	79.7		113.1		185.7		288.3
Advertising and other revenue	24.1		41.1		54.4		100.1
Total	$2,118.1		$2,587.7		$5,042.8		$7,308.2

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Revenue was significantly negatively impacted by the COVID-19 pandemic, including as a result of reduced traffic and consumer spending trends, and temporary store closures for varying periods of time throughout the first quarter and into the second quarter of 2020. The Company’s wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in the Company’s revenue from these channels.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/1/20	11/3/19	11/1/20	11/3/19
Wholesale net sales	$1,117.9	$1,431.2	$2,611.7	$3,929.7
Retail net sales	896.4	1,002.3	2,191.0	2,990.1
Net sales	2,014.3	2,433.5	4,802.7	6,919.8

Royalty revenue	79.7	113.1	185.7	288.3
Advertising and other revenue	24.1	41.1	54.4	100.1
Total	$2,118.1	$2,587.7	$5,042.8	$7,308.2

The Company’s income (loss) before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/1/20	(1)(2)	11/3/19	(1)	11/1/20	(1)(2)	11/3/19	(1)
(Loss) Income before interest and taxes – Tommy Hilfiger North America	$(38.1)		$39.3		$(120.3)	(5)(8)	$72.9	(16)(18)

Income before interest and taxes – Tommy Hilfiger International	157.9		137.6	(12)	202.1	(8)	344.2	(13)

(Loss) Income before interest and taxes – Calvin Klein North America	(14.1)		64.6	(15)	(363.5)	(5)(8)(9)	77.3	(16)(14)

Income (Loss) before interest and taxes – Calvin Klein International	85.8		58.7	(12)(15)	(303.0)	(8)(9)	112.2	(16)(13)(14)

(Loss) Income before interest and taxes – Heritage Brands Wholesale	(2.3)	(4)	14.5	(12)	(296.9)	(5)(9)(10)	67.5	(13)

(Loss) Income before interest and taxes – Heritage Brands Retail	(23.8)	(6)	(0.8)		(72.2)	(7)(8)	3.3

Loss before interest and taxes – Corporate(3)	(43.3)		(44.4)		(144.2)	(5)(11)	(23.0)	(13)(17)

Income (Loss) before interest and taxes	$122.1		$269.5		$(1,098.0)		$654.4

(1) Income (Loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Income (Loss) before interest and taxes was significantly negatively impacted by the COVID-19 pandemic, including as a result of the unprecedented decline in revenue noted above. As well, (loss) income before interest and taxes for the thirty-nine weeks ended November 1, 2020 was significantly adversely impacted by $961.8 million of noncash impairment charges related to goodwill, tradenames, other intangible assets, store assets and an equity method investment resulting from the significant adverse impacts of the COVID-19 on the Company’s business.

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

(4) Loss before interest and taxes for the thirteen weeks ended November 1, 2020 included costs of $1.3 million incurred in connection with the North America workforce reduction, comprised of severance and other termination benefits. Please see Note 16, “Exit Activity Costs,” for further discussion.

(5) Loss before interest and taxes for the thirty-nine weeks ended November 1, 2020 included costs of $39.7 million incurred in connection with the North America workforce reduction, primarily consisting of severance. Such costs were included in the Company’s segments as follows: $12.5 million in Heritage Brands Wholesale, $10.9 million in Tommy Hilfiger North America, $10.5 million in Calvin Klein North America, and $5.8 million in corporate expenses not allocated to any reportable segments. Please see Note 16, “Exit Activity Costs,” for further discussion.

(6) Loss before interest and taxes for the thirteen weeks ended November 1, 2020 included costs of $8.7 million in connection with the planned exit of the Heritage Brands Retail business, consisting of severance and accelerated amortization of lease assets. Please see Note 16, “Exit Activity Costs,” for further discussion.

(7) Loss before interest and taxes for the thirty-nine weeks ended November 1, 2020 included costs of $21.0 million in connection with the planned exit of the Heritage Brands Retail business, consisting of severance, noncash asset impairments and accelerated amortization of lease assets. Please see Note 16, “Exit Activity Costs,” for further discussion.

(8) (Loss) Income before interest and taxes for the thirty-nine weeks ended November 1, 2020 included noncash impairment charges of $16.0 million related to the Company’s store assets. The $16.0 million of impairment charges were included in the Company’s segments as follows: $4.1 million in Tommy Hilfiger North America, $3.1 million in Tommy Hilfiger International, $3.2 million in Calvin Klein North America, $1.8 million in Calvin Klein International and $3.8 million in Heritage Brands Retail. Please see Note 12, “Fair Value Measurements,” for further discussion.

(9) Loss before interest and taxes for the thirty-nine weeks ended November 1, 2020 included noncash impairment charges of $933.5 million, primarily related to goodwill, tradenames and other intangible assets. The $933.5 million of impairment charges were included in the Company’s segments as follows: $289.9 million in Calvin Klein North America, $394.0 million in Calvin Klein International and $249.6 million in Heritage Brands Wholesale. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

(10) Loss before interest and taxes for the thirty-nine weeks ended November 1, 2020 included a net noncash loss of $3.1 million in connection with the sale of the Speedo North America business in April 2020. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

(11) Loss before interest and taxes for the thirty-nine weeks ended November 1, 2020 included a noncash impairment charge of $12.3 million related to the Company’s equity method investment in Karl Lagerfeld. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

(12) Income before interest and taxes for the thirteen weeks ended November 3, 2019 included costs of $8.6 million in connection with the Australia and TH CSAP acquisitions, primarily consisting of noncash valuation adjustments. Such costs were included in the Company’s segments as follows: $5.4 million in Tommy Hilfiger International, $2.4 million in Calvin Klein International and $0.8 million in Heritage Brands Wholesale. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

(13) Income (loss) before interest and taxes for the thirty-nine weeks ended November 3, 2019 included costs of $13.4 million in connection with the Australia and TH CSAP acquisitions, primarily consisting of noncash valuation adjustments, and one-time costs of $2.1 million recorded on the Company’s equity investments in Gazal and PVH Australia prior to the Australia acquisition closing. Such costs were included in the Company’s segments as follows: $7.9 million in Tommy Hilfiger International, $3.9 million in Calvin Klein International, $1.2 million in Heritage Brands Wholesale and $2.5 million in corporate expenses not allocated to any reportable segments. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

(14) Income before interest and taxes for the thirty-nine weeks ended November 3, 2019 included costs of $102.9 million incurred in connection with the Calvin Klein restructuring, primarily consisting of lease asset impairments, contract termination and other costs, and severance. Such costs were included in the Company’s segments as follows: $66.0 million in Calvin Klein North America and $36.9 million in Calvin Klein International. Please see Note 12, “Fair Value Measurements,” for further discussion of the lease asset impairments.

(15) Income before interest and taxes for the thirteen weeks ended November 3, 2019 included costs of $3.5 million incurred in connection with the Calvin Klein restructuring, primarily consisting of severance and contract termination and other costs. Such costs were included in the Company’s segments as follows: $0.9 million in Calvin Klein North America and $2.6 million in Calvin Klein International.

(16) Income before interest and taxes for the thirty-nine weeks ended November 3, 2019 included costs of $59.8 million in connection with agreements the Company entered into in the second quarter of 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses in order to consolidate the socks and hosiery businesses for all Company brands in the United States and Canada in a newly formed joint venture, and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. Such costs were included in the Company’s segments as follows: $7.5 million in Tommy Hilfiger North America, $25.5 million in Calvin Klein North America and $26.8 million in Calvin Klein International.

(17) Loss before interest and taxes for the thirty-nine weeks ended November 3, 2019 included a noncash gain of $113.1 million to write up the Company’s equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

(18) Income before interest and taxes for the thirty-nine weeks ended November 3, 2019 included costs of $54.9 million incurred in connection with the TH U.S. store closures, primarily consisting of noncash lease asset impairments. Please see Note 12, “Fair Value Measurements,” for further discussion.

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

20. GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of November 1, 2020 was approximately $18.7 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of November 1, 2020, February 2, 2020 and November 3, 2019.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of November 1, 2020 was approximately $5.5 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2022 and 2025. The liability for these guarantee obligations was immaterial as of November 1, 2020, February 2, 2020 and November 3, 2019.

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

The FASB issued in January 2017 an update to accounting guidance to simplify the test for goodwill impairment. The update eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of the goodwill impairment charge, if any, under the second step of the goodwill impairment test. Under the update, the goodwill impairment charge would be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The impairment charge recognized, if any, should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted the update in the first quarter of 2020 using a prospective approach and performed its annual and interim goodwill impairment assessments in accordance with the updated guidance. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Accounting Guidance Issued But Not Adopted as of November 1, 2020

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

22. OTHER COMMENTS

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received principal payments of $0.8 million and $0.4 million during the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively. The outstanding balance, including accrued interest, was $12.5 million, $13.4 million and $13.2 million as of November 1, 2020, February 2, 2020 and November 3, 2019, respectively, and was included in other assets (current and non-current) in the Company’s Consolidated Balance Sheets.

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended November 1, 2020 totaled $90.2 million and $248.3 million, respectively, and included costs of $6.8 million in the thirty-nine weeks ended November 1, 2020 related to the consolidation within the Company’s warehouse and distribution network in North America. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended November 3, 2019 totaled $91.0 million and $250.3 million, respectively.

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. The allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. As of November 1, 2020 and February 2, 2020, the allowance for credit losses on trade receivables was $76.8 million and $21.1 million, respectively. The $55.7 million increase in the allowance was primarily due to the evaluation of certain customer and licensee account balances in connection with changes in their financial condition and/or developments regarding their credit, including the adverse impacts of the COVID-19 pandemic.

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

Virtually all of our retail stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020 as a result of the pandemic. The majority of our retail stores had reopened by mid-June 2020 but have been operating on reduced hours and at reduced occupancy levels. Our retail stores in Europe and North America continue to face significant pressure as a result of the recent resurgence in COVID-19 cases there, including new temporary store closures in Europe beginning at the end of the third quarter and continuing into the fourth quarter of 2020. A total of approximately 40% of our retail stores in Europe were temporarily closed in November. Our brick and mortar wholesale customers and licensing partners also have experienced significant business disruptions as a result of the pandemic, with several of our North America wholesale customers filing for bankruptcy. Most of our wholesale customers’ stores had reopened the majority of their locations across all regions by mid-June. However, due to the significant levels of inventory that remained in their stores earlier in the year, as well as lower traffic and consumer demand, there has been a sharp reduction in shipments to these customers. Our digital channels, which have historically represented a less significant portion of our overall business, have experienced strong growth during the first nine months of the year across our traditional and pure play wholesale customers, as well as our own directly operated digital commerce businesses across all brand businesses and regions, and these favorable trends have continued into the fourth quarter.

The COVID-19 pandemic also has impacted some of our suppliers, including third-party manufacturers, logistics providers and other vendors. With some of our partners operating at reduced capacity, we continue to monitor for any potential delays or disruptions in our supply chain and will implement mitigation plans if needed.

Throughout the pandemic, our top priority has been to ensure the health and safety of our associates, consumers and employees of our business partners around the world. Accordingly, we have implemented health and safety measures to support high standards in our retail stores, office and distribution centers, including temporary closures, reduced occupancy levels, and social distancing and sanitization measures, as well as changes to fitting room use in our stores. We have incurred and expect to continue to incur additional costs in 2020 associated with these measures.

We took the following actions starting in March 2020, some of which are ongoing, to reduce our operating expenses in response to the pandemic: (i) reducing payroll costs, including temporary furloughs, salary and incentive compensation reductions, decreased working hours, and hiring freezes, as well as taking advantage of COVID-related government payroll subsidy programs primarily in international jurisdictions, (ii) eliminating or reducing expenses in all discretionary spending categories and (iii) reducing rent expense through rent abatements negotiated with landlords for certain stores affected by temporary closures. In addition, we announced in July 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape, including (i) a reduction in our North America office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions, which is expected to result in annual cost savings of approximately $80 million, and (ii) the exit from our Heritage Brands Retail business by mid-2021.

We also have taken actions to preserve liquidity and strengthen our financial flexibility. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

The impacts of the COVID-19 pandemic resulted in an unprecedented decline in our revenue and earnings during the first nine months of 2020, including $962 million of pre-tax noncash impairment charges, primarily related to goodwill, as well as increases in our inventory and inventory-related reserves and our accounts receivable reserves of $68 million and $56 million, respectively. While there is significant uncertainty about the duration and extent of the impact of the pandemic, we expect the pandemic will continue to have a significant negative impact on our revenue and net income in the fourth quarter of 2020.

Operations Overview

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) approximately 1,810 Company-operated free-standing retail store locations worldwide under our TOMMY HILFIGER, Calvin Klein and certain of our heritage brands trademarks, (b) approximately 1,520 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites in over 30 countries under our TOMMY HILFIGER and Calvin Klein trademarks and in the United States through our directly operated digital commerce sites for True&Co., Van Heusen, IZOD and, until April 6, 2020, Speedo. We announced in July 2020 a plan to exit our Heritage Brands Retail business, which will result in the closing of approximately 160 Company-operated retail stores by mid-2021. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

We have entered into the following transactions, which impact our results of operations and comparability among the periods, including our full year 2020 expectations as compared to full year 2019, as discussed in the section entitled “Results of Operations” below:

•We announced on July 14, 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape including (i) a reduction in our office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions (the “North America workforce reduction”), which is expected to result in annual cost savings of approximately $80 million, and (ii) the exit from our Heritage Brands Retail business by mid-2021. We recorded pre-tax costs of $61 million during the thirty-nine weeks ended November 1, 2020, including (i) $40 million related to the North America workforce reduction, primarily consisting of severance, and (ii) $21 million in connection with the planned exit from the Heritage Brands Retail business, consisting of $10 million of severance costs, $7 million of noncash asset impairments and $4 million of accelerated amortization of lease assets. We expect to incur additional pre-tax costs of approximately $29 million in connection with the planned exit from our Heritage Brands Retail business, primarily consisting of severance, accelerated amortization of lease assets and inventory markdowns, of which $9 million is expected to be incurred in the fourth quarter of 2020 and $20 million is expected to be incurred in 2021. Please see Note 16, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We entered into a definitive agreement on January 9, 2020 to sell our Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand, and completed the sale of the business on April 6, 2020 for net proceeds of $169 million (the “Speedo transaction”). Upon the closing of the transaction, we deconsolidated the net assets of the Speedo North America business. We recorded a pre-tax noncash loss of $142 million in the fourth quarter of 2019 in connection with the then-pending Speedo transaction consisting of (i) a noncash impairment of our perpetual license right for the Speedo trademark and (ii) a noncash loss to reduce the carrying value of the business to its estimated fair value, less costs to sell. We recorded an additional pre-tax noncash loss of $3 million in the first quarter of 2020 upon the closing of the transaction, consisting of (i) a $6 million noncash loss resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020, partially offset by (ii) a $3 million gain on our retirement plans. The net proceeds from the sale are subject to a final working capital adjustment based on the terms of the agreement and, as such, the pre-tax noncash loss recorded in connection with the transaction may be subject to remeasurement in a future period. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We entered into agreements on July 3, 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses (the “Socks and Hosiery transaction”) in order to consolidate the socks and hosiery businesses for all of our brands in the United States and Canada in a newly formed joint venture, PVH Legwear LLC (“PVH Legwear”), in which we own a 49% economic interest, and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. PVH Legwear was formed with a wholly owned subsidiary of our former Heritage Brands socks and hosiery licensee, and has licensed from us since December 2019 the rights to distribute and sell TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s socks and hosiery in the United States and Canada. We recorded a pre-tax charge of $60 million during the thirty-nine weeks ended November 3, 2019 in connection with these agreements.

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

In connection with the Australia and TH CSAP acquisitions, we recorded an aggregate net pre-tax gain of $83 million during 2019, including (i) a noncash gain of $113 million to write up our existing equity investments in Gazal and PVH Australia to fair value, partially offset by (ii) $21 million of costs, primarily consisting of noncash valuation adjustments and one-time expenses recorded on our equity investments in Gazal and PVH Australia prior to the Australia acquisition closing, and (iii) a $9 million expense recorded in interest expense resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition. Of the $83 million aggregate net pre-tax gain that was recorded during 2019, $95 million was recorded during the thirty-nine weeks ended November 3, 2019. We recorded a pre-tax expense of $2 million in the thirty-nine weeks ended November 1, 2020 in interest expense resulting from the remeasurement of the mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

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

•We announced on January 10, 2019 a restructuring in connection with strategic changes for our Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes included (i) the closure of the CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), (ii) the closure of the flagship store on Madison Avenue in New York, New York, (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. All costs related to this restructuring were incurred by the end of the third quarter 2019. We recorded pre-tax costs of $103 million during 2019 in connection with the Calvin Klein restructuring, consisting of a $30 million noncash lease asset impairment resulting from the closure of the flagship store on Madison Avenue in New York, New York, $26 million of contract termination and other costs, $26 million of severance, $13 million of inventory markdowns and $9 million of other noncash asset impairments.

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

Retail comparable store sales refer to sales from Company-operated retail stores that have been open and operated by us for at least 12 months, as well as sales from Company-operated digital commerce sites for those businesses and regions that have operated the related digital commerce site for at least 12 months. Sales from retail stores and Company-operated digital commerce sites that are shut down during the year are excluded from the calculation of retail comparable store sales. Sales for retail stores that are relocated, materially altered in size or closed for a prolonged period of time and sales from Company-operated digital commerce sites that are materially altered are also excluded from the calculation of retail comparable store sales until such stores or sites have been in their new location or in their newly renovated state, as applicable, for at least 12 months. Retail comparable store sales are based on local currencies and comparable weeks. Due to the extensive temporary store closures resulting from the COVID-19 pandemic, retail comparable store sales are not reported for the thirteen and thirty-nine weeks ended November 1, 2020, as we do not believe this metric is currently meaningful.

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

Due to the above seasonal factors, as well as the COVID-19 pandemic, our results of operations for the thirty-nine weeks ended November 1, 2020 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended November 1, 2020 Compared With Thirteen Weeks Ended November 3, 2019

Total Revenue

Total revenue in the third quarter of 2020 was $2.118 billion as compared to $2.588 billion in the third quarter of the prior year. The decrease in revenue of $470 million, or 18%, was due to the impacts of the COVID-19 pandemic on our business and included the aggregate effect of the following items:

•The reduction of an aggregate $154 million of revenue, or a 12% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a positive impact of $49 million, or 4%, related to foreign currency translation. Tommy Hilfiger International segment revenue was flat (including a 6% positive foreign currency impact). The business in China continued to achieve positive year over year results. Revenue in our Tommy Hilfiger North America segment decreased 37%.

•The reduction of an aggregate $179 million of revenue, or an 18% decrease compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a positive impact of $23 million, or 2%, related to foreign currency translation. Calvin Klein International segment revenue was flat (including a 4% positive foreign currency impact). The business in China continued to achieve positive year over year results. Revenue in our Calvin Klein North America segment decreased 39%.

•The reduction of an aggregate $137 million of revenue, or a 36% decrease compared to the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, which included a 7% decline resulting from the April 2020 sale of the Speedo North America business.

Our revenue in the third quarter of 2020 reflected a 22% decline in revenue through our wholesale distribution channel and an 11% decline in revenue through our direct to consumer retail distribution channel, which included a 70% increase in sales through our directly operated digital commerce businesses driven by strong growth across all brand businesses and regions.

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

Gross profit in the third quarter of 2020 was $1.101 billion, or 52.0% of total revenue, as compared to $1.406 billion, or 54.3% of total revenue, in the third quarter of the prior year. The 230 basis point decrease was primarily driven by (i) increased promotional selling and inventory liquidation primarily in North America as a result of the impact of the pandemic on the business and in conjunction with the planned exit from the Heritage Brands Retail business and (ii) the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold, partially offset by (iii) the impact of a favorable change in revenue mix of our International and North America segments, as our International segments revenue is a larger proportion and generally carry higher gross margins.

SG&A Expenses

SG&A expenses in the third quarter of 2020 were $987 million, or 46.6% of total revenue, as compared to $1.142 billion, or 44.1% of total revenue, in the third quarter of the prior year. The 250 basis point increase was principally attributable to (i) the deleveraging of expenses driven by the significant decline in revenue resulting from the COVID-19 pandemic, (ii) costs incurred in connection with the planned exit from our Heritage Brands Retail business, (iii) additional expenses associated with pandemic-related health and safety measures and (iv) the impact of the change in revenue mix of our International and North America segments, as our International segments revenue is a larger proportion and these segments generally carry higher SG&A expenses as percentages of total revenue. These increases were partially offset by (i) reductions in all discretionary spending categories, (ii) cost savings resulting from the North America workforce reduction and (iii) pandemic-related government payroll subsidy programs in international jurisdictions, as well as rent abatements negotiated with certain of our landlords.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the third quarter of 2020 was $4 million as compared to $2 million in the third quarter of the prior year. Please see Note 8, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $4 million in the third quarter of 2020 as compared to $3 million in the third quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY

HILFIGER, Calvin Klein, Warner’s, Olga and Speedo brands in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India (our two prior joint ventures in India merged in the third quarter of 2020), (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada that began operations in December 2019. Also included in the prior year period was our share of the income from our investment in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of our investment in Karl Lagerfeld.

Our investments in the joint ventures are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

Interest Expense, Net

Interest expense, net increased to $34 million in the third quarter of 2020 from $28 million in the third quarter of the prior year primarily due to (i) the issuance in April 2020 of an additional €175 million principal amount of 3 5/8% senior notes due 2024 and in July 2020 of $500 million principal amount of 4 5/8% senior notes due 2025, partially offset by (ii) lower interest rates on our senior unsecured credit facilities as compared to the prior year. Also included in interest expense, net in the third quarters of 2020 and 2019 were expenses of $1 million and $3 million, respectively, resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

Income Taxes

The effective income tax rate for the third quarter of 2020 was 21.6% compared to 13.6% in the third quarter of the prior year. The effective income tax rate for the third quarter of 2020 reflected a $19 million income tax expense recorded on $89 million of pre-tax income. The effective income tax rate for the third quarter of 2019 reflected a $33 million income tax expense recorded on $242 million of pre-tax income.

Our effective income tax rate for the third quarter of 2020 was relatively flat as compared to the United States statutory income tax rate and reflected (i) the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a decrease to our effective income tax rate of 27.7%, offset by (ii) the impact of the $879 million of pre-tax goodwill impairment charges recorded during the first quarter of 2020, which were mostly non-deductible for tax purposes and factored into our annualized effective income tax rate, and resulted in a 6.3% increase to our effective income tax rate, (iii) the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and (iv) the mix of foreign and domestic pre-tax results.

Our effective income tax rate for the third quarter of 2019 was lower than the United States statutory income tax rate primarily due to (i) the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a decrease to our effective income tax rate of 13.7%, partially offset by (ii) the tax effects of GILTI, which more than offset the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

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

The net loss attributable to the redeemable non-controlling interest (“RNCI”) in PVH Ethiopia was immaterial in the third quarters of 2020 and 2019. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Thirty-Nine Weeks Ended November 1, 2020 Compared With Thirty-Nine Weeks Ended November 3, 2019

Total Revenue

Total revenue in the thirty-nine weeks ended November 1, 2020 was $5.043 billion as compared to $7.308 billion in the thirty-nine week period of the prior year. The decrease in revenue of $2.265 billion, or 31%, was due to the impacts of the COVID-19 pandemic on our business and included the aggregate effect of the following items:

•The reduction of an aggregate $866 million of revenue, or a 25% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments. Tommy Hilfiger International segment revenue decreased 14%. Revenue in our Tommy Hilfiger North America segment decreased 46%.

•The reduction of an aggregate $875 million of revenue, or a 32% decrease compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments. Calvin Klein International segment revenue decreased 18%. Revenue in our Calvin Klein North America segment decreased 48%.

•The reduction of an aggregate $525 million of revenue, or a 45% decrease compared to the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, which included an 11% decline resulting from the April 2020 sale of the Speedo North America business.

Our revenue in the thirty-nine weeks ended November 1, 2020 reflected a 34% decline in revenue through our wholesale distribution channel and a 27% decline in revenue through our direct to consumer retail distribution channel, which included a 70% increase in sales through our directly operated digital commerce businesses driven by strong growth across all brand businesses and regions.

There is significant uncertainty with respect to the impacts for the remainder of 2020 of the COVID-19 pandemic on our business and the businesses of our licensees and other business partners. We currently expect that revenue for the full year 2020 will decrease significantly as compared to 2019, including the 31% decline in revenue in the thirty-nine weeks ended November 1, 2020 and an expected decline in revenue of approximately 20% in the fourth quarter of 2020, primarily due to the continued negative impacts to our businesses caused by the pandemic. The revenue decline for the fourth quarter of 2020 includes the projected impact of the recent resurgence in COVID-19 cases throughout Europe and North America, the extent and severity of which remains uncertain. The revenue decline for the full year 2020 also includes an expected decrease of approximately $200 million due to the aggregate net effect of (i) reductions resulting from the Speedo transaction, which closed on April 6, 2020, and the G-III license, which commenced in 2019, partially offset by (ii) an addition of revenue resulting from the Australia and TH CSAP acquisitions, which closed in the second quarter of 2019.

Gross Profit

Gross profit in the thirty-nine weeks ended November 1, 2020 was $2.651 billion, or 52.6% of total revenue, as compared to $3.990 billion, or 54.6% of total revenue, in the thirty-nine week period of the prior year. The 200 basis point decrease was primarily driven by (i) increased promotional selling and inventory liquidation as a result of the impact of the COVID-19 pandemic on the business and (ii) the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold, partially offset by (iii) the impact of a favorable change in revenue mix of our International and North America segments, as our International segments revenue is a larger proportion and generally carry higher gross margins.

There is significant uncertainty with respect to the impacts for the remainder of 2020 of the COVID-19 pandemic on our business and the businesses of our licensees and other business partners. We currently expect that gross margin for the full year 2020 will decrease as compared to 2019, with gross margin in the fourth quarter of 2020 expected to be relatively flat compared to gross margin of 53.7% in the fourth quarter of 2019. The expected decline in full year 2020 gross margin is primarily due to (i) the need for increased promotional selling and inventory liquidation as a result of the impact of the pandemic and (ii) the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold, partially offset by (iii) the impact of a favorable change in revenue mix of our International and North America segments, as our International segments revenue is a larger proportion and generally carry higher gross margins.

SG&A Expenses

SG&A expenses in the thirty-nine weeks ended November 1, 2020 were $2.809 billion, or 55.7% of total revenue, as compared to $3.458 billion, or 47.3% of total revenue, in the thirty-nine week period of the prior year. The significant basis point increase was principally attributable to (i) the deleveraging of expenses driven by the significant decline in revenue resulting from the COVID-19 pandemic, (ii) the pre-tax noncash impairments of our store assets resulting from the impacts of the pandemic on our business, (iii) costs incurred in connection with the planned exit from our Heritage Brands Retail business, (iv) the net impact of the North America workforce reduction, (v) additional accounts receivable reserves recorded as a result of the pandemic, (vi) additional expenses associated with pandemic-related health and safety measures and (vii) the impact of the change in revenue mix of our International and North America segments, as our International segments revenue is a larger proportion and generally carry higher SG&A expenses as percentages of total revenue. These increases were partially offset by (i) a reduction in expenses as a result of the cost savings initiatives we implemented in April 2020, including temporary furloughs, salary and incentive compensation reductions, and lower discretionary spending, (ii) pandemic-related government payroll subsidy programs primarily in international jurisdictions, as well as rent abatements negotiated with certain of our landlords, and (iii) the absence in 2020 of costs that were incurred in the thirty-nine weeks ended November 3, 2019 in connection with the Calvin Klein restructuring, the Socks and Hosiery transaction and the TH U.S store closures.

There is significant uncertainty with respect to the impacts of the COVID-19 pandemic on our business for the remainder of 2020 and our SG&A expenses may be subject to significant material change. We currently expect our SG&A expenses in the fourth quarter of 2020 will be lower as compared to 2019 primarily as a result of (i) a reduction of expenses in all discretionary spending categories and (ii) cost savings resulting from the North America workforce reduction, partially offset by (iii) costs incurred in connection with the planned exit from our Heritage Brands Retail business. However, we expect our SG&A expenses as a percentage of total revenue for the fourth quarter of 2020 will increase significantly as compared to 2019 primarily due to a deleveraging of expenses driven by the expected decline in revenue resulting from the COVID-19 pandemic.

Goodwill and Other Intangible Asset Impairments

We recorded noncash impairment charges of $933 million during the thirty-nine weeks ended November 1, 2020 resulting from the impacts of the COVID-19 pandemic on our business, including $879 million related to goodwill and $54 million related to other intangible assets, primarily our ARROW and Geoffrey Beene tradenames. The impairments resulted from interim impairment assessments of our goodwill and other intangible assets, which we were required to perform in the first quarter of 2020 due to the adverse impacts of the pandemic on our current and estimated future business results and cash flows, as well as the significant decrease in our market capitalization as a result of a sustained decline in our common stock price. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the thirty-nine weeks ended November 1, 2020 was $8 million as compared to $6 million in the thirty-nine week period of the prior year.

Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for the full year 2020 will be approximately $11 million. However, our expectation of 2020 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets due, in part, to the impact of the COVID-19 pandemic, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2020. We may incur a significant actuarial gain or loss in 2020 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference in the actual and expected return on plan assets. Our actual 2020 non-service related pension and postretirement income (cost) may be significantly different than our projections. Non-service related pension and postretirement (cost) was $(90) million in 2019, and included a $98 million actuarial loss on our retirement plans recorded in the fourth quarter.

Debt Modification and Extinguishment Costs

We incurred costs totaling $5 million during the thirty-nine weeks ended November 3, 2019 in connection with the refinancing of our senior credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

Other Noncash Loss (Gain)

We recorded a noncash loss of $3 million during the thirty-nine weeks ended November 1, 2020 in connection with the Speedo transaction. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Equity in Net Income (Loss) of Unconsolidated Affiliates

The equity in net (loss) income of unconsolidated affiliates was a $(10) million loss in the thirty-nine weeks ended November 1, 2020 as compared to $8 million of income in the thirty-nine week period of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and Speedo brands in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India (our two prior joint ventures in India merged in the third quarter of 2020), (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada that began operations in December 2019, (v) PVH Australia (prior to acquiring it on May 31, 2019 through the Australia acquisition) and (vi) our investments in Gazal (prior to acquiring it on May 31, 2019 through the Australia acquisition) and Karl Lagerfeld (prior to its impairment in the first quarter of 2020). Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of our investment in Karl Lagerfeld. The equity in net (loss) income for the thirty-nine weeks ended November 1, 2020 decreased as compared to the prior year period primarily due to (i) a $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld recorded in the first quarter of 2020 resulting from the impacts of the COVID-19 pandemic on its business, and (ii) a reduction in income on our investments due to the negative impacts of the COVID-19 pandemic on our unconsolidated affiliates’ businesses, partially offset by (iii) income on our investment in PVH Legwear in 2020. Our investments in the continuing joint ventures are being accounted for under the equity method of accounting. Subsequent to the closing of the Australia acquisition, we began to consolidate the operations of Gazal and PVH Australia into our financial statements. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

Interest Expense, Net

Interest expense, net increased to $87 million in the thirty-nine weeks ended November 1, 2020 from $85 million in the thirty-nine week period of the prior year primarily due to (i) the issuance in April 2020 of an additional €175 million principal amount of 3 5/8% senior notes due 2024 and in July 2020 of $500 million principal amount of 4 5/8% senior notes due 2025, partially offset by (ii) lower interest rates on our senior unsecured credit facilities as compared to the prior year period. Also included in interest expense, net in the thirty-nine weeks ended November 1, 2020 and November 3, 2019 were expenses of $2 million and $3 million, respectively, resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

We currently expect that interest expense, net for the fourth quarter, as well as the full year 2020 will be relatively flat as compared to 2019 primarily due to (i) the issuance in April 2020 of an additional €175 million principal amount of 3 5/8% senior notes due 2024 and in July 2020 of $500 million principal amount of 4 5/8% senior notes due 2025, mostly offset by (ii) lower interest rates on our senior unsecured credit facilities as compared to the prior year and (iii) an expected decrease in the expense recorded on the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

Income Taxes

The effective income tax rate for the thirty-nine weeks ended November 1, 2020 was 8.9% compared to 15.1% in the thirty-nine week period of the prior year. The effective income tax rate for the thirty-nine weeks ended November 1, 2020 reflected a

$(105) million income tax benefit recorded on $(1.185) billion of pre-tax losses. The effective income tax rate for the thirty-nine weeks ended November 3, 2019 reflected an $86 million income tax expense recorded on $570 million of pre-tax income.

Our effective income tax benefit rate for the thirty-nine weeks ended November 1, 2020 was lower than the United States statutory income tax rate primarily due to (i) the impact of the $879 million of pre-tax goodwill impairment charges, which were mostly non-deductible and factored into our annualized effective income tax rate, and resulted in a 13.3% decrease to our effective income tax rate, (ii) the tax effects of GILTI and (iii) the mix of foreign and domestic pre-tax results, partially offset by (iv) the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in an increase to our effective income tax rate of 2.0%.

Our effective income tax rate for the thirty-nine weeks ended November 3, 2019 was lower than the United States statutory income tax rate primarily due to (i) the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a benefit to our effective income tax rate of 4.5%, and (ii) the favorable impact of a tax exemption on the noncash gain recorded to write up our existing equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition, which resulted in a benefit to our effective tax rate of 3.7%, partially offset by (iii) the tax effects of GILTI, which more than offset the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which includes various income tax provisions aimed at providing economic relief. We currently expect a slight favorable cash flow impact in 2020 as a result of the deferral of income tax payments under the CARES Act. We also considered the significant adverse impact of the pandemic on our business in assessing the realizability of our deferred tax assets. Based on this assessment, we determined that no additional valuation allowances were needed against our deferred tax assets. However, we will continue to monitor the impacts on our ability to realize our deferred tax assets.

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings are in international jurisdictions, particularly the Netherlands and Hong Kong, where income tax rates, coupled with special rates levied on income from certain of our jurisdictional activities, are lower than the United States statutory income tax rate.

Given the uncertainty with respect to the impacts of the COVID-19 pandemic on our business and results of operations, we have not provided an estimate of our effective income tax rate for the fourth quarter or full year 2020.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions and new regulations, as well as audits by tax authorities and the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

RNCI

The net loss attributable to the RNCI was immaterial in the thirty-nine weeks ended November 1, 2020 and November 3, 2019. We currently expect that the net loss attributable to the RNCI for the full year 2020 will be immaterial. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Update

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our business, results of operations, financial condition and cash flows in 2020. While there is significant uncertainty about the duration and extent of the impacts of the pandemic, we expect the pandemic will continue to have a negative impact on our cash flows from operations in the fourth quarter of 2020, resulting from a loss of revenue and earnings. Given the unprecedented impacts of the pandemic on our business, we have taken the following actions to strengthen our financial position:

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
•Focused management of our working capital, with particular focus on inventories, including reducing and cancelling inventory commitments, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as extending payment terms with our suppliers.
•Reduced expected capital expenditures for the full year 2020 to approximately $200 million from $345 million in 2019.

We ended the third quarter of 2020 with $1.5 billion of cash on hand and approximately $1.5 billion of borrowing capacity available under our various debt facilities. We believe that we have taken appropriate actions to manage through the uncertainty related to the COVID-19 pandemic and are continuously reevaluating all aspects of our spending and cash flow generation as the situation evolves.

Cash Flow Summary

Cash and cash equivalents at November 1, 2020 was $1.460 billion, an increase of $957 million from the amount at February 2, 2020 of $503 million. The change in cash and cash equivalents included the impact of (i) $111 million of common stock repurchases under the stock repurchase program (with no further repurchases for the remainder of 2020), (ii) $169 million of net proceeds in connection with the Speedo transaction, (iii) $186 million of net proceeds from the issuance of an additional €175 million principal amount of 3 5/8% senior notes due 2024 and (iv) $494 million of net proceeds from the issuance of $500 million principal amount of 4 5/8% senior notes due 2025. Cash flow for the full year 2020 will be impacted by various factors in addition to those noted above and below in this “Liquidity and Capital Resources” section.

As of November 1, 2020, approximately $889 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities of $427 million in the thirty-nine weeks ended November 1, 2020 was relatively flat as compared to the prior year period, as the significant decrease in net (loss) income as adjusted for noncash charges was mostly offset by a favorable change in our working capital, including favorable changes in (i) trade receivables, primarily driven by a decline in our wholesale revenue, as well as an increase in our reserves due to the impact on us of the COVID-19 pandemic, (ii) inventories, primarily due to focused management of our inventory, including reducing and cancelling inventory commitments and increased promotional selling, and (iii) accounts payable, primarily due to extended vendor payment terms. Our cash flows from operations in the thirty-nine weeks ended November 1, 2020 was significantly impacted by widespread temporary store closures and other significant adverse impacts of the COVID-19 pandemic. In an effort to mitigate the impacts of the pandemic and preserve liquidity, we have been and continue to be focused on working capital management, in particular tightly managing inventories, including reducing and cancelling inventory commitments, increasing promotional selling, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as extending payment terms with our suppliers.

Supply Chain Finance Program

We have a voluntary supply chain finance program (the “SCF program”) that provides our inventory suppliers with the opportunity to sell their receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The SCF program is administered through third party platforms that allow participating suppliers to track payments from us, and sell their receivables due from us to financial institutions. We are not a party to the agreements between the suppliers and the financial institutions and have no economic interest in a supplier’s decision to sell a receivable. Our payment obligations, including the amounts due and payment terms, are not impacted by suppliers’ participation in the SCF program.

Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets and payments made under the SCF program are reflected in cash flows from operating activities in our consolidated statements of cash flows. We have been informed by the third party administrators of the SCF program that, as of November 1, 2020, suppliers had elected to sell approximately $325 million of our outstanding payment obligations to financial institutions, and approximately $435 million had been settled through the program during the thirty-nine weeks ended November 1, 2020.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended November 1, 2020 were $159 million compared to $233 million in the thirty-nine weeks ended November 3, 2019. We currently expect capital expenditures for the full year 2020 will decrease to approximately $200 million from $345 million in 2019, as we have been tightly managing our spending to preserve liquidity in response to the impacts of the COVID-19 pandemic on our business, and including only certain minimum required expenditures in our retail stores and expenditures for projects currently in progress, primarily related to (i) investments to support the multi-year upgrade of our platforms and systems worldwide and (ii) enhancements to our warehouse and distribution network.

Investments in Unconsolidated Affiliates

We made a payment of $2 million in each of the thirty-nine weeks ended November 1, 2020 and November 3, 2019 to our PVH Legwear joint venture to contribute our share of the joint venture funding. These payments are included in our net cash provided (used) by investing activities in our Consolidated Statements of Cash Flows for the respective period. We currently do not expect to make any further payments to contribute our share of our joint ventures funding during the remainder of 2020.

We received dividends of $14 million from our investments in unconsolidated affiliates during the thirty-nine weeks ended November 3, 2019. These dividends are included in our net cash provided by operating activities in our Consolidated Statement of Cash Flows for the period.

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

The liability for the mandatorily redeemable non-controlling interest was $20 million as of November 1, 2020 based on exchange rates in effect on that date, which related to the tranche 2 shares and was included in accrued expenses in our Consolidated Balance Sheet. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Dividends

Dividends on common stock totaled $3 million in the thirty-nine weeks ended November 1, 2020 as compared to $11 million in the thirty-nine weeks ended November 3, 2019.

We suspended our dividends following the payment of a $0.0375 per common share dividend on March 31, 2020 in order to increase our cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on our business. Under the terms of the June 2020 Amendment, we are not permitted to declare or pay dividends during the relief period (as defined below). Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion.

Acquisition of Treasury Shares

Our Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

We suspended share repurchases under the stock repurchase program beginning in mid-March 2020, following the purchase of 1.4 million shares in open market transactions for $111 million completed in the first quarter, in order to increase our cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on our business. Under the terms of the June 2020 Amendment, we are not permitted to make share repurchases during the relief period. Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion. The existing stock repurchase program remains authorized by the Board of Directors and we may resume share repurchases after the restrictions under the June 2020 Amendment lapse.

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

During the thirty-nine weeks ended November 3, 2019, we purchased 2.4 million shares of our common stock under the program in open market transactions for $223 million. Purchases of $3 million were accrued for in the Consolidated Balance Sheet as of November 3, 2019. Purchases of $500,000 that were accrued for in the Consolidated Balance Sheet as of February 2, 2020 were paid in the first quarter of 2020. As of November 1, 2020, the repurchased shares were held as treasury stock and $573 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	11/1/20	2/2/20	11/3/19
Short-term borrowings	$21	$50	$387
Current portion of long-term debt	23	14	41
Finance lease obligations	15	15	16
Long-term debt	3,464	2,694	2,738
Stockholders’ equity	4,676	5,811	5,985

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2019 Senior Unsecured Credit Facilities.” We had no borrowings outstanding under these facilities as of November 1, 2020. The maximum amount of revolving borrowings temporarily outstanding under these facilities during the thirty-nine weeks ended November 1, 2020 was $746 million.

We also have the ability to draw revolving borrowings under our 364-day unsecured revolving credit facility discussed below in the section entitled “2020 Unsecured Revolving Credit Facility.” We had no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 1, 2020.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $236 million based on exchange rates in effect on November 1, 2020 and are utilized primarily to fund working capital needs. We had $21 million outstanding under these facilities as of November 1, 2020. The weighted average interest rate on funds borrowed as of November 1, 2020 was 1.23%. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended November 1, 2020 was $97 million.

Commercial Paper

We have the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of November 1, 2020. The maximum amount of borrowings temporarily outstanding under the program during the thirty-nine weeks ended November 1, 2020 was $165 million.

The commercial paper program allows for borrowings of up to $675 million to the extent that we have borrowing capacity under the United States dollar-denominated revolving credit facility included in the 2019 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675 million. The maximum aggregate amount of borrowings temporarily outstanding under the commercial paper program and the United States dollar-denominated portion of the revolving credit facility during the thirty-nine weeks ended November 1, 2020 was $660 million.

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

The current applicable margin with respect to the borrowings as of November 1, 2020 was 2.250% for adjusted Eurocurrency rate loans and 1.250% for base rate loans. The applicable margin for borrowings is subject to adjustment based upon our public debt rating after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s and Moody’s.

We had no borrowings outstanding under the 2020 facility during the thirty-nine weeks ended November 1, 2020.

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

Finance Lease Liabilities

Our cash payments for finance lease liabilities totaled $4 million in each of the thirty-nine weeks ended November 1, 2020 and November 3, 2019.

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

We had loans outstanding of $1.591 billion, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, no borrowings outstanding under the senior unsecured revolving credit facilities and $24 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of November 1, 2020.

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

We made payments of $11 million on our term loans under the 2019 facilities during the thirty-nine weeks ended November 1, 2020, and we expect to make mandatory long-term debt repayments of approximately $14 million during the full year 2020. We made payments of $10 million on our term loans under the 2019 facilities and repaid the 2016 facilities during the thirty-nine weeks ended November 3, 2019.

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

The current applicable margin with respect to the TLA facilities and each revolving credit facility as of November 1, 2020 was 1.625% for adjusted Eurocurrency rate loans and 0.625% for base rate or Canadian prime rate loans, which reflects an increase of 0.25% as set forth in the June 2020 Amendment (as defined below). The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio, except during the relief period (as defined below), or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, our exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the thirty-nine weeks ended November 1, 2020 and/or November 3, 2019:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of November 1, 2020	Fixed Rate	Expiration Date
March 2020	February 2021	$50	$—	0.562%	February 2023
February 2020	February 2021	50	—	1.1625%	February 2023
February 2020	February 2020	50	50	1.2575%	February 2023
August 2019	February 2020	50	50	1.1975%	February 2022
June 2019	February 2020	50	50	1.409%	February 2022
June 2019	June 2019	50	50	1.719%	July 2021
January 2019	February 2020	50	50	2.4187%	February 2021
November 2018	February 2019	139	127	2.8645%	February 2021
October 2018	February 2019	116	160	2.9975%	February 2021
June 2018	August 2018	50	50	2.6825%	February 2021
June 2017	February 2018	306	—	1.566%	February 2020

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

Our 2019 facilities require us to comply with customary affirmative, negative and financial covenants including a minimum interest coverage ratio and a maximum net leverage ratio. Given the disruption to our business caused by the COVID-19 pandemic and to ensure financial flexibility, we amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate is delivered for the second quarter of 2021 (the “relief period”) unless we elect earlier to terminate the relief period and satisfy the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provides for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments requires that we suspend payments of dividends on our common stock and purchases of shares under our stock repurchase program during the relief period. The June 2020 Amendment also provides that during the relief period the applicable margin will be increased 0.25%. In addition, under the June 2020 Amendment, in the event there is a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) we must cause each of our wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2019 facilities and (ii) we and each subsidiary guarantor will be required to grant liens in favor of the collateral agent on substantially all of our respective assets (subject to customary exceptions). As of November 1, 2020, we were in compliance with all applicable financial and non-financial covenants (as amended) under these facilities.

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

4 5/8% Senior Notes Due 2025

We issued on July 10, 2020 $500 million principal amount of 4 5/8% senior notes due July 10, 2025. The interest rate payable on the notes is subject to adjustment if either Standard & Poor’s or Moody’s, or any substitute rating agency, as defined in the indenture governing the notes, downgrades the credit rating assigned to the notes. We paid $6 million of fees in connection with the issuance of the notes. We may redeem some or all of these notes at any time prior to June 10, 2025 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after June 10, 2025 at their principal amount plus any accrued and unpaid interest.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of November 1, 2020, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of November 1, 2020, our issuer credit was rated BBB- by Standard & Poor’s with a negative outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

Interim Impairment Test

We determined in the first quarter of 2020 that the significant adverse impact of the COVID-19 pandemic on our business, including an unprecedented decline in revenue and earnings and an extended decline in our stock price and associated market capitalization, was a triggering event that required us to perform a quantitative interim goodwill impairment test.

As a result of the interim test performed, we recorded $879 million of noncash impairment charges in the first quarter of 2020, which was included in goodwill and other intangible asset impairments in our Consolidated Statement of Operations. The impairment charges, which related to the Heritage Brands Wholesale, Calvin Klein Retail North America, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International reporting units, were recorded to our segments as follows: $198 million in the Heritage Brands Wholesale segment, $287 million in the Calvin Klein North America segment, and $394 million in the Calvin Klein International segment. Our impairment assessment was performed in accordance with the accounting guidance adopted in the first quarter of 2020 that simplifies the testing for goodwill impairment, as discussed in Note 21, “Recent Accounting Guidance,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Annual Impairment Test

We performed our annual impairment test for goodwill as of the beginning of the third quarter of 2020. For the 2020 annual goodwill impairment test, we elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than the carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, we considered the results of our quantitative interim goodwill impairment test performed in the first quarter of 2020 and the impact of (i) favorable changes in the weighted average cost of capital subsequent to the interim test, (ii) the change in our market capitalization and its implied impact on the fair value of our reporting units subsequent to the interim test, and (iii) our recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in our interim goodwill impairment test.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from our annual impairment test. There is still significant uncertainty about the duration and extent of the impacts of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors utilized in the impairment analysis deteriorate, we could incur additional goodwill impairment charges in the future.

Indefinite-Lived Intangible Assets

Interim Impairment Test

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

Annual Impairment Test

We performed our annual impairment test for indefinite-lived intangible assets as of the beginning of the third quarter of 2020. For the 2020 annual indefinite-lived intangible assets impairment test, we elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, we considered the results of our interim impairment testing performed in the first quarter of 2020 and the impact of (i) favorable changes in the weighted average cost of capital subsequent to the interim test and (ii) our recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in our interim impairment testing.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of our indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from our annual impairment test. There is still significant uncertainty about the duration and extent of the impacts of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors utilized in the impairment analysis deteriorate, we could incur additional indefinite-lived intangible asset impairment charges in the future.

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

During the thirty-nine weeks ended November 1, 2020, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 2, 2020, except for the items mentioned above.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of November 1, 2020 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of November 1, 2020. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. The potential for a significant decrease in short-term interest rates is low due to the currently low rates of return we are receiving on our cash and cash equivalents and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at November 1, 2020, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $1.5 million annually. Borrowings under the 2019 facilities and 2020 facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2019 facilities and 2020 facility expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of November 1, 2020, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, approximately 70% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our long-term debt position at November 1, 2020, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $500,000 annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

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

During the thirty-nine weeks ended November 1, 2020, we recognized favorable foreign currency translation adjustments of $116 million within other comprehensive income (loss) principally driven by a weakening of the United States dollar against the euro of 6% since February 2, 2020. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 38% of our $6.3 billion total goodwill and other intangible assets as of November 1, 2020. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward exchange contracts outstanding at November 1, 2020, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $100 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that a significant number of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impacts of the pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

We are currently undertaking a major multi-year SAP S/4 implementation to upgrade our platforms and systems worldwide. The implementation is occurring in phases over multiple years. We successfully launched the Global Finance functionality on the SAP S/4 platform in Asia and North America in the first quarter of 2020.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of November 1, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
August 3, 2020 -
August 30, 2020	1,256	$49.05	—	$572,591,498
August 31, 2020 -
October 4, 2020	1,182	61.22	—	572,591,498
October 5, 2020 -
November 1, 2020	629	65.41	—	572,591,498
Total	3,067	$57.10	—	$572,591,498

(1) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2020 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

PVH CORP.
Registrant

Dated:	December 10, 2020	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Principal Accounting Officer)