Form 10-K
period 2021-01-31
PVH CORP. /DE/
filed 2021-03-31
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number	001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 Madison Avenue,	New York,	New York	10016
(Address of principal executive offices)			(Zip Code)

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
(Title of Class)
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 2, 2020 (the last business day of the registrant’s most recently completed second quarter) was $3,415,774,293.
    Number of shares of Common Stock outstanding as of March 11, 2021: 71,170,381

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2021	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize the anticipated benefits and savings from restructuring and similar plans, such as the North America office workforce reduction and the planned exit from the Heritage Brands Retail business announced in July 2020; (iii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iv) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, consumer sentiment and other factors; (v) our ability to manage our growth and inventory; (vi) quota restrictions, the imposition of safeguard controls and the imposition of duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, such as the increased tariffs imposed in 2019 and threatened increases in tariffs on goods imported into the U.S. from China and Vietnam, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vii) the availability and cost of raw materials; (viii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (ix) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Patrol; (x) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (xi) disease epidemics and health-related concerns, such as the current COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, has resulted in some of the following) supply-chain disruptions due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas, closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments implement mandatory business closures, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result (or, with respect to the COVID-19 pandemic, could continue to result) in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xii) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xiii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xiv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xv) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvi) the impact of new and revised tax legislation and regulations; and (xvii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PVH Corp.
Form 10-K
For the Year Ended January 31, 2021

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2020 year commenced on February 3, 2020 and ended on January 31, 2021; our 2019 year commenced on February 4, 2019 and ended on February 2, 2020; and our 2018 year commenced on February 5, 2018 and ended on February 3, 2019.

References to the brand names TOMMY HILFIGER, HILFIGER COLLECTION, TOMMY HILFIGER TAILORED, TOMMY JEANS, Calvin Klein, CALVIN KLEIN 205 W39 NYC, CK Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear, Calvin Klein Performance, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co., Geoffrey Beene and to other brand names in this report are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We also make available at no cost on PVH.com, the charters of the committees of the PVH Board of Directors, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics.

Company Overview

We are one of the largest global apparel companies in the world. We have approximately 33,000 associates operating in more than 40 countries and generated $7.1 billion and $9.9 billion in revenues in 2020 and 2019, respectively. Our business was significantly negatively impacted by the COVID-19 pandemic during 2020, resulting in an unprecedented material decline in revenue.

We manage a diversified brand portfolio, including TOMMY HILFIGER, Calvin Klein, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene, which are owned, as well as various other owned, licensed and, to a lesser extent, private label brands. We licensed Speedo for North America and the Caribbean until April 6, 2020, at which time we completed the sale of our Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand (the “Speedo transaction”). Upon the closing of the transaction, we deconsolidated the net assets of the Speedo North America business and no longer licensed the Speedo trademark. We refer to our owned and licensed trademarks, other than TOMMY HILFIGER and Calvin Klein, as our “heritage brands” and the businesses we operate under the heritage brands trademarks as our Heritage Brands business. The heritage brands trademarks and the Heritage Brands business included the Speedo trademark and the business we operated under it until the Speedo transaction closed.

We design and market branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, product category, price point, distribution channel or region. We also license the use of our trademarks to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

Our directly operated businesses in North America during 2020 consisted principally of wholesale sales under our TOMMY HILFIGER, Calvin Klein and heritage brands trademarks; the operation of digital commerce sites under the TOMMY HILFIGER and Calvin Klein trademarks and, in the United States, the operation of digital commerce sites for the Van Heusen, IZOD and, until April 6, 2020, Speedo trademarks; and the operation of retail stores, principally in premium outlet centers, primarily under our TOMMY HILFIGER, Calvin Klein and certain of our heritage brands trademarks. We announced in July 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape, including the exit from our Heritage Brands Retail business, which consisted of 162 directly operated stores in North America, by mid-2021. Approximately 40 of these stores had been closed by the end of 2020. Our directly operated businesses outside of North America consisted principally of our wholesale and retail sales in Europe and the Asia-Pacific region under our TOMMY HILFIGER trademarks; our wholesale and retail sales in Europe, the Asia-Pacific region and Latin America under our Calvin Klein trademarks; and the operation of digital commerce sites in Europe, the Asia-Pacific region and Latin America, under the TOMMY HILFIGER and Calvin Klein trademarks. Our licensing activities principally related to the licensing worldwide of our TOMMY HILFIGER and Calvin Klein trademarks for a broad array of product categories and for use in numerous discrete jurisdictions.

We have evolved from our 1881 roots to become a diversified global company through a combination of transformative acquisitions and by successfully growing our brands globally across all channels of distribution. Our key acquisitions include the acquisition of Calvin Klein, Inc. and certain affiliated companies (“Calvin Klein”) in February 2003 (the “Calvin Klein acquisition”), the acquisition of Tommy Hilfiger B.V. and certain affiliated companies (“Tommy Hilfiger”) in May 2010 (the “Tommy Hilfiger acquisition”) and the acquisition of The Warnaco Group, Inc. and its subsidiaries (“Warnaco”) in February 2013 (the “Warnaco acquisition”). We have also acquired several regional licensed businesses and will continue to explore strategic acquisitions of licensed businesses, trademarks and companies that we believe are additive to our overall business.

We completed a transaction in 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses (the “Socks and Hosiery transaction”) in order to consolidate the socks and hosiery businesses for all of our brands in the United States and Canada in a newly formed joint venture, PVH Legwear LLC (“PVH Legwear”), in which we own a 49% economic interest, and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. PVH Legwear was formed with a wholly owned subsidiary of our former heritage brands trademarks socks and hosiery licensee, and has licensed from us since December 2019 the rights to distribute and sell TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s socks and hosiery in the United States and Canada.

We acquired the Tommy Hilfiger retail business in Central and Southeast Asia from our previous licensee in that market (the “TH CSAP acquisition”) in July 2019 and now operate directly the Tommy Hilfiger retail business in the Central and Southeast Asia market.

We acquired the approximately 78% ownership interests in Gazal Corporation Limited (“Gazal”) that we did not already own (the “Australia acquisition”) in May 2019. Prior to the closing, we, along with Gazal, jointly owned and managed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), which licensed and operated businesses in Australia, New Zealand and other parts of Oceania under the TOMMY HILFIGER, Calvin Klein and Van Heusen brands, along with other owned and licensed brands. PVH Australia came under our full control as a result of the Australia acquisition and we now operate directly those businesses.

We entered into a licensing agreement in May 2019 with G-III Apparel Group, Ltd. (“G-III”) for the design, production and wholesale distribution of Calvin Klein Jeans women’s jeanswear collections in the United States and Canada (the “G-III license”), which resulted in the discontinuation of our directly operated Calvin Klein North America women’s jeanswear wholesale business in 2019.

We aggregate our reportable segments for purposes of discussion in this Report into three main businesses: (i) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; (ii) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments; and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale and Heritage Brands Retail segments. Our Heritage Brands Retail segment will cease operations in mid-2021 following the closure of the last of its directly operated stores. Note 20, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes, assets, depreciation and amortization, and capital expenditures related to each segment, as well as information regarding our revenue generated by distribution channel and based on geographic location, and the geographic locations where our net property, plant and equipment is held.

We generated revenue of $7.1 billion and $9.9 billion in 2020 and 2019, respectively. Over 60% of our revenue in 2020 and over 50% of our revenue in 2019 was generated outside of the United States. Our global designer lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 85% of our revenue during 2020 and 2019. Our business was significantly negatively impacted by the COVID-19 pandemic during 2020, resulting in an unprecedented material decline in revenue, and we expect the pandemic will continue to have a significant impact on our business into 2021. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for further discussion.

Tommy Hilfiger Business Overview

We believe TOMMY HILFIGER is one of the world’s leading designer lifestyle brands and a pioneer of classic, American cool style that inspires the modern American spirit. Global retail sales of products sold under the TOMMY HILFIGER brands, including sales by our licensees, were approximately $6.9 billion and $9.2 billion in 2020 and 2019, respectively. The decline in global retail sales in 2020 was due primarily to the significant adverse impacts of the COVID-19 pandemic on our business and the businesses of our licensees. Our Tommy Hilfiger business markets its products under several brands in order to fully capitalize on its global appeal, as each brand varies in terms of price point, product offerings, demographic target or distribution.

The TOMMY HILFIGER brands consist of HILFIGER COLLECTION, TOMMY HILFIGER TAILORED, TOMMY HILFIGER and TOMMY JEANS. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on tommy.com, and principally consist of men’s, women’s and children’s sportswear, denim, underwear, swimwear, footwear and accessories. In addition, we license the TOMMY HILFIGER brands to third parties for a broad range of lifestyle products, including fragrance, eyewear, watches and home furnishings, as well as for certain territories.

Tommy Hilfiger’s global marketing and communications strategy is to build a consumer-centric, go-to-market strategy that maintains the brand’s momentum, driving awareness, consistency and relevancy across product lines and regions. We engage consumers through comprehensive 360° marketing campaigns, which have a particular focus on innovative experiences and digital marketing initiatives. Marketing campaigns for the brand are focused on attracting a new generation of consumers worldwide through a blend of global and regional brand ambassadors. Tommy Hilfiger spent approximately $175 million and $210 million on global marketing and communications efforts in 2020 and 2019, respectively, with a significant portion related to digital media spend. We reduced our marketing and other discretionary spend in 2020 in response to the impacts of the COVID-19 pandemic on our business.

Through our Tommy Hilfiger North America and Tommy Hilfiger International segments, we sell TOMMY HILFIGER products in a variety of distribution channels, including:

•Wholesale — principally consists of the distribution and sale of products in North America, Europe and the Asia-Pacific region under the TOMMY HILFIGER brands. In North America, distribution is primarily through department stores, warehouse clubs, and off-price and independent retailers, as well as digital commerce sites operated by the department store customers and pure play digital commerce retailers. In Europe and the Asia-Pacific region, distribution is through department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees.

•Retail — principally consists of the distribution and sale of products under the TOMMY HILFIGER brands in our stores in North America, Europe and the Asia-Pacific region, as well as on the tommy.com sites we operate in these regions. Our stores in North America are primarily located in premium outlet centers. In Europe and the Asia-Pacific region, we operate full-price and outlet stores, as well as concession locations.

•Licensing — we license the TOMMY HILFIGER brands to third parties globally for a broad range of products through approximately 25 license agreements. We provide support to our licensees and seek to preserve the integrity of our brands by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight. The arrangements generally are exclusive to a territory or product category. Territorial licensees include our joint ventures in Brazil, India and Mexico.

Tommy Hilfiger’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

American Sportswear S.A.	Men’s, women’s and children’s apparel, footwear and accessories (Central America, South America (excluding Brazil) and the Caribbean)

F&T Apparel LLC & KHQ Investment LLC	Children’s apparel, underwear and sleepwear and boy’s tailored clothing (United States and Canada)

G-III Apparel Group, Ltd. / G-III Apparel Canada ULC
Men’s and women’s outerwear, luggage, women’s apparel, dresses, suits and swimwear (excluding intimates, sleepwear, loungewear, hats, scarves, gloves and footwear) and men’s and women’s activewear that also bear trademarks associated with the National Football League, Major League Baseball, the National Basketball Association, the National Hockey League, Major League Soccer or their member teams (United States and Canada)

Handsome Corporation	Men’s, women’s and children’s apparel, sportswear, socks and accessories and men’s and women’s outerwear (South Korea)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. / Swissam Products, Ltd.	Men’s and women’s watches and jewelry (worldwide, excluding Japan (except certain customers))

Peerless Clothing International, Inc.	Men’s tailored clothing (United States and Canada)

Safilo Group S.p.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)

Our Tommy Hilfiger North America segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, in each case to the extent relating to the joint venture’s Tommy Hilfiger businesses. Our Tommy Hilfiger International segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investments in our joint ventures in Brazil and India to the extent relating to the joint ventures’ Tommy Hilfiger businesses.

Calvin Klein Business Overview

Calvin Klein is a global fashion lifestyle brand with bold, progressive ideals and a sensual aesthetic. Global retail sales of products sold under the Calvin Klein brands, including sales by our licensees, were approximately $6.2 billion and $9.4 billion in 2020 and 2019, respectively. The decline in global retail sales in 2020 was primarily due to the significant adverse impacts of the COVID-19 pandemic on our business and the businesses of our licensees. The Calvin Klein brands provide us with the opportunity to market a range of products both domestically and internationally at various price points, through multiple distribution channels and to different consumer groups. Our brand strategy provides a focused, consistent approach to global growth and development intended to preserve the brand’s prestige and image.

The Calvin Klein brands consist of CK Calvin Klein, Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear and Calvin Klein Performance. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on calvinklein.com, and principally consist of men’s and women’s sportswear, jeanswear, underwear, swimwear, footwear and accessories. The Calvin Klein brands also are licensed for a broad range of lifestyle products, including fragrance, women's apparel, footwear, eyewear, watches and jewelry in various countries and regions, as well as for certain territories.

Approximately $230 million and $365 million was spent globally in 2020 and 2019, respectively, in connection with the advertising, marketing and promotion of the Calvin Klein brands, with a significant portion related to digital media spend. Approximately 30% and 40% of these expenses in 2020 and 2019, respectively, were funded by Calvin Klein’s licensees and other authorized users of the brands. We reduced our marketing and other discretionary spend in 2020 in response to the impacts of the COVID-19 pandemic on our business. Calvin Klein’s global marketing and communications strategy is to bring together all facets of the consumer marketing experience. The Calvin Klein brands continue to generate compelling brand and cultural relevancy by continually evolving and driving consumer engagement. Marketing campaigns for the brand are focused on a truly digital first, socially powered experience for consumers, through the use of global and regional brand ambassadors, capsule collections and experiential events.

Through our Calvin Klein North America and Calvin Klein International segments, we sell Calvin Klein products in a variety of distribution channels, including:

•Wholesale — principally consists of the distribution and sale of products in North America, Europe, the Asia-Pacific region and Brazil under the Calvin Klein brands. In North America, distribution is primarily through warehouse clubs, department and specialty stores, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers. In Europe, the Asia-Pacific region and Brazil, distribution is through department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees.

•Retail — principally consists of the distribution and sale of products under the Calvin Klein brands in our stores in North America, Europe, the Asia-Pacific region and Brazil, as well as on the calvinklein.com sites we operate in these regions. Our stores in North America are primarily located in premium outlet centers. In Europe, the Asia-Pacific region and Brazil, we operate full-price and outlet stores, as well as concession locations.
•Licensing — we license the Calvin Klein brands throughout the world in connection with a broad array of product categories. In these arrangements, Calvin Klein combines its design, marketing and branding skills with the specific manufacturing, distribution and geographic capabilities of its partners to develop, market and distribute these goods, most of which are subject to our prior approval and continuing oversight. Calvin Klein has approximately 40 licensing and other arrangements across the Calvin Klein brands. The arrangements generally are exclusive to a territory or product category. Territorial licensees include our joint ventures in India and Mexico.

Calvin Klein’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

CK21 Holdings Pte. Ltd.	Men’s and women’s CK Calvin Klein apparel (Asia, excluding Japan)

CK Watch & Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches and jewelry (worldwide) *

Coty Inc.	Men’s and women’s fragrance (worldwide)

Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Europe, Middle East, Asia and India)

G-III	Women’s coats, suits, dresses, sportswear, jeanswear, active performancewear, handbags and small leather goods, men’s coats, men’s and women’s luggage and men’s and women’s swimwear (United States and Canada with luggage jurisdictions including Europe, Asia and elsewhere)

MBF Holdings LLC (effective January 1, 2021; formerly licensed to Jimlar Corporation)	Men’s and women’s Calvin Klein and Calvin Klein Jeans footwear (United States and Canada)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States, Canada and Mexico)
*Licenses will transition to a new licensee effective in 2022.

Our Calvin Klein North America segment includes the results of our Calvin Klein wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, in each case to the extent relating to the joint venture’s Calvin Klein businesses. Our Calvin Klein International segment includes the results of our Calvin Klein wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investment in our joint venture in India relating to the joint venture’s Calvin Klein business.

Heritage Brands Business Overview

Our Heritage Brands business designs, sources and markets a varied selection of dress shirts, neckwear, sportswear, intimate apparel, underwear and related apparel and accessories, and licenses certain of our heritage brands trademarks for an assortment of products. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. Global retail sales of products sold under our owned and licensed heritage brands trademarks, including sales by our licensees, were approximately $1.8 billion and $3.3 billion in 2020 and 2019, respectively. The decline in global retail sales in 2020 was primarily due to the significant adverse impacts of the COVID-19 pandemic on our business and the businesses of our licensees.

Through our Heritage Brands Wholesale and Heritage Brands Retail segments, we sell products in a variety of distribution channels, including:

Wholesale — We principally distribute our Heritage Brands products at wholesale in the United States and Canada through department, chain and specialty stores, warehouse clubs, mass market and off-price retailers (in stores and online), as well as through pure play digital commerce retailers. Products sold through this channel principally consist of:

•Men’s dress shirts and neckwear under brands including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain other owned and licensed brands, and to a lesser extent, private label brands. We believe our product offerings collectively represent a sizeable portion of the domestic dress furnishings market.

•Men’s sportswear, including tops, bottoms and outerwear, principally under the Van Heusen, IZOD and ARROW brands. IZOD and Van Heusen were the first and second best-selling national brand men’s woven sport shirts, respectively, in United States department and chain stores in 2020.

•Women’s intimate apparel under the Warner’s, Olga and True&Co. brands. Warner’s was the fifth best-selling brand for bras and panties in United States department and chain stores in 2020.

Retail — We also market products directly to consumers through our Heritage Brands stores, primarily located in outlet centers throughout the United States and Canada. We announced in July 2020 a plan to exit our Heritage Brands Retail business, which will result in the closing of these stores by mid-2021. Approximately 40 of the 162 Heritage Brands Retail stores had been closed by the end of 2020. We also sell our products in the United States through our directly operated digital commerce sites for Van Heusen and IZOD.

Licensing — We license our Van Heusen, IZOD, ARROW, Geoffrey Beene, Warner’s and Olga brands globally for a broad range of products through approximately 70 license agreements. We provide support to our licensees and seek to preserve the integrity of our brands by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight. The arrangements generally are exclusive to a territory or product category. Territorial licenses include our joint venture in Mexico.

Our Heritage Brands licensees, and the products and territories licensed by them, include:

Licensee	Product Category and Territory

Arvind Fashions Limited	ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Nepal and Sri Lanka)

Basic Resources, Inc.	Van Heusen and IZOD men’s and boys’ knit and woven underwear (United States and Canada)

Five Star Blue, LLC	IZOD men’s denim, twill pants and shorts (United States)

F&T Apparel LLC	Van Heusen and ARROW boys’ dress furnishings and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms (United States)

I.C.C. International Public Company Limited	ARROW men’s dress furnishings, tailored clothing, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand, Myanmar, Cambodia and Vietnam)

Peerless Clothing International, Inc.	Van Heusen and IZOD men’s tailored clothing (United States, Canada and Mexico); Geoffrey Beene men’s tailored clothing (United States and Canada)

Eastman Dress Group Inc. (through certain affiliates)	IZOD men’s, women’s and children’s footwear (United States, Canada and Mexico); Van Heusen men’s and boys’ footwear (United States and Canada)

Our Heritage Brands Wholesale segment includes the results of our Heritage Brands wholesale and licensing activities, the results of our directly operated digital commerce sites, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, in each case to the extent relating to the joint venture’s business under our heritage brands trademarks. Our Heritage Brands Retail segment includes the results of our stores operated under one or more of our heritage brands trademarks.

Our Business Strategy

As we emerge from the global pandemic, we are focused on driving an accelerated recovery and delivering long-term sustainable growth through the following strategic priorities:

•Winning with the consumer by gaining a deeper understanding of their choices and positioning our brands to best capture the heart of the core consumer.

•Driving the success of our product by focusing on key categories, including casual essentials and athleisure, and developing strong hero product that the consumer desires, connecting the products to where the consumer is shopping, and strengthening our commitment to sustainability and circularity. We will be rationalizing unproductive styles and evolving our supply chain to adapt more quickly to change, including reducing lead times and improving inventory to better match the consumer demand.

•Optimizing and maximizing our distribution in growing channels where the consumer is shopping, including further driving our digital commerce growth and penetration, while optimizing our brick and mortar presence, both in our stores and the stores of our wholesale partners around the world.

•Leveraging and building upon our historical strength in marketing to drive brand heat, consumer engagement and conversion, and expand the consumer base and loyalty with a focus on the biggest growth markets.

•Driving operating efficiencies through right sizing and aligning the cost structure to our strategic priorities and better leveraging our global functions to become faster, leaner and simpler.

•Powering brands that drive fashion forward – for good – and infuse sustainability, inclusion and diversity in everything we do.

•Developing a talented and skilled workforce that embodies our core values and an entrepreneurial spirit, while empowering our associates to design their future.

We believe our long-term strategic priorities focus on driving brand relevance, will deliver sustainable, profitable growth, and generate free cash flow to create long-term value.

 Other Strategic Opportunities

We believe we have an attractive and diverse portfolio of brands with growth potential. However, we continue to further optimize our non-core brands and businesses, particularly in our Heritage Brands business. We also continue to explore strategic acquisitions of companies or trademarks and licensing opportunities that we believe are additive to our overall business, including product category or platform capability expertise and brand positioning and design perspective needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies.

Seasonality

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. The COVID-19 pandemic has disrupted these historical patterns, however. We otherwise expect this seasonal pattern will generally continue. Working capital requirements vary throughout the year to support these seasonal patterns and business trends.

Design

Our business depends on our ability to appeal and respond to consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality and delivering a compelling price value proposition where the consumer is shopping.

Our in-house design teams are significant contributors to the continued strength of our brands. Each of our branded businesses employs its own teams of designers and merchandisers that develop products representing its brands’ aesthetics, while also being mindful of consumers’ tastes, lifestyle needs and current fashion trends. To reflect consumer variances in each of our regional markets, the businesses tailor their products and offerings to appeal to local tastes, fit differences or other preferences, while maintaining the cohesive creative vision for each brand. Our teams have expanded their use of 3D design technology to enhance our design capabilities, which has been accelerated by the COVID-19 pandemic, reducing the need for samples early in the design process and the time needed to bring products to market, and 3D showrooms to enhance the experience of our vendors, while being cost and time efficient.

Product Sourcing

We have an extensive established network of worldwide sourcing partners that enables us to meet our customers’ needs in an efficient manner without relying on any one vendor or factory or on vendors or factories in any one country. Our products were produced in approximately 1,200 factories in over 40 countries during 2020. All but one of these factories were operated by independent manufacturers, with most being located in Asia.

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

Our purchases from our suppliers are effected through individual purchase orders specifying the price, quantity, delivery date and destination of the items to be produced. Sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We look to establish long-term supplier relationships in the appropriate locations throughout the world to meet our needs and we place our orders in a manner designed to limit the risk that a production disruption at any one facility could cause a serious inventory problem, while seeking to maximize the pricing opportunities. The COVID-19 pandemic has had impacts throughout our supply chain, including temporary closures of supplier factories, as well as factories operating at reduced capacity. We continue to monitor for any potential delays or disruptions in our supply chain and will implement mitigation plans if needed.

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

We continue to explore new areas of production that can grow with our businesses. Our country of origin strategy provides a flexible approach to product sourcing, which enables us to maximize regional opportunities and mitigate our potential exposure to risks associated with new duties, tariffs, surcharges, or other import controls or restrictions. While China remains an important sourcing country for us, we have been reducing the amount of production we do in the country over time in favor of production in other parts of Asia and in Africa that better serve our sourcing strategy. Many of these efforts have been with our existing partners, but in facilities and countries that offer us production or cost advantages over those in China. Another example of our efforts to evolve our supply chain is PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), a joint venture that we formed with Arvind Limited (“Arvind”). PVH Ethiopia began producing finished products in Ethiopia during 2017. The goods produced are primarily distributed in the United States through our Heritage Brands business.

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

Corporate Responsibility

As an industry leader and one of the largest branded apparel companies in the world, we recognize that we have a responsibility to address our social and environmental impacts. Corporate responsibility has always played a critical role within our broader business strategy. We are steadfast in our commitment to drive fashion forward – for good – by finding innovative and responsible solutions to protect our planet, cultivating an environment of inclusion, diversity and equity, and improving the lives of women and children where we live and work.

Forward Fashion is our strategy to transform how clothes are made and (re)used, and the actions we are taking to move our business and the fashion industry toward a more innovative and responsible future. We are committed to the goals outlined in our Forward Fashion strategy and are taking action in a number of ways, including joining key pledges, industry groups and stakeholder initiatives that align with our strategy. Forward Fashion has three focus areas that guide our activities and drive impact across our business:

•Reduce negative impacts — Our ambition is for our products and business operations to generate zero waste, zero carbon emissions and zero hazardous chemicals. This means protecting our environment by reducing energy use and powering our business through renewable sources, diverting the waste we send to landfills, eliminating water pollution from our wet processors, and fostering and harnessing innovation to design and manufacture products that eliminate product waste.

•Increase positive impacts — Our ambition is for 100% of our products and packaging to be ethically and sustainably sourced from suppliers who respect human rights and are good employers.

•Improve lives across our value chain — Our ambition is to improve the lives of the over one million people across our value chain, focusing on education and opportunities for women and children, ensuring access to clean water, investing in health and education initiatives, and continuing to champion inclusion and diversity.

Our businesses are an integral part of our Forward Fashion strategy and are equally committed to delivering against our corporate responsibility priorities.

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

Material Customers

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 16.3% of our revenue in 2020, 18.4% of our revenue in 2019 and 18.9% of our revenue in 2018. No single customer accounted for more than 10% of our revenue in 2020, 2019 or 2018.

Advertising and Promotion

Our marketing programs are an integral component of our brands’ relevance and success of the products offered under them. We build each of our brands to be a leader in its respective market segment, with strong consumer awareness, relevance and consumer loyalty. We design and market our products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers, including sustainability attributes, deliver a strong price/value proposition and encourage consumer loyalty.

Our marketing and advertising efforts encompass marketing, communications, social media and special events. Our in-house teams coordinate our brands’ marketing and advertising, building personalized relationships and tailoring the overall consumer experience for all regions and product lines, and across all channels of distribution. We believe that this enhanced marketing approach enables us to meet our consumers’ needs as we adapt to their rapidly changing demands.

A significant emphasis of our marketing programs is digital media, including our digital commerce platforms and social media channels, which allow us to expand our consumer reach and enable us to provide timely information in an entertaining fashion in regard to our products, special events, promotions and store locations. Tommy Hilfiger’s digital commerce site, tommy.com, and Calvin Klein’s digital commerce site, calvinklein.com, serve as marketing vehicles to complement the ongoing development of the TOMMY HILFIGER and Calvin Klein lifestyle brands, respectively, in addition to offering a broad array of apparel and licensed products. We also operate our Heritage Brands digital commerce sites in the United States for Van Heusen and IZOD. In 2020, a significant portion of our marketing and advertising spend related to digital media.

We leverage new ways to engage consumers through livestreaming fashion shows and other consumer activations and in partnership with top live-streamers and pure play partners. In addition, we advertise our brands through sport sponsorships and product tie-ins. We believe that our use of high-profile brand ambassadors and well-known social media influencers helps drive our brand awareness and cultural relevance. We have focused on better aligning regional needs with regional and local ambassadors and influencers to best cater to local market needs and unique activations. Additionally, the marketing and communications team coordinates personal appearances by Mr. Tommy Hilfiger, including at brand events, as part of its efforts.

We also advertise through select print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines, and newspapers), on television, through outdoor signage and through in-store point of sale materials, as well as participate in cooperative advertising programs with our retail partners. With respect to our retail outlet stores, the majority of which are located in premium outlet centers in the United States and Canada, we generally rely upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats, including signage, print advertising, direct marketing, radio and television advertising, and special promotions.

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

We own the Calvin Klein marks and derivative marks in all trademark classes and for all product categories through our ownership of Calvin Klein Trademark Trust (“the Trust”), which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust. The Trust licenses the use of the trademarks to two of our subsidiaries on an exclusive, irrevocable, perpetual and royalty-free basis.

Mr. Calvin Klein retains the right to use his name, on a non-competitive basis, with respect to his right of publicity, unless those rights are already being used in our Calvin Klein business. Mr. Klein has also been granted a royalty-free worldwide right to use the Calvin Klein mark with respect to certain personal businesses and activities, subject to certain limitations designed to protect the image and prestige of the Calvin Klein brands and to avoid competitive conflicts.

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

Our trademarks and other intellectual property rights are valuable assets and we vigorously seek to protect them on a worldwide basis against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. This is especially the case with respect to the TOMMY HILFIGER and Calvin Klein brands, as these brands enjoy significant worldwide consumer recognition and the generally higher pricing of products sold under them (as compared to goods sold under our heritage brands trademarks) provides significant opportunity and incentive for counterfeiters and infringers. We have broad, proactive enforcement programs that we believe have been generally effective in controlling the sale of counterfeit products in our key markets.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, low barriers to entry, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous domestic and foreign designers, brand owners, manufacturers and retailers of apparel, accessories and footwear, including, in certain circumstances, the private label brands of our wholesale customers. Additionally, with the shift in consumer shopping preferences driving growth in the digital channel, there are more companies in the apparel sector and an increased level of transparency in pricing and product comparisons, which impacts purchasing decisions. As well, as consumers are increasingly focused on circularity with respect to apparel, companies that enable consumers to rent or purchase pre-owned apparel also impact purchasing decisions.

We believe we are well-positioned to compete in the apparel industry on the basis of style, quality, price and service. Our business depends on our ability to stimulate consumer tastes and demand, as well as on our ability to remain competitive in these areas. Our diversified portfolio of brands and products and our use of multiple channels of distribution have allowed us to develop a business that produces results that are not dependent on any one demographic group, merchandise preference, distribution channel or region. We have developed a portfolio of brands that appeals to a broad spectrum of consumers. Our brands generally have long histories and enjoy high recognition and awareness within their respective consumer segments. The worldwide recognition of the TOMMY HILFIGER and Calvin Klein brands provides us with significant global opportunities to expand their global penetration in existing markets, into new markets and into additional product categories.

Imports and Import Restrictions

Most of our products are imported into the countries where they are sold. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. In addition, each of the countries in which our products are sold has laws and regulations covering imports. The United States and other countries in which we sell our products may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels. We, therefore, maintain a program of intensive monitoring of import restrictions and developments. We seek to minimize, where possible, our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries, including consideration of countries with tariff preference and free trade agreements, and manufacturers, and geographical diversification of our sources of supply. In some instances, production of a specific product category, component parts or raw materials may be highly concentrated in one country.

The United States and China are involved in a trade dispute that saw the imposition in 2019 of significant additional tariffs on the products we sell that are imported into the United States from China. These tariffs remain in place. Additionally, other governmental actions can have an impact on our ability to import goods. Please see our risk factor “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations” in Item 1A, “Risk Factors,” for further discussion.

Government Regulations

Our business is subject to various United States federal state, and local and foreign laws and regulations, including environmental, health and safety laws and regulations. In addition, we may incur liability under environmental statutes and regulations with respect to the contamination of sites that we own or operate or previously owned or operated (including contamination caused by prior owners and operators of such sites and neighboring properties, or other persons) and the off-site disposal of hazardous materials. We believe our operations are in compliance with the terms of all applicable laws and regulations and our compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, cash flows, earnings or competitive position.

Human Capital Resources

We believe that attracting, developing and retaining diverse talent is critical to our long-term success. To facilitate talent attraction and retention, we strive to create a strong associate experience and a diverse and inclusive workplace, with opportunities for our associates to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our associates and their communities.

The PVH Board of Directors and its committees provide oversight on human capital matters. The Nominating, Governance & Management Development Committee is charged, in part, with monitoring issues of corporate conduct and culture, and provides oversight of diversity, equity and inclusion policies and programs as it relates to our management development, talent assessment and succession planning programs and processes. Our Corporate Responsibility Committee through its charter is responsible for monitoring policies and performance related to corporate responsibility, including social, employment, environmental and other matters.

Associate Information

As of January 31, 2021, we employed approximately 33,000 associates globally, of which approximately 13,000 associates were employed on a part-time basis. Approximately 45% of our associates are employed in the United States. Globally, approximately 66% of our associates are employed in Company-operated retail stores, 27% are assigned to offices and 7% are employed in warehousing and distribution facilities. Our use of seasonal workers is not significant and is largely associated with the Christmas and Lunar New Year selling periods. Approximately 2% of our total associate population is represented for the purpose of collective bargaining by four different unions in the United States. Our collective bargaining agreements generally are for three-year terms. In some international markets, a significant percentage of associates are covered by governmental labor arrangements. Additionally, we have one or more works councils in several European countries. Works councils are organizations that represent workers in respect to certain actions management seeks to take that could have a broad effect on the workers. We believe that our relations with our associates are good.

Inclusion and Diversity

Our culture is grounded in our values. We seek to cultivate an environment of inclusion, belonging and equity for all to build a better workplace, drive innovation in the marketplace and create positive impacts in our communities.

We believe we benefit from the unique strengths that each of our associates brings to the workplace, and that a diverse workforce is critical to our long-term success. We strive to improve continuously and make PVH an inclusive work environment through diversity recruitment, development programs, and equitable policies and initiatives. One example is our business resource groups, which are associate-initiated and associate-led groups that foster an inclusive culture and are intended to contribute to the overall success of the business. These groups, which are dedicated to bringing associates together to increase professional and social networks, enhance career development and business acumen, and contribute to building a more inclusive work environment, are supported by our global and regional Inclusion and Diversity (“I&D”) Councils and include: (i) UPWARD – Uniting Professional Women Advancing Relationships & Development – for our female associates; (ii) WERK – Well-Connected, Equality, Resourcefulness and Knowledge – for our LGBTQIA+ associates; (iii) BRAAVE – Building Resources for African American Voices and Empowerment – for our Black and BIPOC associates; and (iv) Working Parents – for our associates who are parents.

In 2020, we hired a Chief Diversity Officer to lead the development and implementation of an integrated global I&D strategy and work to enhance our ability to attract, develop, retain and promote diverse talent. The diversity of the Board of Directors continues to be a focus of the Board refreshment program. The five directors who have joined the Board since 2015 include four women and a director who self-identifies as Black and LGBTQIA+. These directors bring with them strong operating and industry experiences, as well as contributing important and diverse perspectives that helps better mirror the overall make-up of our associate and consumer populations.

Our I&D efforts have been recognized over the years, including being named to Forbes Best Employers for Diversity and America’s Best Employers for Women List in 2020, and as one of America’s 100 Most JUST Companies by Forbes magazine and JUST Capital in 2021. We also received a score of 100% on the Human Rights Campaign’s Corporate Equality Index in 2021, for the fifth year in a row.

Talent Management and Development

Our talent management and development processes support associate performance and development, talent reviews and succession planning. We regularly review succession plans and conduct assessments to identify talent needs and growth paths for our associates.

Developing our associates is a key strategic priority for us, with the focus on developing leaders and preparing the workforce for the future. PVH University, our global internal learning and development program, provides tools and learning opportunities that empower associates to build core competencies and develop skills necessary for improvement and advancement through engaging and impactful learning content. PVH University programs include, among other things, academies for leadership and a Leaders as Teachers program in which our associates instruct on topics in their area of expertise. The PVH University library and curriculum includes its digital academy to build enterprise digital and data literacy, as well as to support digital transformation initiatives. Additionally, our approach to performance and development is designed to motivate our associates to develop, leverage our associate’s strengths and support a coaching and feedback culture, while supporting our talent and succession planning efforts.

Compensation, Benefits and Wellness

We are committed to providing market competitive compensation and benefits, tailoring our offerings to the countries and regions where our associates work to best position our programs locally while recognizing differing levels and types of government-provided benefits. These benefits include, among other things, a corporate wellness program, retirement plan benefits, flexible working arrangements, an employee assistance program, paid parental leave, recognition programs (for exemplary work, work anniversaries, etc.) and an associate discount program. We also are committed to achieving pay equity and have developed consistent guidelines and practices on compensation. In addition, we have established through The PVH Foundation, our philanthropic organization, a Company- and associate-funded Associate Relief Fund that provides grants to eligible associates experiencing personal hardship due to natural disasters, personal calamities and other events.

The health and safety of our associates is of utmost importance to us. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our associates, as well as the communities in which we operate. This included implementing measures to support high safety standards in our retail stores, offices and distribution centers, including temporary closures, remote working, reduced occupancy levels, social-distancing, sanitation measures and the distribution of re-usable three-layer cloth masks. In addition, the vast majority of our office-based associates continue to work remotely.

Associate and Community Engagement

We believe it is critical that our associates are informed and engaged. We communicate frequently with our associates through a variety of methods, including our news app, PVH Insider, which reaches associates around the world; our intranet site, the Thread; town hall meetings on regional, business-wide and global bases; and associate surveys.

Local community engagement activities exist in all major office locations. Our global philanthropic efforts are led by The PVH Foundation, a nonprofit corporation which supports global, national, and local nonprofits in communities where our associates work and live. PVH’s matching gift program allows our associates to have their philanthropic donations to qualifying organizations matched by The PVH Foundation to increase their impact. Associates are also offered paid time off each year to volunteer with organizations of their choice.

We encourage you to read our annual Corporate Responsibility Report on our PVH.com corporate website for more detailed information regarding our environmental, social and corporate governance programs and initiatives. Our website, our Corporate Responsibility Report and portions thereof are not incorporated by reference into this Annual Report.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Stefan Larsson	46	Chief Executive Officer
Michael A. Shaffer	58	Executive Vice President and Chief Operating & Financial Officer
Martijn Hagman	46	Chief Executive Officer, Tommy Hilfiger Global and PVH Europe
Patricia Donnelly	54	Chief Executive Officer, PVH Americas
Mark D. Fischer	59	Executive Vice President, General Counsel & Secretary
Julie Fuller	47	Executive Vice President, Chief People Officer

Mr. Larsson joined us as President in 2019 and became Chief Executive Officer effective February 1, 2021. From 2015 until 2017, Mr. Larsson was President and Chief Executive Officer of Ralph Lauren Corporation. From 2012 until 2015, he was the Global President of Old Navy, Inc., a division of The Gap, Inc.

Mr. Shaffer has been employed by us since 1990. He served as Senior Vice President, Retail Operations immediately prior to being named Executive Vice President, Finance in 2005, Executive Vice President and Chief Financial Officer in 2006, and Executive Vice President and Chief Operating & Financial Officer in 2012.

Mr. Hagman has been employed by us (including his employment within our Tommy Hilfiger organization prior to the Tommy Hilfiger acquisition) since 2008. He was named Chief Financial Officer, PVH Europe in 2013, Chief Operating & Financial Officer, PVH Europe in 2017, and Chief Executive Officer, Tommy Hilfiger Global and PVH Europe in 2020.

Ms. Donnelly joined us as Chief Executive Officer, PVH Americas on February 16, 2021. Ms. Donnelly was Chief Executive Officer, Urban Outfitters Group, a division of Urban Outfitters, Inc., from 2016 until January 2021, having served previously as North America Brand President of the division upon joining Urban Outfitters, Inc. in 2014.

Mr. Fischer joined us as Vice President, General Counsel & Secretary in 1999. He became Senior Vice President in 2007 and Executive Vice President in 2013.

Ms. Fuller, Executive Vice President, Chief People Officer since January 1, 2021, joined us as Executive Vice President, Chief Human Resources Officer In Transition in September 2020. From 2017 until 2020, Ms. Fuller was Vice President, Global Talent and Organizational Effectiveness of Nike, Inc., having served previously as Nike, Inc.’s Vice President, Human Resources North America from 2015 until 2017.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the other information set forth in this Annual Report on Form 10-K when evaluating our business and the forward-looking statements contained within this report. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may occur or become material and also may adversely affect our business, financial condition or results of operations.

Business and Operational Risks

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on us.

The COVID-19 pandemic has had, and is expected to continue to have, a significant impact on our business, results of operations, financial position and cash flows from operations. The extent of the impact of the pandemic on our business, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, severity and locations of any resurgence of infections, the imposition or loosening of restrictions on store operations or travel, the availability and effectiveness of the vaccines, and other factors, none of which can be predicted with certainty.

Virtually all of our retail stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020 due to governmental orders and concern for the health and safety of our associates, consumers and communities; the stores operated by our wholesale customers and franchisees were similarly affected. Broad shutdowns under government orders, particularly in Europe and Canada, were put in place during the last quarter of 2020 and continuing into 2021, affecting us, our wholesale customers and our franchisees. Approximately 50% of our European stores remain closed to date. In places where stores are open, they generally are operating on reduced hours and at reduced occupancy levels and remain subject to closure due to health protocols or more limited governmental orders. The impact of the pandemic on some of our brick and mortar wholesale customers has resulted in them closing some of their stores, and several of our wholesale customers in North America have filed for bankruptcy. The pandemic has also impacted our supply chain partners, including third-party manufacturers, logistics providers and other vendors, as well as the supply chains of our wholesale customers, franchisees and licensees.

Consumers also are being affected, resulting in additional adverse impacts on us. Consumers have been unable to purchase our products due to illness or are unwilling to shop in stores out of fear of exposure. Store closures, reduced store hours and occupancy levels, travel restrictions and concerns about the health risks in traveling adversely affect traffic in our stores and our wholesale customers’ and franchisees’ stores. Consumer spending is also being negatively impacted by job losses and reduced incomes, changing needs due to remote working, reduced in-person social interaction, vacation time spent at home and other factors. This is exemplified by the impact on our dress furnishings business, as not going to the office means fewer men are wearing dress shirts and ties. All these factors have and are expected to continue to negatively impact our direct sales to consumers and our sales to our wholesale customers, due to lower sales of our products, and those of our licensees, through their sales channels.

If sales, which are more difficult to plan due to the uncertainties surrounding the pandemic, exceed or do not meet expectations, we may experience a shortage of product required to meet demand or excess inventory levels. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on the reputation of our brands and our profitability.

Any or all of the foregoing could have a material and adverse impact on our results of operations, financial condition and cash flows from operations, as well as placing limitations on our ability to execute on our business strategies and initiatives.

A significant portion of our revenue and gross profit is derived from a small number of large wholesale customers and the loss of any of these customers or significant financial difficulties in their businesses could substantially reduce our revenue.

A small number of our customers account for significant portions of our revenue. Sales to our five largest customers were 16.3%, 18.4% and 18.9% of our revenue in 2020, 2019 and 2018, respectively. No single customer accounted for more than 10% of our revenue in 2020, 2019 or 2018.

We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners, could reduce substantially our revenue and materially adversely affect our profitability.

Traditional brick and mortar retailers have experienced, and continue to experience, significant business disruptions as a result of the COVID-19 pandemic, including temporary store closures and reduced traffic and consumer spending trends. Several of our customers in North America filed for bankruptcy since the onset of the pandemic, including J.C. Penney Corporation, Inc., which was one of our ten largest customers in 2019.

The retail industry’s recent history has seen a great deal of consolidation, particularly in the United States, and other ownership changes, as well as store closing programs, restructurings, reorganizations and management changes, and we expect such changes to be ongoing, particularly as consumers continue to transition away from traditional brick and mortar retailers to digital commerce. In the future, retailers also may reposition their stores’ target markets or marketing strategies. Any of these types of actions could result in a further decrease in the number of stores to which we can sell, to which we want to sell or which want to carry our products. Additionally, stores may purchase a smaller amount of our products and reduce the retail floor space designated for our brands. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers or decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to develop and grow our Tommy Hilfiger and Calvin Klein businesses.

A significant portion of our business strategy involves growing our Tommy Hilfiger and Calvin Klein businesses. Our achievement of revenue and profitability growth from Tommy Hilfiger and Calvin Klein will depend largely upon our ability to:
•continue to maintain and enhance the distinctive brand identities of the TOMMY HILFIGER and Calvin Klein brands;
•continue to maintain good working relationships with Tommy Hilfiger’s and Calvin Klein’s licensees;
•continue to enter into new, or renew or extend existing, licensing agreements for the TOMMY HILFIGER and Calvin Klein brands; and
•continue to strengthen and expand the Tommy Hilfiger and Calvin Klein businesses.

We cannot assure you that we can execute successfully any of these actions or our growth strategy for these businesses, nor can we assure you that the launch of any additional product lines or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to carry out our growth strategy successfully may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space or add additional product lines, our ability to develop new relationships with retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to continue to develop and grow the Tommy Hilfiger or Calvin Klein business, our financial condition and results of operations may be materially adversely affected.

The success of our Tommy Hilfiger and Calvin Klein businesses depends on the value of our “TOMMY HILFIGER” and “Calvin Klein” brands and, if the value of either of those brands were to diminish, our business could be adversely affected.

Our success depends on our brands and their value. The TOMMY HILFIGER name is integral to the existing Tommy Hilfiger business, as well as to our strategies for continuing to grow and expand the business. Mr. Hilfiger, who remains active in the business, is closely identified with the TOMMY HILFIGER brand and any negative perception with respect to Mr. Hilfiger could adversely affect the TOMMY HILFIGER brands. In addition, under Mr. Hilfiger’s employment agreement, if his employment is terminated for any reason, his agreement not to compete with the Tommy Hilfiger business will expire two years after such termination. Although Mr. Hilfiger could not use any TOMMY HILFIGER trademark in connection with a competitive business, his association with a competitive business could adversely affect the Tommy Hilfiger business. We also have exposure with respect to the Calvin Klein brands, which are integral to the existing Calvin Klein business and could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished. In addition, brand value could diminish significantly due to a number of other factors, including changing consumer attitudes regarding social issues and consumer perception that we have acted in an irresponsible manner. Negative claims or publicity regarding the TOMMY HILFIGER or Calvin Klein brands or products, including licensed products, especially through social media, which accelerates and increases the potential scope of negative publicity, could adversely affect the reputation of the brands and sales even if the subject of such publicity is unverified or inaccurate and we seek to correct it.

Our business is heavily dependent on the ability and desire of consumers to travel and shop.

Reduced consumer traffic and purchasing, whether in our own retail stores or in the stores of our wholesale customers, could have a material adverse effect on our financial condition, results of operations and cash flows. Reductions could result from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, natural disasters, war, terrorist attacks or the perceived threat of war or terrorist attacks. Disease epidemics and other health-related concerns, such as the current COVID-19 pandemic, also could result in (and, in the case of the COVID-19 pandemic, has resulted in) closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments impose mandatory business closures, travel restrictions or the like to prevent the spread of disease. Additionally, political or civil unrests and demonstrations also could affect consumer traffic and purchasing, as was the case with the protests in Hong Kong SAR in 2019.

Our U.S. retail store operations are a material contributor to our revenue and earnings. The majority of our United States retail stores are located away from major residential centers or near vacation destinations, making travel a critical factor in their success. These retail businesses historically also have had a significant portion of their revenue and earnings attributable to sales to international tourists and, as such, have been significantly negatively affected by the lack of international tourism into the United States in 2020 as a result of the COVID-19 pandemic. In addition to the factors discussed above, international tourism to the United States could be reduced, as could the extent to which international tourists shop at our retail stores, during times of a strengthening United States dollar, particularly the euro, the Brazilian real, the Canadian dollar, the Mexican peso, the Korean won and the Chinese yuan renminbi. A reduction in international tourist traffic or spending therefore could have a material adverse effect on our financial condition and results of operations.

Other factors that could affect the success of our stores include:
•the location of the store or mall, including the location of a particular store within the mall;
•the other tenants occupying space at the mall;
•increased competition in areas where the stores are located;
•the amount of advertising and promotional dollars spent on attracting consumers to the store or mall;
•the changing patterns of consumer shopping behavior;
•increased competition from online retailers; and
•the diversion of sales from our retail stores to our digital commerce sites.

Our inability to effectively execute our digital commerce strategy could materially adversely affect the reputation of our brands and our revenue and our operating results may be harmed.

Our digital commerce revenue has historically been a relatively small portion of our total revenue, but digital commerce is the fastest growing area of our business both with respect to our direct-to-consumer businesses and the wholesale business (i.e., sales to pure play and digital commerce businesses of traditional retailers). The success of our digital commerce businesses depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to digital commerce usage and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their digital commerce sites. Any failure on our part, or on the part of our third party digital partners, to provide digital commerce platforms that attract consumers, build our brands and result in repeat consumer purchases could result in diminished brand image, relevance and loyalty and lost revenue. Additionally, as consumers shift purchasing preferences to online channels, the failure to attract to our digital commerce channels consumers who previously made purchases in our stores and those operated by our wholesale partners and franchisees, will adversely affect our financial condition and results of operations.

Our operation of digital commerce sites pose risks and uncertainties including:
•changes in required technology interfaces;
•website downtime and other technical failures;
•costs and technical issues from website software upgrades;
•data and system security;
•computer viruses; and
•changes in applicable laws and regulations.

Keeping current with technology, competitive trends and the like may increase our costs and may not succeed in increasing sales or attracting consumers. Our failure to respond successfully to these risks and uncertainties might adversely affect the reputation of our brands and our revenue and results of operations.

The success of our digital commerce businesses depends, in part, on consumer satisfaction, including timely receipt of orders. Fulfillment of these orders requires different logistics operations than for our retail store and wholesale customer operations. We need adequate capacity, systems and operations to support the anticipated growth in our digital commerce businesses. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire, natural disasters, systems disruptions (including as a result of attacks on computer systems, such as ransomware attacks), or labor interruptions, including as a result of disease epidemics and health related concerns (such as the current COVID-19 pandemic), we could experience longer lead times or disruption or delay in distributing our products to our consumers, which could result in consumer dissatisfaction and lost sales. Additionally, we might need to incur significantly higher costs than anticipated to ensure smooth and timely operation. Any of the foregoing could have an adverse effect on the reputation of our brands and our revenue and results of operations.

Future economic conditions, including volatility in the financial and credit markets may adversely affect our business.

Economic conditions in the past have adversely affected, and in the future may adversely affect, our business, our customers and licensees and their businesses, and our financing and other contractual arrangements, including, for example, as a result of the current COVID-19 pandemic. Such conditions, among other things, have resulted, and in the future may result, in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers and licensees, may cause such customers to reduce or discontinue orders of our products and licensed products sold by our licensees, and may result in customers being unable to pay us for products they have purchased from us and licensees being unable to pay us for royalties owed to us. Financial difficulties of customers and licensees may also affect the ability of our customers and licensees to access credit markets or lead to higher credit risk relating to receivables from customers and licensees. Our traditional wholesale customers and our licensees have experienced, and continue to experience, significant business disruptions as a result of the COVID-19 pandemic, with several of our wholesale customers in North America filing for bankruptcy in 2020, which has had, and continues to have an adverse impact on our results of operations.

Future volatility in the financial and credit markets, including the recent volatility due, in part, to the COVID-19 pandemic, could make it more difficult for us to obtain financing or refinance existing debt when the need arises, including upon maturity, which for our senior unsecured credit facilities is currently scheduled for April 2024 and for our 3 5/8% senior notes is July 2024, or on terms that would be acceptable to us.

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

The majority of our apparel, footwear and accessories are produced by and purchased or procured from independent manufacturers located in countries in Asia, South America, Europe, the Middle East, North America, Africa, Central America and the Caribbean. Although no single supplier or country is or is expected to become critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:
•political or labor instability or military conflict involving any of the countries in which we, our contractors, or our suppliers operate, which could cause a delay in the transportation of our products and raw materials to us and an increase in transportation costs;
•heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundments of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;
•a significant decrease in availability or increase in cost of raw materials, including commodities (particularly cotton), or the ability to use raw materials produced in a country that is a major provider due to political, human rights, labor, environmental, animal cruelty or other concerns;
•a significant decrease in factory and shipping capacity or increase in demand for such capacity;
•a significant increase in wage and shipping costs;
•natural disasters, which could result in closed factories and scarcity of raw materials;
•disease epidemics and health related concerns, such as the current COVID-19 pandemic, which could result in (and in the case of the pandemic, has resulted in certain of the following) closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•the migration and development of manufacturers, which could affect where our products are or are planned to be produced;
•the adoption of regulations, quotas and safeguards relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;
•the implementation of new or increased duties, taxes and other charges on imports; and
•the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions, such as the listing of a person or entity as a SDN (Specially Designated Nationals and Blocked Persons) by the United States Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders (“WROs”) by the United States Customs and Border Patrol.

The United States government imposed additional tariffs in 2018 and 2019 on a variety of imports from China, including certain categories of apparel, footwear and accessories, and has threatened increased tariffs on goods imported into the United States from China and Vietnam. China and Vietnam are significant sourcing countries of apparel, footwear and accessories for us globally and for most of our licensees. We imported approximately $30 million and $136 million of inventory into the United States from China and Vietnam, respectively, in 2020. Accordingly, any tariffs on apparel, footwear and accessories imported from China and Vietnam into the United States result in an increase in our cost of goods sold for that product. We continuously look for alternative sourcing options, but we may not be able to shift from China and Vietnam production of inventory bound for the United States. In addition, higher costs in sourcing from other countries, including because others in the industry are looking to move production for the same reason, may make the move price-prohibitive. We may not be able to pass the entire cost increase resulting from the tariffs onto consumers or could choose not to. Any increase in prices to consumers could have an adverse impact on our direct sales to consumers, as well as sales by our wholesale customers and our licensees. Any adverse impact on such sales or increase in our cost of goods sold could have a material adverse effect on our business and results of operations.

Various actions by the United States Government (including SDN designations and issuances of WROs), have prohibited or limited the business that companies like us and, in many cases, our business partners, can conduct with numerous individuals, companies and entities who operate in Xinjiang Province, China, as well as the use of cotton grown in Xinjiang. These and other actions have affected and could continue to affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. These and related matters also have been subject to significant scrutiny and contention in China, the United States and elsewhere, resulting in criticism against multinational companies, including us. As a consequence, these matters (and matters like them) have the potential to affect our revenue and the reputation of our brands and us. In addition, while we make efforts to confirm that SDNs, people and materials covered by WROs, and other sanctioned people and materials are not present in our supply chain, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly with SDNs or other sanctioned persons or in banned materials.

If our suppliers, licensees, or other business partners, or the suppliers used by our licensees fail to use legal and ethical business practices, our business could suffer.

We require our suppliers, licensees and other business partners, and the suppliers used by our licensees, to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices. We audit, or have third parties audit, the operations of these independent parties to determine compliance. We were a member of the Accord on Fire and Building Safety in Bangladesh and are a member of its successor, the mission of each of which is to improve fire and building safety in Bangladesh’s apparel factories. We also collaborate with factories, suppliers, industry participants and other stakeholders to improve the lives of the workers and others in our sourcing communities. However, we do not control our business partners, or the suppliers used by our licensees, including with respect to their labor, manufacturing and other business practices.

If any of these suppliers or business partners violates labor, environmental, building and fire safety, or other laws or implements labor, manufacturing or other business practices that are generally regarded as unethical, the shipment of finished products to us or our customers could be interrupted, orders could be canceled and relationships could be terminated. Further, we could be prohibited from importing goods by governmental authorities. In addition, we could be the focus of adverse publicity and our reputation and the reputation of our brands could be damaged. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

We are dependent on third parties to source and manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our businesses.

We rely upon independent third parties for the manufacturing of the vast majority of our apparel, footwear and accessories. A manufacturer’s failure to ship products to us in a timely manner, as has occurred, and may occur in the future, as a result of the COVID-19 pandemic, or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenue and, consequently, our results of operations.

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

We operate a limited number of distribution facilities and also engage independently operated distribution facilities around the world to warehouse and ship products to our customers and our retail stores, as well as perform related logistics services. Our ability to meet the needs of our wholesale customers and of our retail stores depends on the proper operation of our primary facilities. If any of our primary facilities were to shut down or otherwise become inoperable or inaccessible, including as a result of disease epidemics and other health-related concerns, such as the COVID-19 pandemic, we could have a substantial loss of inventory or disruptions of deliveries to our customers and our stores, incur significantly higher costs or experience longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could materially and adversely affect our business, financial condition and operating results.

A portion of our revenue is dependent on royalties and licensing.

The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensee, whether due to the termination or expiration of the relationship, the cessation of the licensee’s operations or otherwise (including as a result of financial difficulties of the licensee), without an equivalent replacement, or a significant decline in our licensees’ sales, for example as has occurred as a result of the COVID-19 pandemic, could materially impact our profitability.

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

Competition is intense in the apparel industry. We compete with numerous domestic and foreign designers, brand owners, manufacturers and retailers of apparel, accessories and footwear, some of which have greater resources than we do. We also face increased competition from online retailers in the digital channel, which is characterized by low barriers to entry. In addition, in certain instances, we compete directly with our wholesale customers, as they also sell their own private label products in their stores and online. We compete within the apparel industry primarily on the basis of:
•anticipating and responding to changing consumer tastes, demands and shopping preferences in a timely manner and developing distinctive, attractive, quality products;
•maintaining favorable brand recognition and relevance, including through digital brand engagement and online and social media presence;
•appropriately pricing products and creating an acceptable value proposition for customers;
•providing strong and effective marketing support;
•ensuring product availability and optimizing supply chain efficiencies with third party suppliers and retailers; and
•obtaining sufficient retail floor space at retail and effective presentation of our products at retail, on digital commerce sites operated by our department store customers and pure play digital commerce retailers, and on our digital commerce sites.

The failure to compete effectively or to keep pace with rapidly changing markets could have a material adverse effect on our business, financial condition and results of operations.

Our profitability may decline as a result of increasing pressure on margins.

The apparel industry, particularly in the United States (our largest market), is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products, retailer demands for allowances, incentives and other forms of economic support, and changes in consumer demand including, for example, as has occurred as a result of the COVID-19 pandemic. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our profitability to decline if we are unable to appropriately manage inventory levels or offset price reductions with sufficient reductions in product costs or operating expenses. This could have a material adverse effect on our results of operations, liquidity and financial condition.

If we are unable to manage our inventory effectively and accurately forecast demand for our products, our results of operations could be materially adversely affected.

We have made and continue to make investments in our supply chain management systems and processes that enable us to respond more rapidly to changes in sales trends and consumer demands and enhance our ability to manage inventory. However, we cannot assure you that we will be able to anticipate and respond successfully to changing consumer tastes and style trends or economic conditions and, as a result, we may not be able to manage inventory levels to meet our future order requirements. If we are unable to or fail to accurately forecast consumer demand, including, for example, as has occurred as a result of the COVID-19 pandemic, we may at times experience excess inventory levels or a shortage of product required to meet demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on the reputation of our brands and our profitability. If we underestimate consumer demand for our products, we may not have sufficient inventories of product to meet consumer requirements in a timely manner, which could result in lost revenues, as well as damage to our reputation and relationships.

Acquisitions may not be successful in achieving intended benefits, cost savings and synergies.

Acquisitions have been a consistent part of our growth. Prior to completing any acquisition, our management team identifies expected synergies, cost savings and growth opportunities but, due to legal and business limitations, we may not have access to all necessary information. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:
•failure to implement our business plan for the combined business;
•delays or difficulties in completing the integration of acquired companies or assets;
•higher than expected costs, lower than expected cost savings or a need to allocate resources to manage unexpected operating difficulties;
•unanticipated issues in integrating systems and operations;
•diversion of the attention and resources of management;
•assumption of liabilities not identified in due diligence;
•the impact on our or an acquired business’ internal controls and compliance with the requirements under applicable regulation; and
•other unanticipated issues, expenses and liabilities.
We have completed acquisitions that have not performed as well as initially expected or have not fully achieved expected benefits and we cannot assure you that any acquisition will not have a material adverse impact on our financial condition and results of operations.

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

Financial Risks

Our level of debt could impair our financial condition and ability to operate.

We had outstanding as of January 31, 2021 an aggregate principal amount of $3.579 billion of indebtedness under our senior unsecured credit facilities, our senior unsecured notes and our unsecured debentures. Our level of debt could have important consequences to investors, including:
•requiring a substantial portion of our cash flows from operations be used for the payment of interest on our debt, thereby reducing the funds available to us for our operations or other capital needs;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate because our available cash flow after paying principal and interest on our debt may not be sufficient to make the capital and other expenditures necessary to address these changes;
•increasing our vulnerability to general adverse economic and industry conditions because, during periods in which we experience lower earnings and cash flows, such as has occurred during the COVID-19 pandemic, we will be required to devote a proportionally greater amount of our cash flow to paying principal and interest on our debt;
•limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions, contributions to our pension plans and general corporate requirements;
•placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, share repurchases, dividend payments, contributions to pension plans and general corporate requirements; and
•leaving us vulnerable to increases in interest rates with respect to borrowings we make at variable interest rates, including under our senior unsecured credit facilities, to the extent they are not subject to an interest rate swap agreement.

In addition, our interest rate swap agreements as well as a portion of the borrowings under our senior unsecured credit facilities that have variable interest rates are tied to the London Interbank Offered Rate (“LIBOR”). The Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. However, the Intercontinental Exchange (“ICE”) Benchmark Administration, in its capacity as administrator of LIBOR, has announced it intends to extend publication of United States dollar LIBOR (other than one-week and two-month tenors) to June 2023. We cannot predict the consequences and timing of these developments, which could include an increase in interest expense and also may require the amendment of contracts that reference LIBOR.

Our ability to maintain compliance with the financial covenants under our senior unsecured credit facilities may be adversely affected by future economic conditions.

We are required under the terms of our senior unsecured credit facilities to comply with certain financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. In June 2020, given the disruption to our business caused by the COVID-19 pandemic, and prior to any potential covenant violation, we amended our senior unsecured credit facilities to provide temporary relief under these financial covenants and replaced them with a minimum liquidity covenant through and including the second quarter of fiscal 2021 in order to provide operating flexibility during this period.

A prolonged disruption to our business, including as a result of the COVID-19 pandemic, may impact our ability to comply with such covenants in the future. Non-compliance with our financial covenants would constitute an event of default under the terms of our senior unsecured credit facilities, which may result in an acceleration of payment to the lenders, which in turn could trigger defaults under our other debt facilities.

Any additional covenant waivers that may be required under our senior unsecured credit facilities may lead to fees associated with obtaining the waiver, increased costs, increased interest rates, additional restrictive covenants and other lender protections that would be applicable to us under these facilities, and such increased costs, restrictions and modifications may be significant. In addition, our ability to provide additional lender protections under these facilities if necessary, including the granting of security interests in collateral, will be limited by the restrictions under our other debt facilities. There can be no assurance that we would be able to obtain future waivers in a timely manner, on terms acceptable to us, or at all. If we were not able to obtain a covenant waiver in the future under our senior unsecured credit facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facilities.

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

The translational impact refers to the impact that changes in exchange rates can have on our results of operations and financial position. The functional currencies of our foreign subsidiaries are generally the applicable local currencies. Our consolidated financial statements are presented in United States dollars. The results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period and our assets and liabilities in local foreign currencies are translated into United States dollars using the closing exchange rate at the balance sheet date. Foreign exchange differences that arise from the translation of our foreign subsidiaries’ assets and liabilities into United States dollars are recorded as foreign currency translation adjustments in other comprehensive (loss) income. Accordingly, our other comprehensive (loss) income will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Australian dollar, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies. Our results of operations will be similarly affected by foreign currency translation in periods that we generate income. However, in periods that we generate losses, as we did in 2020, the opposite is true and our results will be favorably impacted by a strengthening United States dollar against the foreign currencies in which we generate losses and unfavorably impacted by a weakening United States dollar against those currencies.

A transactional impact on financial results is common for apparel companies operating outside the United States that purchase goods in United States dollars, as is the case with most of our foreign operations. As with translation, our results of operations will be unfavorably impacted during times of a strengthening United States dollar as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold and favorably impacted during times of a weakening United States dollar as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany transactions and selling, general and administrative (commonly referred to as “SG&A”) expenses. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to eliminate these risks entirely.

We also have exposure to changes in foreign currency exchange rates related to our €1.125 billion aggregate principal amount of euro-denominated senior notes that are held in the United States. During times of a strengthening United States dollar against the euro, we could be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes, whereas during times of a weakening United States dollar against the euro, we could be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes.

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

Our operating performance also may be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year. These gains and losses can be significant and can create volatility in our operating results. As a result of the recent volatility in the financial markets due, in part, to the impact of the COVID-19 pandemic, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2021. We may incur a significant actuarial gain or loss in 2021 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference in the actual and expected return on plan assets.

Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a reporting unit could result in an impairment charge recorded in our operating results, which could be material.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Intangible assets with finite lives also are tested for impairment when events and circumstances indicate the carrying amount may not be recoverable. If the carrying amount of our goodwill or any other intangible assets were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results.

Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as has occurred as a result of the COVID-19 pandemic, may impact (and, in the case of the pandemic, have impacted) our projected cash flows and estimates of weighted average cost of capital, which could result (and, in the case of the pandemic, has resulted) in a material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets (as occurred for some of our goodwill and other intangible assets as a result of the impact of the pandemic).

As of January 31, 2021, we had $2.954 billion of goodwill and $3.518 billion of other intangible assets on our balance sheet, which together represented 49% of our total assets. We determined in the first quarter of 2020 that the significant adverse impacts of the COVID-19 pandemic on our business, including an unprecedented material decline in revenue and earnings and an extended decline in our stock price and associated market capitalization, was a triggering event that required us to perform impairment testing of our goodwill and indefinite-lived intangible assets. The interim testing resulted in us recording $926 million of noncash impairment charges in the first quarter of 2020. We also determined that certain finite-lived intangible assets, which had a relatively short remaining useful life, were not recoverable and, therefore, impaired due to the adverse impacts of the pandemic on the current and projected performance of the underlying businesses and recorded $7 million of noncash impairment charges in the first quarter of 2020 to write down these assets. No further impairments of our goodwill and other intangible assets were recorded in 2020.

Our balance sheet includes a significant amount of long-lived assets in our retail stores, including operating lease right-of-use assets and property, plant and equipment. A decline in the current and projected cash flows in our retail stores could result in impairment charges, which could be material.

Long-lived assets, such as operating lease right-of-use assets and property, plant and equipment in our retail stores, are tested for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset were to exceed its fair value, the asset would be written down to its fair value and an impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions, a shift in consumer buying trends or weaker operating results compared to our expectations, including, for example, as a result of the COVID-19 pandemic, may impact (and, in the case of the pandemic, have impacted) our projected cash flows and estimates of weighted average cost of capital, which could result (and, in the case of the pandemic has resulted) in a potentially material impairment charge if we are unable to recover the carrying value of our long-lived assets. We recorded $75 million of noncash impairment charges in 2020 related to operating lease right-of-use assets and property, plant and equipment in our retail stores, resulting from the adverse impacts of the COVID-19 pandemic on the financial performance of certain of our retail stores and the shift in consumer buying trends from brick and mortar retail stores to digital channels.

Legal and Regulatory Risks

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

Our certificate of incorporation and by-laws contain provisions requiring stockholders who seek to introduce proposals at a stockholders meeting or nominate a person to become a director to provide us with advance notice and certain information, as well as meet certain ownership criteria; permitting the PVH Board of Directors to fill vacancies on the Board; and authorizing the Board of Directors to issue shares of preferred stock without approval of our stockholders. These provisions could have the effect of deterring changes of control.

In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors.

Information Technology and Data Privacy Risks

We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach.

Our ability to manage and operate our business effectively depends significantly on information technology systems, including systems operated by third parties and us and systems that communicate with third parties, including website and mobile applications through which we communicate with our consumers and our employees. We process, transmit, store and maintain information about consumers, employees and other individuals in the ordinary course of business. This includes personally identifiable information protected under applicable laws and the collection and processing of customers’ credit and debit card numbers and reliance on systems maintained by third parties with whom we contract to provide payment processing. The failure of any system to operate effectively or disruption in these systems, which may occur as a result of circumstances beyond our control including fire, natural disasters, power outages and systems disruptions, could require significant remediation costs and adversely impact our operations.

We utilize a risk-based, multi-layered information security approach based on the NIST (National Institute of Standards and Technology) Cybersecurity Framework to identify and address cybersecurity risks. We take measures to protect data and ensure those who use our systems are aware of the importance of protecting our systems and data. These include implementation of security standards, network system security tools, associate training programs and security breach procedures. To measure the effectiveness of these, we perform phishing exercises, tabletop breach exercises and penetration tests. Our mandatory training provided to all associates who have access to our systems includes regular phishing tests and online courses, at least one of which annually is taken by the members of the Board of Directors. Three courses were conducted in 2020, as were six tests. We have an escalating schedule of discipline for test failures, which includes additional training and would ultimately lead to loss of access rights. In addition, to measure and assess compliance, our information security approach is subject to a bi-annual assessment of its maturity within the NIST Cybersecurity Framework by an independent third party consultant.

We generally require third party providers who have access to our systems or receive personally identifiable information or other confidential data to take measures to protect data but have no control over their efforts and are limited in our ability to assess their systems and processes. In cases where third party service organizations process data that affects our financial statements, System and Organization Controls (SOC) 1 reports are obtained and evaluated annually. While we invest, and believe our service providers invest, considerable resources in protecting systems and information, including through training of the people who have access to systems and information, we all are still subject to security events, including but not limited to cybercrimes and cybersecurity attacks, such as those perpetrated by sophisticated and well-resourced bad actors attempting to disrupt operations or access or steal data. Security events may not be detected for an extended period of time, which could compound the scope and extent of the damages and problems. Such security events could disrupt our business, severely damage our reputation and our relationship with consumers, and expose us to risks of litigation and liability. While we maintain insurance coverages, including cybersecurity insurance, it may be unavailable or insufficient to cover all losses or all types of claims. Although we generally require that third party providers with access to our systems and confidential information have insurance coverage for any losses that we may experience as a result of the work they do, the amount that we are able to recover may not fully compensate us for any loss we experience.

We regularly implement new systems and hardware and are currently undertaking a major multi-year SAP S/4 implementation to upgrade our platforms and systems worldwide. The implementation of new software and hardware involves risks and uncertainties that could cause disruptions, delays or deficiencies in the design, implementation or application of these systems including:

•adversely impacting our operations;
•increased costs;
•disruptions in our ability to effectively source, sell or ship our products;
•delays in collecting payments from our customers; and
•adversely affecting our ability to timely report our financial results.

Our business, results of operations and financial condition could be materially adversely affected as a result of these implementations. In addition, intended improvements may not be realized. Our business partners and service providers face the same risks, which could also adversely impact our business and operations.

We are subject to data privacy and security laws and regulations globally, the number and complexity of which are increasing. We may be the subject of enforcement or other legal actions despite our compliance efforts.

We collect, use, store, and otherwise process or rely upon access to data, including personally identifiable information, of consumers, employees, and other individuals in the daily conduct of our business. There have been significant developments in the area of data privacy and cybersecurity law and regulation. Significant laws, such as the European Union’s General Data Protection Regulation, the Brazilian General Data Protection Law, the California Consumer Privacy Act/California Privacy Rights Act and the Virginia Consumer Data Protection Act, have been enacted and are being proposed. These laws and regulations have caused and could continue to cause us to change the way we operate, including in a less efficient manner, in order to comply with these laws. We have a data privacy compliance program and, as discussed above, have a training program to ensure our associates understand the law and how to protect our confidential data but our compliance efforts are not an assurance that we will not be the subject of regulatory or other legal actions. We could expend significant management and associate time and incur significant cost investigating and defending ourselves against the claims in any such matter, which matters also could result in us being the subject of significant fines, judgments or settlements. In addition, any such claim could give rise to significant reputational damage, whether or not we ultimately are successful in defending ourselves.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties that we occupied as of January 31, 2021 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate and Heritage Brands administrative offices and showrooms	Leased	209,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	474,000
New York, New York	Tommy Hilfiger administrative offices and showrooms	Leased	220,000
Bridgewater, New Jersey	Corporate and retail administrative offices	Leased	285,000
Banksmeadow, Australia	Tommy Hilfiger, Calvin Klein and Heritage Brands administrative offices, showrooms, warehouse and distribution center	Leased	243,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	515,000
Venlo/Oud Gastel/Sevenum, The Netherlands	Warehouse and distribution centers	Leased	2,450,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Palmetto, Georgia	Warehouse and distribution center	Leased	983,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	778,000
Hong Kong SAR, China	Corporate, Tommy Hilfiger and Calvin Klein administrative offices	Leased	163,000
Hawassa, Ethiopia	Manufacturing facility	Leased	152,000

In addition, as of January 31, 2021, we leased certain other administrative offices and showrooms in various domestic and international locations. We also leased and operated as of January 31, 2021 over 1,700 retail locations in the United States, Canada, Europe, Asia-Pacific and Brazil.

Information with respect to maturities of the Company’s lease liabilities in which we are a lessee is included in Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

We are a party to certain litigations which, in management’s judgment based, in part, on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PVH.” Certain information with respect to the dividends declared on our common stock appear in the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest included in Item 8 of this report. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 11, 2021, there were 544 stockholders of record of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
November 2, 2020 -
November 29, 2020	712	$59.60	—	$572,591,498
November 30, 2020 -
January 3, 2021	558	66.42	—	572,591,498
January 4, 2021 -
January 31, 2021	12,228	93.83	—	572,591,498
Total	13,498	$90.89	—	$572,591,498
___________________

(1)Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2020 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

(2)The PVH Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. We suspended share repurchases under our stock repurchase program beginning in March 2020 in order to increase our cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on our business. In addition, we entered into an amendment to our senior unsecured credit facilities in June 2020 under which share repurchases are not permitted until after the relief period (as defined). Our existing stock repurchase program remains authorized by the Board of Directors and we may resume share repurchases after the restrictions under the June 2020 amendment lapse.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the S&P 500 Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended January 31, 2021.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
01/31/16
01/29/17
02/04/18
02/03/19
02/02/20
01/31/21
PVH Corp.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

Value of $100.00 invested after 5 years:

Our Common Stock	$116.98
S&P 500 Index	$211.48
S&P 500 Apparel, Accessories & Luxury Goods Index	$91.33

Item 6. Selected Financial Data

Item 6 of this report is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest global apparel companies in the world and, in March 2020, we marked our 100-year anniversary as a listed company on the New York Stock Exchange. We manage a diversified brand portfolio, including TOMMY HILFIGER, Calvin Klein, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Geoffrey Beene, which are owned, as well as various other owned, licensed and, to a lesser extent, private label brands. We had a perpetual license for Speedo in North America and the Caribbean until April 6, 2020.

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

We generated revenue of $7.1 billion and $9.9 billion in 2020 and 2019, respectively. Over 60% of our revenue in 2020 and over 50% of our revenue in 2019 was generated outside of the United States. Our business was significantly negatively impacted by the COVID-19 pandemic during 2020, resulting in an unprecedented material decline in revenue. Our global lifestyle brands, TOMMY HILFIGER and Calvin Klein, accounted for over 85% of our revenue during 2020 and 2019.

RESULTS OF OPERATIONS

COVID-19 Pandemic Update

The COVID-19 pandemic has had, and is expected to continue to have, a significant impact on our business, results of operations, financial condition and cash flows from operations.

Our retail stores have been, and continue to be, impacted by temporary closures, reduced hours and limited occupancy as a result of the pandemic:

•Virtually all of our retail stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020, but had reopened by mid-June 2020.

•During the fourth quarter of 2020 and into the first quarter of 2021, our retail stores in Europe, North America and certain markets in Asia have faced significant pressure as a result of resurgences in COVID-19 cases there, including additional temporary store closures, particularly in Europe and Canada. Approximately 70% of our stores in Europe were temporarily closed throughout the fourth quarter of 2020. Approximately 75% of our stores in Europe were temporarily closed earlier in the first quarter of 2021 and 50% are currently closed.

In addition, our North America retail stores have been, and continue to be, challenged by the lack of international tourists coming to the United States, as stores located in international tourist destinations represent a significant portion of that business.

Our brick and mortar wholesale customers and licensing partners also have experienced significant business disruptions as a result of the pandemic, with several of our North America wholesale customers filing for bankruptcy. Our wholesale customers and franchisees globally generally have experienced temporary store closures at the same time as us. Although most of our wholesale customers’ and franchisees’ stores had reopened the majority of their locations across all regions by mid-June, there was a significant level of inventory that remained in their stores. The elevated inventory levels, as well as lower traffic and consumer demand throughout the year, resulted in a sharp reduction in shipments to these customers in 2020.

Our digital channels, which have historically represented a less significant portion of our overall business, have experienced strong growth during 2020 both with respect to sales to our traditional and pure play wholesale customers, as well as within our own directly operated digital commerce businesses across all brand businesses and regions; these favorable trends have continued into 2021.

The COVID-19 pandemic also has impacted, and continues to impact, some of our suppliers, including third-party manufacturers, logistics providers and other vendors, with some operating at reduced capacity. A current vessel and container shortage globally is leading to delayed Spring 2021 inventory receipts and, in turn, has delayed deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses, which is impacting our inventory and sales volume during the first quarter of 2021. In addition, the shipping disruption occurring as a result of the temporary blockage of the Suez Canal, while unrelated to the pandemic specifically, may also result in delays which impact our business, although currently such impact is expected to be minimal. We continue to monitor these delays and other potential disruptions in our supply chain and will implement mitigation plans if needed.

Throughout the pandemic, our top priority has been to ensure the health and safety of our associates, consumers and employees of our business partners around the world. Accordingly, we have implemented health and safety measures to support high standards in our retail stores, office and distribution centers, including temporary closures, reduced occupancy levels, and social distancing and sanitization measures, as well as changes to fitting room use in our stores. We have incurred and expect to continue to incur additional costs associated with these measures.

We took the following actions starting in the first quarter of 2020 to reduce our operating expenses in response to the pandemic: (i) reducing payroll costs, including temporary furloughs, salary and incentive compensation reductions, decreased working hours, and hiring freezes, as well as taking advantage of COVID-related government payroll subsidy programs primarily in international jurisdictions, (ii) eliminating or reducing expenses in all discretionary spending categories and (iii) reducing rent expense through rent abatements negotiated with landlords for certain stores affected by temporary closures. In addition, we announced in July 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape, including (i) a reduction in our North America office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions, which is expected to result in annual cost savings of approximately $80 million, and (ii) the exit from our Heritage Brands Retail business by mid-2021. While certain of these initiatives were substantially completed in 2020, we continue to manage our cost structure proactively into 2021. We announced in March 2021 plans to reduce our workforce in certain international markets and to reduce our real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million.

We also have taken and continue to take actions to manage our working capital and liquidity. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

The impacts of the COVID-19 pandemic resulted in an unprecedented material decline in our revenue and earnings in 2020, including $1.021 billion of pre-tax noncash impairment charges recognized during the year, primarily related to goodwill, tradenames and other intangible assets, and store assets. There continues to be uncertainty with respect to the impact of the COVID-19 pandemic on our business and the businesses of our licensees and wholesale customers, and our revenue and earnings in 2021 may be subject to significant material change. We currently expect the pandemic will continue to negatively impact our revenue and earnings in 2021, particularly in the first quarter due to ongoing store closures, predominantly in Europe. Despite these store closures in Europe, we expect our international businesses to exceed 2019 pre-pandemic revenue levels in the first half of 2021. Our North America businesses are expected to remain challenged throughout 2021 as international tourism, which is the source of a significant portion of regional revenue, is not expected to return to any significant level until the end of the year.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,730 Company-operated free-standing retail store locations worldwide under our TOMMY HILFIGER, Calvin Klein and certain of our heritage brands trademarks, (b) approximately 1,425 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide under our TOMMY HILFIGER and Calvin Klein trademarks and in the United States through our directly operated digital commerce sites for Van Heusen, IZOD, and, until April 6, 2020, Speedo. We announced in July 2020 a plan to exit our Heritage Brands Retail business, which will result in the closing of 162 heritage brands stores by mid-2021. Approximately 40 of these stores had been closed by the end of 2020. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail. Our Heritage Brands Retail segment will cease operations following the closure of our directly operated Heritage Brands Retail stores.

The following actions and transactions have impacted our results of operations and the comparability among the years, including our 2021 expectations as compared to 2020, as discussed below:

•We announced in March 2021 plans to reduce our workforce in certain international markets and to reduce our real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million. We expect to incur pre-tax costs of approximately $70 million in 2021 in connection with these actions, of which approximately $30 million is expected to be noncash.

•We announced in July 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape including (i) a reduction in our office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions (the “North America workforce reduction”), which is expected to result in annual cost savings of approximately $80 million, and (ii) the exit from our Heritage Brands Retail business by mid-2021. We recorded pre-tax costs of $69 million during 2020, including (i) $40 million related to the North America workforce reduction, primarily consisting of severance, and (ii) $29 million in connection with the exit from the Heritage Brands Retail business, consisting of $15 million of severance, $7 million of noncash asset impairments and $7 million of accelerated amortization of lease assets and other costs. We expect to incur additional pre-tax costs of approximately $21 million in 2021 in connection with the Heritage Brands Retail business closure, primarily consisting of severance, accelerated amortization of lease assets and contract termination and other costs. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We completed the Speedo transaction in April 2020 for net proceeds of $169 million. Upon the closing of the transaction, we deconsolidated the net assets of the Speedo North America business. We recorded a pre-tax noncash loss of $142 million in the fourth quarter of 2019, when the transaction was announced, consisting of (i) a noncash impairment of our perpetual license right for the Speedo trademark and (ii) a noncash loss to reduce the carrying value of the business to its estimated fair value, less costs to sell. We recorded an additional pre-tax noncash loss of $3 million in the first quarter of 2020 upon the closing of the transaction, consisting of (i) a $6 million noncash loss resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020, partially offset by (ii) a $3 million gain on our retirement plans. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We completed a transaction in 2019 in connection with which we terminated early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses in order to consolidate the socks and hosiery businesses for all of our brands in the United States and Canada in a newly formed joint venture, PVH Legwear, and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. We own a 49% economic interest in PVH Legwear. PVH Legwear was formed with a wholly owned subsidiary of our former heritage brands trademarks socks and hosiery licensee, and has licensed from us since December 2019 the rights to distribute and sell TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s socks and hosiery in the United States and Canada. We recorded a pre-tax charge of $60 million in 2019 in connection with these actions.

•We completed the Australia acquisition and the TH CSAP acquisition in the second quarter of 2019. Prior to the closing of the Australia acquisition, we, along with Gazal, jointly owned and managed a joint venture, PVH Australia, which licensed and operated businesses under the TOMMY HILFIGER, Calvin Klein and Van Heusen brands, along with other owned and licensed brands. PVH Australia came under our full control as a result of the acquisition and we now operate directly those businesses. The aggregate net purchase price for the shares acquired was $59 million, net of cash acquired and after taking into account the proceeds from the divestiture to a third party of an office building and warehouse owned by Gazal in June 2019. Additionally, pursuant to the terms of the acquisition agreement, key executives of Gazal and PVH Australia exchanged a portion of their interests in Gazal for approximately 6% of the outstanding shares of our previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business, for which we recognized a liability on the date of the acquisition. We settled in June 2020 a portion of the liability for this mandatorily redeemable non-controlling interest for $17 million. The remaining liability, which is payable in the second quarter of 2021, was $24 million as of January 31, 2021, based on exchange rates in effect on that date. We completed the TH CSAP acquisition for $74 million, as a result of which we now operate directly the Tommy Hilfiger retail business in the Central and Southeast Asia market. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

In connection with the Australia and TH CSAP acquisitions, we recorded an aggregate net pre-tax gain of $83 million during 2019, including (i) a noncash gain of $113 million to write up our previously held equity investments in Gazal and PVH Australia to fair value, partially offset by (ii) $21 million of costs, primarily consisting of noncash valuation adjustments and one-time expenses recorded on our equity investments in Gazal and PVH Australia prior to the Australia acquisition closing, and (iii) a $9 million expense recorded in interest expense resulting from the remeasurement of the mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition. We recorded a pre-tax expense of $5 million during 2020 in interest expense resulting from the remeasurement of the mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

•We entered into a licensing agreement in May 2019 with G-III for the design, production and wholesale distribution of Calvin Klein Jeans women’s jeanswear collections in the United States and Canada, which resulted in the discontinuation of our directly operated Calvin Klein North America women’s jeanswear wholesale business in 2019.

•We closed our TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) in the first quarter of 2019 and recorded pre-tax costs of $55 million, primarily consisting of noncash lease asset impairments. Please see Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the noncash lease asset impairments.

•We announced in January 2019 a restructuring in connection with strategic changes for our Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes included (i) the closure of the CALVIN KLEIN 205 W39 NYC brand (formerly Calvin Klein Collection), (ii) the closure of the flagship store on Madison Avenue in New York, New York, (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. All costs related to this restructuring were incurred by the end of 2019. We recorded pre-tax costs of $103 million during 2019 in connection with the Calvin Klein restructuring, consisting of a $30 million noncash lease asset impairment resulting from the closure of the flagship store on Madison Avenue in New York, New York, $26 million of contract termination and other costs, $26 million of severance, $13 million of inventory markdowns and $9 million of other noncash asset impairments. We recorded pre-tax costs of $41 million in the fourth quarter of 2018, consisting of $27 million of severance, $7 million of noncash asset impairments, $4 million of contract termination and other costs and $2 million of inventory markdowns.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our revenue is unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and favorably impacted during times of a weakening United States dollar against those currencies. Our earnings are similarly affected by foreign currency translation in periods that we generate income. However, in periods that we generate losses, as we did in 2020, the opposite is true and our results are favorably impacted by a strengthening United States dollar against the foreign currencies in which we generate losses and unfavorably impacted by a weakening United States dollar against those currencies. Over 60%

of our 2020 revenue was subject to foreign currency translation. The United States dollar strengthened against most major currencies in 2019 and into the first half of 2020, but then weakened against those currencies in the latter half of 2020, particularly the euro, which is the foreign currency we transact the most business. As a result, foreign currency translation had a slight positive impact on our revenue and net loss in 2020 as compared to 2019. We currently expect our 2021 revenue and net income to increase by approximately $180 million and $20 million, respectively, due to the impact of foreign currency translation.

There is also a transactional impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. Our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations in the year following their inception, as the underlying inventory hedged by the contracts is sold. Our 2020 net loss was negatively impacted compared to 2019 as a result of this foreign currency transactional impact. We currently expect our 2021 net income to increase by approximately $30 million due to the transactional impact of foreign currency.

Further, we have exposure to changes in foreign currency exchange rates related to our €1.125 billion aggregate principal amount of senior notes that are held in the United States. The strengthening of the United States dollar against the euro would require us to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments, whereas the weakening of the United States dollar against the euro would require us to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments. We designated the carrying amount of these senior notes issued by PVH Corp., a U.S. based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings at the end of each period is recorded in equity.

Retail comparable store sales discussed below refer to sales from Company-operated retail stores that have been open and operated by us for at least 12 months, as well as sales from Company-operated digital commerce sites for those businesses and regions that have operated the related digital commerce site for at least 12 months. Sales from retail stores and Company-operated digital commerce sites that are shut down during the year are excluded from the calculation of retail comparable store sales. Sales for retail stores that are relocated, materially altered in size or closed for a prolonged period of time and sales from Company-operated digital commerce sites that are materially altered are also excluded from the calculation of retail comparable store sales until such stores or sites have been in their new location or in their newly renovated state, as applicable, for at least 12 months. Retail comparable store sales are based on local currencies and comparable weeks. Due to the extensive temporary store closures in 2020, retail comparable store sales are not reported for 2020, as we do not believe this metric would be meaningful.

The following table summarizes our statements of operations in 2020, 2019 and 2018:

	2020	2019	2018
(Dollars in millions)
Net sales	$6,799	$9,400	$9,154
Royalty revenue	260	380	376
Advertising and other revenue	74	129	127
Total revenue	7,133	9,909	9,657
Gross profit	3,777	5,388	5,308
% of total revenue	53.0%	54.4%	55.0%
SG&A	3,983	4,715	4,433
% of total revenue	55.8%	47.6%	45.9%
Goodwill and other intangible asset impairments	933	—	—
Non-service related pension and postretirement (income) cost	(76)	90	5
Debt modification and extinguishment costs	—	5	—
Other noncash loss, net	3	29	—
Equity in net (loss) income of unconsolidated affiliates	(5)	10	21
(Loss) income before interest and taxes	(1,072)	559	892
Interest expense	125	120	121
Interest income	4	5	5
(Loss) income before taxes	(1,193)	444	776
Income tax (benefit) expense	(56)	29	31
Net (loss) income	(1,137)	415	745
Less: Net loss attributable to redeemable non-controlling interest	(1)	(2)	(2)
Net (loss) income attributable to PVH Corp.	$(1,136)	$417	$746

Total Revenue

Total revenue was $7.133 billion in 2020, $9.909 billion in 2019 and $9.657 billion in 2018. The decrease in revenue of $2.776 billion, or 28%, in 2020 as compared to 2019 was due to the impacts of the COVID-19 pandemic on our business and included the aggregate effect of the following items:

•The reduction of an aggregate $1.075 billion of revenue, or a 23% decrease compared to the prior year, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a positive impact of $98 million, or 2%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 13% (including a 3% positive foreign currency impact). Revenue in our Tommy Hilfiger North America segment decreased 41%.

•The reduction of an aggregate $1.029 billion of revenue, or a 28% decrease compared to the prior year, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a positive impact of $40 million, or 1%, related to foreign currency translation. Calvin Klein International segment revenue decreased 16% (including a 2% positive foreign currency impact). Revenue in our Calvin Klein North America segment decreased 43%.

•The reduction of an aggregate $672 million of revenue, or a 44% decrease compared to the prior year, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, which included a 12% decline resulting from the April 2020 sale of the Speedo North America business.

Our 2020 revenue included a 30% decline in our wholesale sales and a 25% decline in our direct to consumer retail revenue, which included a 69% increase in sales through our directly operated digital commerce businesses driven by strong growth across all brand businesses and regions. Our sales through digital channels as a percentage of total revenue, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, doubled in 2020 as compared to 2019.

The increase in revenue of $252 million, or 3%, in 2019 as compared to 2018 was due principally to the effect of the following items:

•The net addition of an aggregate $367 million of revenue, or an 8% increase over the prior year, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $129 million, or 3%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 15% (including a 5% negative foreign currency impact), driven principally by outperformance in Europe and the addition of revenue resulting from the Australia and TH CSAP acquisitions. Tommy Hilfiger International comparable store sales increased 9%, including a benefit of 4% from sales on our digital commerce sites. Revenue in our Tommy Hilfiger North America segment decreased 1%, as growth in the North America wholesale business was more than offset by a 6% decline in Tommy Hilfiger North America comparable store sales due to weakness in traffic and consumer spending trends, especially in stores located in international tourist locations.

•The net reduction of an aggregate $63 million of revenue, or a 2% decrease compared to the prior year, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $85 million, or 2%, related to foreign currency translation. Calvin Klein International segment revenue increased 3% (including a 4% negative foreign currency impact), as continued solid growth in Europe and the addition of revenue resulting from the Australia acquisition were partly offset by the negative impacts of (i) softness experienced in Asia due, in part, to the business disruptions caused by the protests in Hong Kong SAR and the trade tensions between the United States and China and (ii) the reduction of revenue resulting from the Calvin Klein Collection closure. Calvin Klein International comparable store sales decreased 1%. Revenue in our Calvin Klein North America segment decreased 7%, driven by the effect of the G-III license and a 2% decrease in Calvin Klein North America comparable store sales due to weakness in traffic and consumer spending trends, especially in stores located in international tourist locations.

•The reduction of an aggregate $52 million of revenue, or a 3% decrease compared the prior year, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, primarily due to weakness in the North America wholesale business and a 2% decline in comparable store sales.

We currently expect that revenue in 2021 will continue to be impacted negatively by the COVID-19 pandemic, particularly in the first quarter due to ongoing store closures, predominantly in Europe. Despite these store closures in Europe, we currently expect our international businesses to exceed 2019 pre-pandemic revenue levels in the first half of 2021. Our North America businesses are expected to remain challenged as international tourism, which is the source of a significant portion of regional revenue, is not expected to return to any significant level until the end of the year. We currently expect revenue for the full year 2021 to increase 22% to 24% compared to 2020, inclusive of a positive impact of approximately 3% related to foreign currency translation. Our 2021 revenue outlook does not contemplate new or extended broad shutdowns under government orders, or any new temporary store closures beyond what is already known and may be subject to significant material change as a result of the occurrence of any of these uncontemplated events. There continues to be uncertainty in 2021 with respect to the impact of the pandemic on our business and the businesses of our licensees and other business partners.

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

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross margin for 2020, 2019 and 2018:

	2020	2019	2018
Components of revenue:
Net sales	95.3%	94.9%	94.8%
Royalty, advertising and other revenue	4.7	5.1	5.2
Total	100.0%	100.0%	100.0%
Gross margin	53.0%	54.4%	55.0%

Gross profit in 2020 was $3.777 billion, or 53.0% of total revenue, as compared to $5.388 billion, or 54.4% of total revenue, in 2019. The 140 basis point decrease in gross margin was primarily driven by (i) increased promotional selling and inventory liquidation as a result of the impact of the COVID-19 pandemic on the business, (ii) increased promotional selling and inventory liquidation in conjunction with the planned exit from our Heritage Brands Retail business and (iii) the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold, partially offset by (iv) the impact of a change in revenue mix of our International and North America segments, as our International segments revenue was a larger proportion in 2020 than in 2019, and generally carry higher gross margins.

Gross profit in 2019 was $5.388 billion, or 54.4% of total revenue, as compared to $5.308 billion, or 55.0% of total revenue, in 2018. The 60 basis point decrease in gross margin was principally driven by (i) a gross margin decline in our Tommy Hilfiger North America business due to more promotional selling as compared to the prior year, (ii) the impact of additional inventory reserves recorded in the fourth quarter of 2019 in anticipation of lower 2020 sales trends as a result of the onset of the COVID-19 outbreak, (iii) short-lived noncash inventory valuation adjustments recorded in connection with the Australia and TH CSAP acquisitions, and (iv) the negative impact of tariffs imposed on goods imported from China into the United States. These decreases were partially offset by the impact of a change in revenue mix of our International and North America segments, as our International segments revenue was a larger proportion in 2019 than in 2018, and generally carry higher gross margins, as well as gross margin improvements realized in our Calvin Klein North America business.

We currently expect that gross margin in 2021 will increase as compared to 2020 primarily due to (i) a significant reduction in the level of promotional selling and inventory liquidation as compared to 2020, as our inventories were significantly lower as of year-end 2020, (ii) the favorable impact of the weaker United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the decreased local currency value of inventory results in lower cost of goods in local currency when the goods are sold and (iii) the impact of a change in revenue mix of our International and North America segments, as our International segments revenue is expected to be a larger proportion in 2021 than in 2020, and generally carry higher gross margins. There continues to be uncertainty with respect to the impact of the COVID-19 pandemic on our business and the businesses of our licensees and other business partners, and our gross margin may be subject to significant material change.

SG&A Expenses

Our SG&A expenses were as follows:

	2020	2019	2018
(In millions)
SG&A expenses	$3,983	$4,715	$4,433
% of total revenue	55.8%	47.6%	45.9%

SG&A expenses in 2020 were $3.983 billion, or 55.8% of total revenue, as compared to $4.715 billion, or 47.6% of total revenue in 2019. The significant basis point increase was principally attributable to (i) the deleveraging of expenses driven by the significant decline in revenue resulting from the COVID-19 pandemic, (ii) the pre-tax noncash impairments of our store assets resulting from the impacts of the pandemic on our business, (iii) costs incurred in connection with the planned exit from our Heritage Brands Retail business, (iv) additional accounts receivable losses recorded as a result of the pandemic, (v) additional expenses associated with pandemic-related health and safety measures and (vi) the impact of the change in revenue mix of our International and North America segments, as our International segments revenue was a larger proportion in 2020 than in 2019, and generally carry higher SG&A expenses as percentages of total revenue. These increases were partially offset by (i) a reduction in expenses as a result of the cost savings initiatives we implemented in April 2020, including temporary furloughs, salary and incentive compensation reductions, and lower discretionary spending, (ii) pandemic-related government payroll subsidy programs primarily in international jurisdictions, as well as rent abatements negotiated with certain of our landlords, and (iii) the absence in 2020 of costs that were incurred in 2019 in connection with the Calvin Klein restructuring, the Socks and Hosiery transaction and the TH U.S store closures.

SG&A expenses in 2019 were $4.715 billion, or 47.6% of total revenue, as compared to $4.433 billion, or 45.9% of total revenue in 2018. The 170 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to (i) an increase in costs incurred in connection with the Calvin Klein restructuring, (ii) the costs incurred in connection with the Socks and Hosiery transaction, and (iii) the costs incurred in connection with the TH U.S. store closures. Also contributing to the increase was the impact of the change in revenue mix of our International and North America segments, as our International segments revenue was a larger proportion in 2019 than in 2018, and generally carry higher SG&A expenses as percentages of total revenue.

We currently expect that SG&A expenses as a percentage of revenue in 2021 will decrease as compared to 2020 primarily as a result of (i) the leveraging of expenses driven by an expected increase in revenue as compared to the prior year, (ii) cost savings resulting from the North America workforce reduction, (iii) the absence in 2021 of accounts receivable losses recorded in 2020 as a result of the COVID-19 pandemic, and (iv) the absence in 2021 of noncash store asset impairments recorded in 2020 resulting from the impacts of the pandemic on our business. These decreases are expected to be partially offset by (i) the absence in 2021 of pandemic-related government payroll subsidy programs, as well as rent abatements, (ii) the absence in 2021 of temporary cost savings initiatives implemented during the first quarter of 2020 in response to the pandemic, including temporary furloughs, and salary and incentive compensation reductions, (iii) the net impact of our planned reductions in our workforce in certain international markets and in our real estate footprint, (iv) the impact of the change in revenue mix of our International and North America segments, as our International segments revenue is expected to be a larger proportion in 2021 than 2020, and generally carry higher SG&A expenses as percentages of total revenue. There continues to be uncertainty with respect to the impact of the COVID-19 pandemic on our business in 2021 and our SG&A expenses may be subject to significant material change.

Goodwill and Other Intangible Asset Impairments

We recorded noncash impairment charges of $933 million during 2020 resulting from the impacts of the COVID-19 pandemic on our business, including $879 million related to goodwill and $54 million related to other intangible assets, primarily our ARROW and Geoffrey Beene tradenames. The impairments resulted from interim impairment assessments of our goodwill and other intangible assets, which we were required to perform in the first quarter of 2020 due to the adverse impacts of the pandemic on our then current and estimated future business results and cash flows, as well as the significant decrease in our market capitalization as a result of a sustained decline in our common stock price. No impairment of goodwill and other intangible assets resulted from our annual impairment test in the third quarter of 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Non-Service Related Pension and Postretirement (Income) Cost

Non-service related pension and postretirement (income) in 2020 was $(76) million as compared to non-service related pension and postretirement cost of $90 million and $5 million in 2019 and 2018, respectively. Non-service related pension and postretirement (income) in 2020 included an actuarial gain on our retirement plans of $65 million. Non-service related pension and postretirement cost in 2019 and 2018 included actuarial losses on our retirement plans of $98 million and $15 million, respectively.

Please see Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Non-service related pension and postretirement (income) cost recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement (income) for 2021 will be approximately $(16) million. However, our expectation of 2021 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets due, in part, to the impact of the COVID-19 pandemic, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2021. We may incur a significant actuarial gain or loss in 2021 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference in the actual and expected return on plan assets. Our actual 2021 non-service related pension and postretirement (income) cost may be significantly different than our projections.

Debt Modification and Extinguishment Costs

We incurred costs totaling $5 million in 2019 in connection with the refinancing of our senior credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

Other Noncash Loss, Net

We recorded a noncash loss of $3 million in the first quarter of 2020 in connection with the Speedo transaction.

We recorded a noncash loss of $142 million in the fourth quarter of 2019 in connection with the then-pending Speedo transaction to reduce the carrying value of the business to its estimated fair value, less costs to sell, which included a noncash impairment of our perpetual license right for the Speedo trademark.

We recorded a noncash gain of $113 million in the second quarter of 2019 to write up our previously held equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition.

Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these transactions.

Equity in Net Income (Loss) of Unconsolidated Affiliates

The equity in net (loss) income of unconsolidated affiliates was a $(5) million loss in 2020 as compared to $10 million and $21 million of income in 2019 and 2018, respectively. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and other licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India (our two prior joint ventures in India merged in the third quarter of 2020), (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada that began operations in December 2019, (v) PVH Australia (prior to acquiring it on May 31, 2019 through the Australia acquisition) and (vi) our investments in Gazal (prior to acquiring it on May 31, 2019 through the Australia acquisition) and Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) (prior to its impairment in the first quarter of 2020). Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our investment in Karl Lagerfeld.

The equity in net (loss) income for 2020 decreased as compared to 2019 primarily due to (i) a $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld recorded in the first quarter of 2020 resulting from the impacts of the COVID-19 pandemic on its business, and (ii) a reduction in income on our investments due to the negative impacts of the COVID-19 pandemic on our unconsolidated affiliates’ businesses, partially offset by (iii) income on our investment in PVH Legwear in 2020. The equity in net income for 2019 decreased as compared to 2018, primarily due to having only a partial year of income from our investments in Gazal and PVH Australia. Our investments in the continuing joint ventures are being accounted for under the equity method of accounting. Subsequent to the closing of the Australia acquisition, we began to consolidate the operations of Gazal and PVH Australia into our financial statements. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

We currently expect that our equity in net income (loss) of unconsolidated affiliates for 2021 will increase as compared to 2020 primarily due to the absence in 2021 of the $12 million noncash impairment of our investment in Karl Lagerfeld recorded in the first quarter of 2020.

Interest Expense, Net

Interest expense, net increased to $121 million in 2020 from $115 million in 2019 primarily due to (i) the issuance in April 2020 of an additional €175 million principal amount of 3 5/8% senior unsecured notes due 2024 and in July 2020 of $500 million principal amount of 4 5/8% senior unsecured notes due 2025, partially offset by (ii) lower interest rates on our senior unsecured credit facilities as compared to 2019. Also included in interest expense, net in 2020 and 2019 were expenses of $5 million and $9 million, respectively, resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

Interest expense, net decreased to $115 million in 2019 from $116 million in 2018 primarily due to (i) lower interest rates on our senior unsecured credit facilities as compared to 2018, partially offset by (ii) a $9 million expense resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

Interest expense, net in 2021 is currently expected to be approximately $110 million compared to $121 million in 2020 primarily due to (i) the impact of planned long-term debt repayments in 2021, including a $400 million voluntary repayment made in March 2021 and (ii) the absence in 2021 of a $5 million expense resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition, as the measurement period ended in 2020, partially offset by (iii) a full year impact in 2021 of the issuance of senior unsecured notes in April 2020 and July 2020.

Income Taxes

Income tax (benefit) expense was as follows:

	2020	2019	2018
(Dollars in millions)
Income tax (benefit) expense	$(56)	$29	$31
Income tax as a % of pre-tax (loss) income	4.7%	6.5%	4.0%

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which includes various income tax provisions aimed at providing economic relief. There was a slight favorable cash flow impact in 2020 as a result of the deferral of income tax payments under the CARES Act. We also considered the significant adverse impact of the pandemic on our business in assessing the realizability of our deferred tax assets. Based on this assessment, we determined that no additional valuation allowances were needed against our deferred tax assets. However, we will continue to monitor the impacts on our ability to realize our deferred tax assets.

The United States Tax Cuts and Job Act of 2017 (the “U.S. Tax Legislation”) was enacted on December 22, 2017. The U.S. Tax Legislation is comprehensive and significantly revised the United States tax code. We completed our final analysis of the impacts of the U.S. Tax Legislation in the fourth quarter of 2018 and recorded a net tax benefit of $25 million to adjust the provisional amount recorded in 2017, during the measurement period allowed by the Securities and Exchange Commission. The $25 million net tax benefit included the release of a $26 million valuation allowance on our foreign tax credits, partially offset by a $2 million expense related to the remeasurement of our net United States deferred tax liabilities.

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings are in international jurisdictions, particularly in the Netherlands and Hong Kong SAR, where income tax rates, coupled with special rates levied on income from certain of our jurisdictional activities, are lower than the United States statutory income tax rate. We expect to benefit from these special rates until 2022.

Our effective income tax benefit rate for 2020 was lower than the United States statutory income tax rate primarily due to (i) the unfavorable impact of the $879 million of pre-tax goodwill impairment charges, which were mostly non-deductible, and resulted in a 13.3% decrease to our effective income tax rate, (ii) the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”), (iii) the mix of foreign and domestic pre-tax results and (iv) a $33 million expense related to the remeasurement of certain of our net deferred tax liabilities in connection with the legislation enacted in the Netherlands known as the “2021 Dutch Tax Plan,” which became effective on January 1,

2021 and resulted in a decrease to our effective income tax rate of 2.8%, partially offset by (v) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in an increase to our effective income tax rate of 2.1%.

The effective income tax rate for 2020 was 4.7% compared to 6.5% in 2019. The effective income tax rate for 2020 reflected a $(56) million income tax benefit recorded on $(1.193) billion of pre-tax losses. The effective income tax rate for 2019 reflected a $29 million income tax expense recorded on $444 million of pre-tax income. The 2020 effective income tax rate was lower than the effective income tax rate for 2019 primarily due to (i) the impact of the $879 million of pre-tax goodwill impairment charges, which were mostly non-deductible and (ii) a reduction in certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation and the settlement of a multi-year audit from an international jurisdiction in 2019. The variance between the 2020 and 2019 effective income tax rates is also affected by the substantial change in our pre-tax (loss) income. As a result, the effect that discrete tax amounts have on the effective income tax rate in each year is not comparable.

Our effective income tax rate for 2019 was lower than the United States statutory income tax rate primarily due to (i) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation and the settlement of a multi-year audit from an international jurisdiction, which together resulted in a benefit to our effective income tax rate of 11.8%, and (ii) the favorable impact of a tax exemption on the noncash gain recorded to write-up our existing equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition, which resulted in a 5.4% benefit to our effective income tax rate.

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

Our effective income tax rate for 2018 was lower than the United States statutory income tax rate primarily due to (i) a $41 million benefit from the remeasurement of certain of our net deferred tax liabilities in connection with the enactment of the 2019 Dutch Tax Plan, which resulted in a benefit to our effective income tax rate of 5.3%, (ii) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a benefit to our effective income tax rate of 3.7%, (iii) a net tax benefit of $25 million recorded in 2018 to adjust the provisional amount recorded in 2017 in connection with the U.S. Tax Legislation, which resulted in a benefit to our effective income tax rate of 3.2%, and (iv) the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

We currently expect that our effective income tax rate in 2021 will be in a range of 17.5% to 19.5%. Our expectation that our effective income tax rate in 2021 will be lower than the United States statutory income tax rate is principally due to the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions. There continues to be uncertainty with respect to the impact of the COVID-19 pandemic on our business and results of operations, which could affect our current expectation of our effective income tax rate in 2021.

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

The net loss attributable to the redeemable non-controlling interest in PVH Ethiopia was immaterial in 2020, 2019 and 2018. We currently expect that the net loss attributable to the redeemable non-controlling interest for 2021 will also be immaterial. Please see Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Update

The COVID-19 pandemic had a significant impact on our business, results of operations, financial condition and cash flows in 2020. We currently expect the pandemic will continue to impact our cash flows from operations in 2021, including as a result of its impacts on our 2021 revenue and earnings. Given the unprecedented effects of the pandemic on our business, we took the following actions to positively impact our financial position in 2020:

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
•Suspended our cash dividend beginning with the second quarter of 2020.
•Suspended share repurchases under the stock repurchase program in March 2020, following $111 million in repurchases completed earlier in the first quarter of 2020.
•Focused management of our working capital, with particular focus on inventories, including reducing and cancelling inventory commitments, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as extending payment terms with our suppliers.
•Reduced capital expenditures in 2020 to $227 million from $345 million in 2019.

We ended 2020 with $1.7 billion of cash on hand and approximately $1.5 billion of borrowing capacity available under our various debt facilities. Our cash position allowed us to make a voluntary long-term debt repayment of $400 million in March 2021. We believe that we have taken and continue to take appropriate actions to manage our working capital and liquidity through the uncertainty related to the COVID-19 pandemic and are continuously reevaluating all aspects of our spending and cash flow generation as the situation evolves.

Cash Flow Summary and Trends

Cash and cash equivalents at January 31, 2021 was $1.651 billion, an increase of $1.148 billion from the $503 million at February 2, 2020. The change in cash and cash equivalents included the impact of (i) $111 million of common stock repurchases under the stock repurchase program, (ii) $169 million of net proceeds in connection with the Speedo transaction, (iii) $186 million of net proceeds from the issuance of an additional €175 million principal amount of 3 5/8% senior notes due 2024 and (iv) $494 million of net proceeds from the issuance of $500 million principal amount of 4 5/8% senior notes due 2025.

Cash flow in 2021 will be impacted by various factors in addition to those noted above and below in this “Liquidity and Capital Resources” section, including (i) planned voluntary long-term debt repayments of approximately $700 million, including the $400 million voluntary repayment made in March 2021, and (ii) remaining mandatory long-term debt repayments of approximately $23 million, subject to exchange rate fluctuations. There continues to be uncertainty in 2021 with respect to the impacts of the COVID-19 pandemic. Our cash flows may be subject to material significant change, including as a result of the impacts of the pandemic on our 2021 earnings, delays in collection of, or inability to collect on, certain trade receivables, and other working capital changes that we may experience as a result of the pandemic. We continue to evaluate our capital allocation, including stock repurchases and reinstating dividends on our common stock.

As of January 31, 2021, approximately $678 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely outside of the United States substantially all of our earnings in foreign subsidiaries. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $698 million in 2020 compared to $1.020 billion in 2019. The decrease in cash provided by operating activities as compared to 2019 was primarily driven by a significant decrease in net (loss) income as adjusted for noncash charges, partially offset by a favorable change in our working capital, including favorable changes in (i) trade receivables, primarily driven by a decline in our wholesale revenue, (ii) inventories, primarily due to focused management of our inventory, including reducing and cancelling inventory commitments and increased promotional selling, and (iii) accounts payable, primarily due to extended vendor payment terms. Our cash flows from operations in 2020 were significantly impacted by widespread temporary store closures and other significant adverse impacts of the COVID-19 pandemic. In an effort to mitigate the impacts of the pandemic and preserve liquidity, we have focused and continue to focus on working capital management, in particular tightly managing inventories, which in 2020 included reducing and cancelling inventory commitments, increasing promotional selling, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as extending payment terms with our suppliers.

In connection with our 2013 acquisition of Calvin Klein, Inc. and certain affiliated companies, we were obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein were made were wholesale sales by us and our licensees and other partners to retailers. Contingent purchase price payments totaled $16 million in 2018. The final payment due to Mr. Klein was made in the second quarter of 2018.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities in our consolidated statements of cash flows. We have been informed by the third party administrators of the SCF program that suppliers had elected to sell approximately $320 million of our payment obligations that were outstanding as of January 31, 2021 to financial institutions and approximately $810 million had been settled through the program during 2020.

Capital Expenditures

Our capital expenditures in 2020 were $227 million compared to $345 million in 2019 as a result of our decision to limit discretionary spending to preserve cash. More specifically, we limited capital expenditures in 2020 to certain minimum required expenditures in our retail stores and expenditures for projects then in progress, primarily related to (i) investments to support the multi-year upgrade of our platforms and systems worldwide and (ii) enhancements to our warehouse and distribution network. We currently expect that capital expenditures for 2021 will be in a range of $300 million to $325 million and will include continued investments in (i) platforms and systems worldwide, including our digital commerce platforms, and (ii) enhancements to our warehouse and distribution network.

Investments in Unconsolidated Affiliates

We own a 49% economic interest in PVH Legwear. We made payments of $2 million and $28 million to PVH Legwear during 2020 and 2019, respectively, to contribute our share of the joint venture funding.

We held an approximately 22% ownership interest in Gazal and a 50% ownership interest in PVH Australia prior to May 31, 2019. These investments were accounted for under the equity method of accounting until the closing of the Australia acquisition on May 31, 2019, on which date we derecognized our equity investments in Gazal and PVH Australia and began to consolidate the operations of Gazal and PVH Australia into our financial statements. We received aggregate dividends of $6 million and $8 million from Gazal and PVH Australia during 2019 and 2018, respectively.

We, along with Grupo Axo, S.A.P.I. de C.V., formed a joint venture (“PVH Mexico”) in 2016, in which we own a 49% economic interest. We received dividends of $7 million from PVH Mexico during 2019.

Payments made to contribute our share of the joint ventures funding are included in our net cash used by investing activities in our Consolidated Statements of Cash Flows for the respective period. The dividends received from our investments in unconsolidated affiliates are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Speedo Transaction

We completed the sale of our Speedo North America business to Pentland on April 6, 2020 for net proceeds of $169 million. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

TH CSAP Acquisition

We completed the acquisition of the Tommy Hilfiger retail business in Central and Southeast Asia on July 1, 2019 for $74 million. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Acquisition of the Geoffrey Beene Tradename

We acquired the Geoffrey Beene tradename on April 20, 2018 for $17 million, of which $16 million was paid in cash. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Australia Acquisition

We completed the Australia acquisition on May 31, 2019. This transaction resulted in a net cash payment of $59 million, including (i) a payment of $118 million, net of cash acquired of $7 million, as cash consideration for the acquisition and (ii) proceeds of $59 million related to the sale of an office building and warehouse owned by Gazal. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Mandatorily Redeemable Non-Controlling Interest

The Australia acquisition agreement provided for key executives of Gazal and PVH Australia to exchange a portion of their interests in Gazal for approximately 6% of the outstanding shares of our previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. We are obligated to purchase this 6% interest within two years of the acquisition closing in two tranches. We purchased for $17 million (based on exchange rates in effect on the payment date) tranche 1 (50% of the shares) on the first anniversary of the closing, as the holders did not exercise their option to defer half of this tranche to tranche 2. We will purchase tranche 2, consisting of all remaining shares, on the second anniversary of the closing. The purchase price for the tranche 1 and tranche 2 shares is based on a multiple of the subsidiary’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) less net debt as of the end of the measurement year, and the multiple varies depending on the level of EBITDA compared to a target. The $17 million payment we made in 2020 for the tranche 1 shares was presented in the Consolidated Statement of Cash Flows as follows: (i) $13 million as a financing cash flow, which represents the initial fair value of the liability recognized for the tranche 1 shares on the acquisition date, and (ii) $5 million, attributable to interest, as an operating cash flow.

The liability for the mandatorily redeemable non-controlling interest was $24 million as of January 31, 2021 based on exchange rates in effect on that date, which is payable in the second quarter of 2021 for the purchase of the tranche 2 shares, and was included in accrued expenses in our Consolidated Balance Sheet. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Dividends

Dividends on common stock totaled $3 million, $11 million and $12 million in 2020, 2019 and 2018, respectively.

We suspended our dividends following the payment of a $0.0375 per common share dividend on March 31, 2020 in order to increase our cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on our business. Under the terms of the June 2020 Amendment, we are not permitted to declare or pay dividends during the relief period (as defined below). Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion. Future determinations regarding the declaration and payment of dividends will be at the discretion of the PVH Board of Directors and will depend on the then-existing conditions, including our results of operations, capital requirements, financial condition, any limitations on payment of dividends under the terms of our credit facilities and other relevant factors.

Acquisition of Treasury Shares

The Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

We suspended share repurchases under the stock repurchase program beginning in March 2020, following the purchase of 1.4 million shares in open market transactions for $111 million completed earlier in the first quarter, in order to increase our cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on our business. Under the terms of the June 2020 Amendment, we are not permitted to make share repurchases during the relief period. Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion. The existing stock repurchase program remains authorized by the Board of Directors and we may resume share repurchases after the restrictions under the June 2020 Amendment lapse.

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

During 2019 and 2018, we purchased approximately 3.4 million shares and 2.2 million shares, respectively, of our common stock under the program in open market transactions for $325 million and $300 million, respectively. Purchases of $500,000 that were accrued for in the Consolidated Balance Sheet as of February 2, 2020 were paid in the first quarter of 2020. Purchases of $2 million that were accrued for in the Consolidated Balance Sheet as of February 4, 2018 were paid in 2018. As of January 31, 2021, the repurchased shares were held as treasury stock and $573 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows at the end of 2020 and 2019:

(In millions)	1/31/21	2/2/20
Short-term borrowings	$—	$50
Current portion of long-term debt	41	14
Finance lease obligations	13	15
Long-term debt	3,514	2,694
Stockholders’ equity	4,730	5,811

In addition, we had $1.651 billion and $503 million of cash and cash equivalents as of January 31, 2021 and February 2, 2020, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2019 Senior Unsecured Credit Facilities.” We had no borrowings outstanding under these facilities as of January 31, 2021. We borrowed $746 million under these facilities in March 2020 as a precautionary measure in order to increase our cash position and preserve liquidity, given the uncertainty of the COVID-19 pandemic, and repaid $578 million as of the end of the first quarter of 2020. We repaid the remaining outstanding balance under these facilities during the second quarter of 2020. We had no borrowings outstanding under these facilities as of February 2, 2020.

We also have the ability to draw revolving borrowings under our 364-day unsecured revolving credit facility discussed below in the section entitled “2020 Unsecured Revolving Credit Facility.” We had no borrowings outstanding under this facility during 2020.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $250 million based on exchange rates in effect on January 31, 2021 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of January 31, 2021 and $50 million outstanding under these facilities as of February 2, 2020. The weighted average interest rate on funds borrowed as of February 2, 2020 was 2.56%. The maximum amount of borrowings outstanding under these facilities during 2020 was $97 million.

Commercial Paper

We have the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of January 31, 2021 and February 2, 2020. The maximum amount of borrowings temporarily outstanding under the program during 2020 was $165 million.

The commercial paper program allows for borrowings of up to $675 million to the extent that we have borrowing capacity under the United States dollar-denominated revolving credit facility included in the 2019 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675 million. We borrowed an aggregate $660 million under the commercial paper program and the United States dollar-denominated portion of the revolving credit facility in the first quarter of 2020 as a precautionary measure in order to increase our cash position and preserve liquidity, given the uncertainty of the COVID-19 pandemic, and repaid $450 million as of the end of the first quarter of 2020. We repaid the remaining outstanding balance during the second quarter of 2020.

2020 Unsecured Revolving Credit Facility

On April 8, 2020, we entered into a 364-day $275 million United States dollar-denominated unsecured revolving credit facility (the “2020 facility”). We may increase the commitment under the 2020 facility by an aggregate amount not to exceed $100 million, subject to certain customary conditions. The 2020 facility will mature on April 7, 2021. We paid in 2020 $2 million of debt issuance costs in connection with the 2020 facility.

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

The current applicable margin with respect to the borrowings as of January 31, 2021 was 2.250% for adjusted Eurocurrency rate loans and 1.250% for base rate loans. The applicable margin for borrowings is subject to adjustment based upon our public debt rating after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

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

Finance Lease Obligations

Our cash payments for finance lease obligations totaled $5 million in each of 2020, 2019 and 2018.

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

We had loans outstanding of $1.609 billion, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, no borrowings outstanding under the senior unsecured revolving credit facilities and $18 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of January 31, 2021.

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

We made payments of $14 million on our term loans under the 2019 facilities during 2020. We made payments of $71 million on our term loans under the 2019 facilities and repaid the 2016 facilities in connection with the refinancing of the senior credit facilities during 2019. We made payments of $150 million during 2018 on our term loans under the 2016 facilities.

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

The current applicable margin with respect to the TLA facilities and each revolving credit facility as of January 31, 2021 was 1.625% for adjusted Eurocurrency rate loans and 0.625% for base rate or Canadian prime rate loans, which reflects an increase of 0.25% as set forth in the June 2020 Amendment (as defined below). The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio, except during the relief period (as defined below), or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during 2020, 2019 and 2018:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of January 31, 2021	Fixed Rate	Expiration Date
March 2020	February 2021	$50	$—	0.562%	February 2023
February 2020	February 2021	50	—	1.1625%	February 2023
February 2020	February 2020	50	50	1.2575%	February 2023
August 2019	February 2020	50	50	1.1975%	February 2022
June 2019	February 2020	50	50	1.409%	February 2022
June 2019	June 2019	50	50	1.719%	July 2021
January 2019	February 2020	50	50	2.4187%	February 2021
November 2018	February 2019	139	117	2.8645%	February 2021
October 2018	February 2019	116	50	2.9975%	February 2021
June 2018	August 2018	50	50	2.6825%	February 2021
June 2017	February 2018	306	—	1.566%	February 2020

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

Our 2019 facilities require us to comply with customary affirmative, negative and financial covenants including a minimum interest coverage ratio and a maximum net leverage ratio. Given the disruption to our business caused by the COVID-19 pandemic and to ensure financial flexibility, we amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate is delivered for the second quarter of 2021 (the “relief period”) unless we elect earlier to terminate the relief period and satisfy the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provides for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments requires that we suspend payments of dividends on our common stock and purchases of shares under our stock repurchase program during the relief period. The June 2020 Amendment also provides that during the relief period the applicable margin will be increased 0.25%. In addition, under the June 2020 Amendment, in the event there is a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) we must cause each of our wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2019 facilities and (ii) we and each subsidiary guarantor will be required to grant liens in favor of the collateral agent on substantially all of our respective assets (subject to customary exceptions). As of January 31, 2021, we were in compliance with all applicable financial and non-financial covenants (as amended) under these facilities.

We expect to maintain compliance with the financial covenants (as amended) under the 2019 facilities for at least the next 12 months based on our current forecasts. If the impacts of the COVID-19 pandemic on our business worsen and our earnings and operating cash flows do not recover as currently estimated by us, there can be no assurance that we will be able to maintain compliance with our financial covenants (as amended) in the future. There can be no assurance that we would be able to obtain future waivers in a timely manner, on terms acceptable to us, or at all. If we were not able to maintain compliance or obtain a future covenant waiver under our credit facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facilities.

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

4 5/8% Senior Notes Due 2025

We issued on July 10, 2020, $500 million principal amount of 4 5/8% senior notes due July 10, 2025. The interest rate payable on the notes is subject to adjustment if either Standard & Poor’s or Moody’s, or any substitute rating agency, as defined in the indenture governing the notes, downgrades the credit rating assigned to the notes. We paid $6 million of fees in connection with the issuance of the notes. We may redeem some or all of these notes at any time prior to June 10, 2025 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after June 10, 2025 at their principal amount plus any accrued and unpaid interest.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of January 31, 2021, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of January 31, 2021, our issuer credit was rated BBB- by Standard & Poor’s with a negative outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt.

Contractual Obligations

The following table summarizes, as of January 31, 2021, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2021	2022-2023	2024-2025	Thereafter
(In millions)
Long-term debt(1)	$3,579	$41	$334	$2,476	$728
Interest payments on long-term debt	448	106	199	97	46
Operating and finance leases(2)	2,144	493	685	410	557
Inventory purchase commitments(3)	771	771
Minimum contractual royalty payments(4)	16	8	8
Non-qualified supplemental defined benefit plan(5)	7	1	1	1	4
Information-technology, sponsorships and other commitments(6)	84	69	15
Total contractual cash obligations	$7,049	$1,489	$1,242	$2,984	$1,335
______________________
(1)At January 31, 2021, the outstanding principal balance under our senior unsecured Term Loan A facilities was $1.614 billion, which requires mandatory payments through April 29, 2024 (according to the mandatory repayment schedules). We also had outstanding $100 million of 7 3/4% debentures due November 15, 2023, $637 million of 3 5/8% senior unsecured euro notes due July 15, 2024, $500 million of 4 5/8% senior unsecured notes due July 10, 2025 and $728 million of 3 1/8% senior unsecured euro notes due December 15, 2027.
(2)We lease Company-operated free-standing retail store locations, warehouses, distribution centers, showrooms, office space and a factory in Ethiopia, as well as certain equipment and other assets. Please see Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(3)Represents contractual commitments that are enforceable and legally binding for goods on order and not received or paid for as of January 31, 2021. Inventory purchase commitments also include fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. Substantially all of these goods are expected to be received and the related payments are expected to be made in 2021. This amount does not include foreign currency forward exchange contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(4)Our minimum contractual royalty payments arise under several license agreements we have with third parties, each of which has different terms. Agreements typically require us to make minimum payments to the licensors of the licensed trademarks based on expected or required minimum levels of sales of licensed products, as well as additional royalty payments based on a percentage of sales when our sales exceed such minimum sales. Certain of our license agreements require that we pay a specified percentage of net sales to the licensor for advertising and promotion of the licensed products, in some cases requiring a minimum amount to be paid. Any advertising payments, with the exception of minimum payments to licensors, are excluded from the minimum contractual royalty payments shown in the table. There is no guarantee that we will exceed the minimum payments under any of these license agreements.
(5)We have an unfunded, non-qualified supplemental defined benefit plan covering certain retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with us, the participant has been in such plan for at least 10 years and has attained age 55.
(6)Information-technology, sponsorships and other commitments represent future cash obligations related to (i) information-technology related service agreements, (ii) sponsorship and advertising agreements, including agreements relating to our sponsorship of Mercedes-AMG Petronas Motorsport in Formula OneTM racing and certain other similar sponsorships, as well as agreements with celebrities and models and (iii) the mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition, of which the portion related to tranche 1 shares was paid in 2020 and the portion related to tranche 2 shares is payable in 2021 and is included in the table above. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Not included in the above table are contributions to our qualified defined benefit pension plans, or payments to employees and retirees in connection with our unfunded supplemental executive retirement, supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans, together with the liability for the non-qualified supplemental defined benefit plans included in the above table, are presented in Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. Currently, we do not expect to make any material contributions to our pension plans in 2021. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $157 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $45 million of asset retirement obligations related to leased office and retail store locations due to the uncertainty of timing of future cash outflows associated with such obligations. Please see Note 22, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK

Financial instruments held by us as of January 31, 2021 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of January 31, 2021. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. The potential for a significant decrease in short-term interest rates is low due to the currently low rates of return we are receiving on our cash and cash equivalents and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at January 31, 2021, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $1.7 million annually. Borrowings under the 2019 facilities and 2020 facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2019 facilities and 2020 facility expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of January 31, 2021, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, approximately 70% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our long-term debt position at January 31, 2021, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $500,000 annually. Please refer to “Liquidity and Capital Resources” above for further discussion of our credit facilities and interest rate swap agreements.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Over 60% of our $7.133 billion of revenue in 2020 and over 50% of our $9.909 billion of revenue in 2019 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

Foreign exchange differences that arise from the translation of our foreign subsidiaries’ assets and liabilities into United States dollars are recorded as foreign currency translation adjustments in other comprehensive income (loss). Accordingly, our other comprehensive income (loss) will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Australian dollar, the Canadian dollar and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies. Our results of operations will be similarly affected by foreign currency translation in periods that we generate income. However, in periods that we generate losses, as we did in 2020, the opposite is true and our results are favorably impacted by a strengthening United States dollar against the foreign currencies in which we generate losses and unfavorably impacted by a weakening United States dollar against those currencies.

Foreign currency translation had a slight positive impact on our revenue and net loss in 2020 as compared to 2019. We currently expect our 2021 revenue and net income to increase by approximately $180 million and $20 million, respectively, due to the impact of foreign currency translation.

In 2020, we recognized favorable foreign currency translation adjustments of $279 million within other comprehensive income (loss) principally driven by a weakening of the United States dollar against the euro of 10% since February 2, 2020. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 38% of our $6.5 billion total goodwill and other intangible assets as of January 31, 2021. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Our 2020 net loss was negatively impacted compared to 2019 as a result of this foreign currency transactional impact. We currently expect our 2021 net income to increase by approximately $30 million due to the transactional impact of foreign currency.

Given our foreign currency forward exchange contracts outstanding at January 31, 2021, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $105 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we designated the carrying amount of our €1.125 billion aggregate principal amount of senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $135 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes.

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2021 net benefit cost related to the pension plans of approximately $7 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2021 net benefit cost of approximately $48 million.

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

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for substantially all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends, inventory aging and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable. We believe that all inventory write-downs required at January 31, 2021 have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the COVID-19 pandemic, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—We determined during 2020, 2019 and 2018 that certain long-lived assets were not recoverable, which resulted in us recording impairment charges. The long-lived asset impairments in 2020, primarily related to certain retail store and shop-in-shop assets, including property, plant and equipment and operating lease-right-of-use assets, were as a result of the significant adverse impacts of the COVID-19 pandemic on our business, the impact of the shift in consumer buying trends from our brick and mortar retail stores to digital channels, and our decision in July 2020 to exit from the Heritage Brands Retail business by mid-2021. We also determined during 2020 that certain finite-lived customer relationship intangible assets were impaired due to the adverse impacts of the pandemic on the current and projected performance of the underlying businesses. The long-lived asset impairments in 2019 and 2018, primarily related to certain retail store and shop-in-shop assets, including property, plant and equipment and operating lease right-of-use assets, were primarily as a result of the closure of certain flagship and anchor stores in the United States and the financial performance in certain of our retail stores and shop-in-shops.

In addition, we determined during 2020 that our equity method investment in Karl Lagerfeld was impaired as a result of the adverse impacts of the pandemic on recent and projected business results.

In order to calculate these impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. Undiscounted future cash flows were estimated using current sales trends and other factors and, in the case of operating lease right-of-use assets, using estimated market rents. If different assumptions had been used, the recorded impairment charges could have been significantly higher or lower. Please see Note 5, “Investments in Unconsolidated Affiliates,” Note 7, “Goodwill and Other Intangible Assets,” and Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the circumstances surrounding these impairments and the assumptions related to the impairment charges.

Allowance for credit losses on trade receivables—Trade receivables, as presented in our Consolidated Balance Sheets, are net of an allowance for credit losses. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of our customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as our expectations of conditions in the future. Because we cannot predict future changes in economic conditions and in the financial stability of our customers with certainty, including as a result of uncertainties surrounding the ongoing effects of the COVID-19 pandemic, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for credit losses.

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

We assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill and other indefinite-lived intangible assets. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting units or indefinite-lived intangible assets. Qualitative factors that we consider as part of our assessment include a change in our market capitalization and its implied impact on reporting unit fair value, a change in our weighted average cost of capital, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. If we perform the quantitative test for any reporting units or indefinite-lived intangible assets, we generally use a discounted cash flow method to estimate fair value. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar analysis and valuations. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potential impairment charge if we are unable to recover the carrying value of our goodwill and other indefinite-lived intangible assets. For goodwill, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For indefinite-lived intangible assets, an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. Our policy reflects an update to accounting guidance adopted in the first quarter of 2020 that eliminated the previous requirement to calculate the implied fair value of goodwill to measure the amount of the goodwill impairment charge, if any, under a second step to the goodwill impairment test. Please see the “Recently Adopted Accounting Guidance” section of Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Goodwill Impairment Testing

2020 Goodwill Interim Impairment Test

We determined in the first quarter of 2020 that the significant adverse impact of the COVID-19 pandemic on our business, including an unprecedented material decline in revenue and earnings and an extended decline in our stock price and associated market capitalization, was a triggering event that required us to perform a quantitative interim goodwill impairment test. As a result of the interim test performed, we recorded $879 million of noncash impairment charges in the first quarter of 2020, which was included in goodwill and other intangible asset impairments in our Consolidated Statement of Operations. The impairment charges, which related to the Heritage Brands Wholesale, Calvin Klein Retail North America, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International reporting units, were recorded to our segments as follows: $198 million in the Heritage Brands Wholesale segment, $287 million in the Calvin Klein North America segment, and $394 million in the Calvin Klein International segment.

Of these reporting units, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International were determined to be partially impaired. The remaining carrying amount of goodwill allocated to these reporting units as of the date of our interim test was $162 million, $143 million and $347 million, respectively. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate assumptions for these businesses would result in a change to the estimated fair value of the reporting units of approximately $80 million, $20 million and $140 million, respectively. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting units of approximately $60 million, $15 million and $125 million, respectively. While these reporting units were not determined to be fully impaired in the first quarter of 2020, they may be at risk of further impairment in the future if the related businesses do not perform as projected, including if they fail to recover as planned following the COVID-19 pandemic, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

With respect to our other reporting units that were not determined to be impaired, the Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount, as of the date of our interim test, of $2,949 million by 5%. The carrying amount of goodwill allocated to this reporting unit was $1,558 million. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate of the Tommy Hilfiger International business would result in a change to the estimated fair value of the reporting unit of approximately $355 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting unit of approximately $320 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired in the first quarter of 2020, it may be at risk of future impairment if the related business does not perform as projected, including if it fails to recover as planned following the COVID-19 pandemic, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

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

2020 Goodwill Annual Impairment Test

For the 2020 annual goodwill impairment test performed as of the beginning of the third quarter of 2020, we elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than the carrying amount.

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

2019 Goodwill Annual Impairment Test

For the 2019 annual goodwill impairment test performed as of the beginning of the third quarter of 2019, we elected to bypass the qualitative assessment for all reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of our reporting units. The annual goodwill impairment test during 2019 yielded estimated fair values in excess of the carrying amounts for all of our reporting units and therefore the second step of the quantitative goodwill impairment test (under previous accounting guidance in place at the time the test was performed) was not required. The reporting unit with the least excess fair value had an estimated fair value that exceeded its carrying amount by 15%. No impairment of goodwill resulted from our annual impairment test in 2019.

2019 Goodwill Interim Impairment Test

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

Indefinite-Lived Intangible Assets Impairment Testing

2020 Indefinite-Lived Intangible Assets Interim Impairment Test

We determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on our business was a triggering event that prompted the need to perform interim impairment testing of our indefinite-lived intangible assets. For the TOMMY HILFIGER, Calvin Klein, Van Heusen, Warner’s and Olga tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India, we elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of our prior annual indefinite-lived intangible asset impairment test in 2019 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 85% as of the date of our 2019 annual test. Considering this and other factors, we determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test in the first quarter of 2020 was not required.

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

The $47 million of impairment charges recorded in the first quarter of 2020 was included in goodwill and other intangible asset impairments in our Consolidated Statement of Operations and allocated to our Heritage Brands Wholesale segment. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate of the Arrow business would result in a change to the estimated fair value of the tradename of approximately $5 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the ARROW tradename of approximately $5 million. Holding all other assumptions used in the interim test constant, a 100 basis point change to the annual revenue growth rate or weighted average cost of capital in the Geoffrey Beene business would result in an immaterial change to the estimated fair value of the Geoffrey Beene tradename.

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

2020 Indefinite-Lived Intangible Assets Annual Impairment Test

For the 2020 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2020, we elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

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

2019 Indefinite-Lived Intangible Assets Annual Impairment Test

For the 2019 annual impairment test of all indefinite-lived intangible assets performed as of the beginning of the third quarter of 2019, except for the Australia reacquired perpetual license rights, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate fair value. For the Australia reacquired perpetual license rights, since only a few months had passed since the acquisition on May 31, 2019 and the business had performed better than initially expected, we determined qualitatively that it was not more likely than not that the fair value of these reacquired perpetual license rights were less than the carrying amount and concluded that the quantitative impairment test was not required. The fair values of all of our indefinite-lived intangible assets substantially exceeded their carrying amounts, with the exception of the Speedo perpetual license right, which had a fair value that exceeded its carrying amount by 3% at the testing date.

2019 Indefinite-Lived Intangible Assets Interim Impairment Test

In the fourth quarter of 2019, the Speedo transaction was a triggering event that prompted the need to perform an interim impairment test of the Speedo perpetual license right. As a result of this interim test, the perpetual license right was determined to be impaired and an impairment charge of $116 million was recorded to other noncash loss, net in the

Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Speedo transaction.

Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of goodwill and indefinite-lived intangible assets.

There have been no significant events or change in circumstances since the date of the 2020 annual impairment testing that would indicate the remaining carrying amounts of our goodwill and indefinite-lived intangible assets may be impaired as of January 31, 2021. If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There continues to be uncertainty about the impacts of the COVID-19 pandemic on our business and there can be no assurance that the estimates and assumptions used in our goodwill and indefinite-lived intangible assets impairment testing performed in 2020 will prove to be accurate predictions of the future. For example, if general macroeconomic conditions caused by the pandemic do not recover as currently estimated by management or market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, including cost increases or loss of major customers, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, we could incur additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

We revised during each of 2020, 2019 and 2018 the mortality assumptions used to determine our benefit obligations based on recently published actuarial mortality tables. These changes in life expectancy resulted in changes to the period for which we expect benefits to be paid. In each of these years, the decrease in life expectancy decreased our benefit obligations and future expense.

We also periodically review and revise, as necessary, other plan assumptions such as rates of compensation increases, retirement, and termination based on historical experience and anticipated future management actions. We have not historically had significant adjustments to these assumptions.

Actual results could differ from our assumptions, which would require adjustments to our balance sheet and could result in volatility in our future net benefit cost. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2021 net benefit cost related to the pension plans of approximately $7 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2021 net benefit cost of approximately $48 million.

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

Note 13, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth certain significant assumptions used to determine the fair value of our stock options and contingently issuable performance shares.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-66 and F-67.

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

As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve. For a discussion of risks related to the implementation of new systems and hardware, please refer to risk factor “We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach” in Item 1A. Risk Factors of this report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 17, 2021. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Reports” in our proxy statement for the Annual Meeting of Stockholders to be held on June 17, 2021. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to the PVH Board of Directors and with respect to our Audit & Risk Management Committee, our Audit Committee Financial Expert and our Code of Ethics for the Chief Executive and Senior Financial Officers is incorporated herein by reference to the section entitled “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 17, 2021.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation Tables,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Corporate Governance - Committees - Compensation Committee” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 17, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 17, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons” and “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 17, 2021.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditor” in our proxy statement for the Annual Meeting of Stockholders to be held on June 17, 2021.

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

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2020)

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

*10.4
Third Amended and Restated Employment Agreement, dated as of May 20, 2019, between PVH Corp. and Emanuel Chirico (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 22, 2019); Salary reduction consent and waiver, dated as of April 7, 2020, signed by Emanuel Chirico (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020).

*10.5
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

*10.6	PVH Corp. Long-Term Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 26, 2013).

*10.7	PVH Corp. Stock Incentive Plan, as amended and restated effective April 30, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 22, 2020).

*,+10.8	PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective April 30, 2020.

*10.9
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

*10.10
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

*10.11
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

*10.12
Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.13
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

*10.14
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

*10.15
Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

10.16
Credit and Guaranty Agreement, dated as of April 29, 2019, among PVH Corp., PVH Asia Limited, PVH B.V., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, JPMorgan Chase Bank, N.A. as Documentation Agent, Joint Lead Arranger and Joint Lead Bookrunner, Royal Bank of Canada as Documentation Agent, MUFG Securities Americas Inc. as Documentation Agent, US Bancorp as Documentation Agent, Wells Fargo Securities, LLC as Documentation Agent and RBC Capital Markets, LLC as Joint Lead Arranger and Joint Lead Bookrunner (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 5, 2019). First Amendment to Credit Agreement, dated as of June 3, 2020, entered into by and among PVH Corp, PVH Asia Limited, PVH B.V., each Lender party thereto and Barclays Bank PLC as administrative agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended August 2, 2020)

*10.17	Schedule of Non-Management Directors’ Fees, effective June 16, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended July 31, 2016).

*10.18	Schedule of Non-Management Directors’ Fees, effective June 20, 2019.

*10.19
Employment Agreement, dated as of March 20, 2017, between PVH Europe B.V. and Daniel Grieder (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended April 30, 2017). Amendment to Employment Agreement, effective as of May 31, 2020, between PVH B.V. and Daniel Grieder (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020); Salary reduction consent and waiver, dated as of April 7, 2020, signed by Daniel Grieder (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020).

*10.20
European Management Term Sheet, dated as of March 10, 2010, between Phillips-Van Heusen Corporation, Tommy Hilfiger Europe and Daniel Grieder (incorporated by reference to Exhibit 10.28 to our Annual Report on From 10-K for fiscal year ended January 31, 2016).

*10.21
Employment Agreement, effective as of June 3, 2019, between PVH Corp. and Stefan Larsson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 22, 2019). First Amendment to Employment Agreement, dated as of January 27, 2021, between PVH Corp. and Stefan Larsson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 1, 2021).

*10.22	Employment Agreement, dated as of February 14, 2020, between PVH Corp. and Cheryl Abel-Hodges (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2020).

*10.23
Form of salary reduction consent and waiver signed by Stefan Larsson (on April 7, 2020), Michael Shaffer (on April 8, 2020) and Cheryl Abel-Hodges (on April 8, 2020) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020).

10.24
Credit Agreement, dated as of April 8, 2020, among PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner and Truist Bank as Documentation Agent (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020).

*,+10.25	Employment Agreement, dated as of June 2, 2020, between PVH B.V. and Martijn Hagman.

*10.26	Transition Agreement, dated as of January 31, 2021, between PVH Corp. and Emanuel Chirico (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2021).

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

(b)Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

(c)Financial Statement Schedules: See page F-1 for a listing of the consolidated financial statement schedules submitted as part of this report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2021

PVH CORP.

By:	/s/ STEFAN LARSSON
Stefan Larsson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEFAN LARSSON	Director and Chief Executive Officer	March 31, 2021
Stefan Larsson	(Principal Executive Officer)

/s/ MICHAEL SHAFFER	Executive Vice President and Chief Operating &	March 31, 2021
Michael Shaffer	Financial Officer (Principal Financial Officer)

/s/ JAMES W. HOLMES	Senior Vice President and Controller	March 31, 2021
James W. Holmes	(Principal Accounting Officer)

/s/ EMANUEL CHIRICO	Chairman (Director)	March 31, 2021
Emanuel Chirico

/s/ MARY BAGLIVO	Director	March 31, 2021
Mary Baglivo

/s/ BRENT CALLINICOS	Director	March 31, 2021
Brent Callinicos

/s/ GEORGE CHEEKS	Director	March 31, 2021
George Cheeks

/s/ JOSEPH B. FULLER	Director	March 31, 2021
Joseph B. Fuller

/s/ JUDITH AMANDA SOURRY KNOX	Director	March 31, 2021
Judith Amanda Sourry Knox

/s/ V. JAMES MARINO	Director	March 31, 2021
V. James Marino

/s/ GERALDINE (PENNY) MCINTYRE	Director	March 31, 2021
Geraldine (Penny) McIntyre

/s/ AMY MCPHERSON	Director	March 31, 2021
Amy McPherson

/s/ HENRY NASELLA	Director	March 31, 2021
Henry Nasella

/s/ ALLISON PETERSON	Director	March 31, 2021
Allison Peterson

/s/ EDWARD R. ROSENFELD	Director	March 31, 2021
Edward R. Rosenfeld

/s/ CRAIG RYDIN	Director	March 31, 2021
Craig Rydin

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Statements of Operations—Years Ended January 31, 2021, February 2, 2020 and February 3, 2019	F-2

Consolidated Statements of Comprehensive (Loss) Income—Years Ended January 31, 2021, February 2, 2020, and February 3, 2019	F-3

Consolidated Balance Sheets—January 31, 2021 and February 2, 2020	F-4

Consolidated Statements of Cash Flows—Years Ended January 31, 2021, February 2, 2020 and February 3, 2019	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest—Years Ended January 31, 2021, February 2, 2020 and February 3, 2019	F-6

Notes to Consolidated Financial Statements	F-7

Management’s Report on Internal Control Over Financial Reporting	F-66

Reports of Independent Registered Public Accounting Firm	F-67

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-71

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	2020	2019	2018
Net sales	$6,798.7	$9,400.0	$9,154.2
Royalty revenue	260.4	379.9	375.9
Advertising and other revenue	73.5	129.1	126.7
Total revenue	7,132.6	9,909.0	9,656.8
Cost of goods sold (exclusive of depreciation and amortization)	3,355.8	4,520.6	4,348.5
Gross profit	3,776.8	5,388.4	5,308.3
Selling, general and administrative expenses	3,983.2	4,715.2	4,432.8
Goodwill and other intangible asset impairments	933.5	—	—
Non-service related pension and postretirement (income) cost	(75.9)	90.0	5.1
Debt modification and extinguishment costs	—	5.2	—
Other noncash loss, net	3.1	28.9	—
Equity in net (loss) income of unconsolidated affiliates	(4.6)	9.6	21.3
(Loss) income before interest and taxes	(1,071.7)	558.7	891.7
Interest expense	125.5	120.0	120.8
Interest income	4.2	5.3	4.7
(Loss) income before taxes	(1,193.0)	444.0	775.6
Income tax (benefit) expense	(55.5)	28.9	31.0
Net (loss) income	(1,137.5)	415.1	744.6
Less: Net loss attributable to redeemable non-controlling interest	(1.4)	(2.2)	(1.8)
Net (loss) income attributable to PVH Corp.	$(1,136.1)	$417.3	$746.4
Basic net (loss) income per common share attributable to PVH Corp.	$(15.96)	$5.63	$9.75
Diluted net (loss) income per common share attributable to PVH Corp.	$(15.96)	$5.60	$9.65

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	2020	2019	2018
Net (loss) income	$(1,137.5)	$415.1	$744.6
Other comprehensive income (loss):
Foreign currency translation adjustments	278.5	(157.8)	(361.3)
Net unrealized and realized (loss) gain related to effective cash flow hedges, net of tax (benefit) expense of $(5.6), $(1.0) and $3.2	(63.1)	(4.1)	101.8
Net (loss) gain on net investment hedges, net of tax (benefit) expense of $(30.6), $9.6 and $22.5	(94.4)	29.7	73.1
Total other comprehensive income (loss)	121.0	(132.2)	(186.4)
Comprehensive (loss) income	(1,016.5)	282.9	558.2
Less: Comprehensive loss attributable to redeemable non-controlling interest	(1.4)	(2.2)	(1.8)
Comprehensive (loss) income attributable to PVH Corp.	$(1,015.1)	$285.1	$560.0
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	January 31, 2021	February 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,651.4	$503.4
Trade receivables, net of allowances for credit losses of $69.6 and $21.1	641.5	741.4
Other receivables	25.1	23.7
Inventories, net	1,417.1	1,615.7
Prepaid expenses	158.2	159.9
Other	50.4	112.9
Assets held for sale	—	237.2
Total Current Assets	3,943.7	3,394.2
Property, Plant and Equipment, net	942.7	1,026.8
Operating Lease Right-of-Use Assets	1,564.8	1,675.8
Goodwill	2,954.3	3,677.6
Tradenames	2,869.7	2,830.2
Other Intangibles, net	648.5	650.5
Other Assets, including deferred taxes of $57.2 and $40.3	369.8	375.9
Total Assets	$13,293.5	$13,631.0
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,124.2	$882.8
Accrued expenses	939.9	929.6
Deferred revenue	55.8	64.7
Current portion of operating lease liabilities	421.4	363.5
Short-term borrowings	—	49.6
Current portion of long-term debt	41.1	13.8
Liabilities related to assets held for sale	—	57.1
Total Current Liabilities	2,582.4	2,361.1
Long-Term Portion of Operating Lease Liabilities	1,430.7	1,532.0
Long-Term Debt	3,513.7	2,693.9
Other Liabilities, including deferred taxes of $418.4 and $558.1	1,039.8	1,234.5
Redeemable Non-Controlling Interest	(3.4)	(2.0)
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 86,293,158 and 85,890,276 shares issued	86.3	85.9
Additional paid in capital – common stock	3,129.4	3,075.4
Retained earnings	3,613.2	4,753.0
Accumulated other comprehensive loss	(519.1)	(640.1)
Less: 15,133,663 and 13,597,113 shares of common stock held in treasury, at cost	(1,579.5)	(1,462.7)
Total Stockholders’ Equity	4,730.3	5,811.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$13,293.5	$13,631.0
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2020	2019		2018
OPERATING ACTIVITIES(1)
Net (loss) income	$(1,137.5)	$415.1		$744.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	325.8	323.8		334.8
Equity in net loss (income) of unconsolidated affiliates	4.6	(9.6)		(21.3)
Deferred taxes(2)	(144.7)	(72.9)		(113.3)
Stock-based compensation expense	50.5	56.1		56.2
Impairment of goodwill and other intangible assets	933.5	—		—
Impairment of other long-lived assets	81.9	109.9	(3)	17.9
Actuarial (gain) loss on retirement and benefit plans	(64.5)	97.8		15.0
Debt modification and extinguishment costs	—	5.2		—
Other noncash loss, net	3.1	28.9		—
Changes in operating assets and liabilities:
Trade receivables, net	138.4	(17.1)		(151.4)
Other receivables	1.2	1.0		10.7
Inventories, net	283.3	121.4		(212.1)
Accounts payable, accrued expenses and deferred revenue	140.9	47.8		112.9
Prepaid expenses	7.9	(14.4)		8.5
Employer pension contributions	—	(0.7)		(10.0)
Contingent purchase price payments to Mr. Calvin Klein	—	—		(15.9)
Other, net	73.3	(72.0)		75.9
Net cash provided by operating activities	697.7	1,020.3		852.5
INVESTING ACTIVITIES(1)(4)
Acquisitions, net of cash acquired	—	(192.4)		(15.9)
Purchases of property, plant and equipment	(226.6)	(345.2)		(379.5)
Proceeds from sale of building	—	59.4		—
Investments in unconsolidated affiliates	(1.6)	(27.7)		—
Proceeds from sale of the Speedo North America business	169.1	—		—
Net cash used by investing activities	(59.1)	(505.9)		(395.4)
FINANCING ACTIVITIES(4)
Net payments on short-term borrowings	(53.6)	(12.1)		(6.7)
Proceeds from 4 5/8% senior notes, net of related fees	493.8	—		—
Proceeds from 3 5/8% senior notes, net of related fees	185.9	—		—
Proceeds from 2019 facilities, net of related fees	—	1,639.8		—
Repayment of 2016 facilities	—	(1,649.3)		—
Repayment of 2019 facilities	(14.4)	(70.6)		—
Repayment of 2016/2014 facilities	—	—		(150.0)
Net proceeds from settlement of awards under stock plans	3.9	2.5		20.4
Cash dividends	(2.7)	(11.3)		(11.6)
Acquisition of treasury shares	(117.3)	(345.1)		(325.2)
Payments of finance lease liabilities	(5.5)	(5.5)		(5.4)
Payment of mandatorily redeemable non-controlling interest liability attributable to initial fair value	(12.7)	—		—
Net cash provided (used) by financing activities	477.4	(451.6)		(478.5)
Effect of exchange rate changes on cash and cash equivalents	32.0	(11.4)		(20.5)
Increase (decrease) in cash and cash equivalents	1,148.0	51.4		(41.9)
Cash and cash equivalents at beginning of year	503.4	452.0		493.9
Cash and cash equivalents at end of year	$1,651.4	$503.4		$452.0
(1) Please see Note 16 for lease related cash flow information.
(2) Please see Note 9 for information on deferred taxes.
(3) Noncash impairment charge of $116.4 million related to the sale of the Speedo North America business is included in Other noncash loss, net. Please see Note 3 for further information.
(4) Please see Note 19 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(In millions, except share and per share data)

		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 4, 2018	$2.0	$—	84,851,079	$84.9	$2,941.2	$3,625.2	$(321.5)	$(793.4)	$5,536.4
Net income attributable to PVH Corp.						746.4			746.4
Foreign currency translation adjustments							(361.3)		(361.3)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $3.2							101.8		101.8
Net gain on net investment hedges, net of tax expense of $22.5							73.1		73.1
Comprehensive income attributable to PVH Corp.									560.0
Cumulative-effect adjustment related to the adoption of accounting guidance for revenue recognition						(1.9)			(1.9)
Cumulative-effect adjustment related to the adoption of accounting guidance for income tax accounting on intercompany sales or transfers of assets other than inventory						(8.0)			(8.0)
Settlement of awards under stock plans			595,062	0.5	19.9				20.4
Stock-based compensation expense					56.2				56.2
Cash dividends ($0.15 per common share)						(11.6)			(11.6)
Acquisition of 2,370,193 treasury shares								(323.7)	(323.7)
Net loss attributable to redeemable non-controlling interest	(1.8)
February 3, 2019	0.2	—	85,446,141	85.4	3,017.3	4,350.1	(507.9)	(1,117.1)	5,827.8
Net income attributable to PVH Corp.						417.3			417.3
Foreign currency translation adjustments							(157.8)		(157.8)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $1.0							(4.1)		(4.1)
Net gain on net investment hedges, net of tax expense of $9.6							29.7		29.7
Comprehensive income attributable to PVH Corp.									285.1
Cumulative-effect adjustment related to the adoption of accounting guidance for leases						(3.1)			(3.1)
Settlement of awards under stock plans			444,135	0.5	2.0				2.5
Stock-based compensation expense					56.1				56.1
Cash dividends ($0.15 per common share)						(11.3)			(11.3)
Acquisition of 3,554,603 treasury shares								(345.6)	(345.6)
Net loss attributable to redeemable non-controlling interest	(2.2)
February 2, 2020	(2.0)	—	85,890,276	85.9	3,075.4	4,753.0	(640.1)	(1,462.7)	5,811.5
Net loss attributable to PVH Corp.						(1,136.1)			(1,136.1)
Foreign currency translation adjustments							278.5		278.5
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $5.6							(63.1)		(63.1)
Net loss on net investment hedges, net of tax benefit of $30.6							(94.4)		(94.4)
Comprehensive loss attributable to PVH Corp.									(1,015.1)
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses						(1.0)			(1.0)
Settlement of awards under stock plans			402,882	0.4	3.5				3.9
Stock-based compensation expense					50.5				50.5
Cash dividends ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 1,536,550 treasury shares								(116.8)	(116.8)
Net loss attributable to redeemable non-controlling interest	(1.4)
January 31, 2021	$(3.4)	$—	86,293,158	$86.3	$3,129.4	$3,613.2	$(519.1)	$(1,579.5)	$4,730.3

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

The Company also licensed Speedo for North America and the Caribbean until April 6, 2020, at which time the Company completed the sale of its Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand (the “Speedo transaction”). Upon the closing of the transaction, the Company deconsolidated the net assets of the Speedo North America business and no longer licenses the Speedo trademark.

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

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2020, 2019 and 2018 represent the 52 weeks ended January 31, 2021, February 2, 2020 and February 3, 2019, respectively.

COVID-19 Pandemic — The COVID-19 pandemic had a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations in 2020. The Company's retail stores have been, and continue to be, impacted by temporary closures, reduced hours and reduced occupancy as a result of the pandemic. Virtually all of the Company's retail stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020, but had reopened by mid-June 2020. During the fourth quarter of 2020 and into the first quarter of 2021, the Company's retail stores in Europe, North America and certain markets in Asia have faced significant pressure as a result of resurgences in COVID-19 cases there, including additional temporary store closures, particularly in Europe and Canada. In addition, the Company's North America retail stores have been, and continue to be, challenged by the lack of international tourists coming to the United States, as stores located in international tourist destinations represent a significant portion of that business.

The Company's brick and mortar wholesale customers and licensing partners also have experienced significant business disruptions as a result of the pandemic, with several of the Company's North America wholesale customers filing for bankruptcy. The Company's wholesale customers and franchisees globally generally experienced temporary store closures at the same time as the Company. Although most of the Company's wholesale customers’ and franchisees’ stores had reopened the majority of their locations across all regions by mid-June, there was a significant level of inventory that remained in their stores. The elevated inventory levels, as well as lower traffic and consumer demand throughout the year, resulted in a sharp reduction in shipments to these customers in 2020.

In addition, the pandemic has impacted, and continues to impact, the Company’s supply chain partners, including third-party manufacturers, logistics providers and other vendors, as well as the supply chains of its licensees. These supply chains may experience future disruptions as a result of closed factories or factories operating with reduced workforces or other logistics constraints due to the impact of the pandemic.

The Company took certain actions during 2020 to preserve its liquidity and strengthen its financial flexibility. The Company suspended share repurchases under its stock repurchase program and suspended its dividend in March 2020. It entered into an amendment to its senior unsecured credit facilities in June 2020 under which it is not permitted to resume share repurchases or payments of dividends until after the relief period (as defined). In addition, the Company took certain other actions starting in the first quarter of 2020 to (i) reduce payroll costs, through temporary furloughs, salary and incentive compensation reductions, decreased working hours and hiring freezes, as well as taking advantage of COVID-related government payroll subsidy programs primarily in international jurisdictions, (ii) eliminate or reduce expenses in all discretionary spending categories, (iii) reduce rent expense through rent abatements negotiated with landlords for certain of its retail stores affected by temporary closures, (iv) reduce working capital, with a particular focus on tightly managing its inventories, including reducing and cancelling inventory commitments, increasing promotional selling, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as extending payment terms with its suppliers and (v) reduce capital expenditures. The Company also announced in July 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including (i) a reduction in its office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions, which is expected to result in annual cost savings of approximately $80 million, and (ii) the exit from its Heritage Brands Retail business by mid-2021.

In April 2020, the Company entered into a $275.0 million 364-day unsecured revolving credit facility and issued an additional €175.0 million principal amount of 3 5/8% senior notes due 2024. In July 2020, the Company issued $500.0 million principal amount of 4 5/8% senior notes due 2025. Further, in June 2020 the Company amended its senior unsecured credit facilities to provide temporary relief of certain financial covenants under these facilities during future periods. Please see Note 8, “Debt,” for further discussion.

The Company also assessed the impacts of the pandemic on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to, the allowance for credit losses, inventory reserves, carrying values of goodwill, intangible assets and other long-lived assets, and the effectiveness of hedging instruments. Based on these assessments, the Company recorded pre-tax noncash impairment charges of $1.021 billion, including $879.0 million related to goodwill, $54.5 million related to other intangible assets, $74.7 million related to store assets and $12.3 million related to an equity method investment during 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion of the impairments related to goodwill and other intangible assets, Note 11, “Fair Value Measurements,” for further discussion of the impairments related to store assets and Note 5, “Investments in Unconsolidated Affiliates,” for further discussion of the impairment related to an equity method investment.

The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is received. In particular, there continues to be uncertainty about the impacts of the COVID-19 pandemic on the Company’s business and, if economic conditions caused by the pandemic do not recover consistent with management’s expectations, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates due to risks and uncertainties, including the extent of the impacts of the COVID-19 pandemic on the Company’s business.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s cash and cash equivalents at January 31, 2021 consisted principally of bank deposits and investments in money market funds.

Accounts Receivable — Trade receivables, as presented in the Company’s Consolidated Balance Sheets, are net of allowances. Costs associated with allowable customer markdowns and operational chargebacks, net of the expected recoveries, are part of the provision for allowances included in accounts receivable. These provisions result from seasonal negotiations, historical experience, and an evaluation of current market conditions.

The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. As of January 31, 2021 and February 2, 2020, the allowance for credit losses on trade receivables was $69.6 million and $21.1 million, respectively. The $48.5 million increase in the allowance was primarily due to the evaluation of certain customer and licensee account balances in connection with changes in their financial condition and/or developments regarding their credit, including the adverse impacts of the COVID-19 pandemic.

The Company’s policy with respect to its allowance for credit losses on trade receivables reflects changes made in 2020 following the adoption of the updated guidance for measuring credit losses for certain financial assets measured at amortized cost. Please see the section “Recently Adopted Accounting Guidance” below for further discussion.

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

The Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative goodwill impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the reporting unit, including goodwill, exceeds its fair value (the fair value of a reporting unit is estimated using a discounted cash flow model). The impairment loss recognized is equal to the amount by which the carrying amount exceeds the fair value, but is limited to the total amount of goodwill allocated to that reporting unit.

The Company’s goodwill accounting policy reflects accounting guidance adopted in the first quarter of 2020 that simplified the testing for goodwill impairment. Please see the section “Recently Adopted Accounting Guidance” below for further discussion.

The Company determined in the first quarter of 2020 that the significant adverse impact of the COVID-19 pandemic on the Company’s business, including an unprecedented material decline in revenue and earnings and an extended decline in the Company’s stock price and associated market capitalization, was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. The Company recorded $879.0 million of noncash goodwill impairment charges in 2020, which was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations. The Company did not record any goodwill impairments in 2019. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

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

The Company also determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on its business was a triggering event that prompted the need to perform interim impairment testing of its intangible assets. The Company recorded $47.2 million of noncash impairment charges related to indefinite-lived intangible assets and $7.3 million of noncash impairment charges related to finite-lived intangible assets in 2020, which were included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion. In 2019, the Company recorded a noncash impairment charge of $116.4 million related to the Speedo perpetual license right, which was included in other noncash loss, net in the Company’s Consolidated Statement of

Operations. Please see Note 3, “Acquisitions and Divestitures,” and Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

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

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements — 15 to 40 years; machinery, software and equipment — 2 to 10 years; furniture and fixtures — 2 to 10 years; and fixtures located in shop-in-shop/concession locations and their related costs — 3 to 4 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. Major additions and improvements that extend the useful life of the asset are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $280.8 million, $275.0 million and $263.9 million in 2020, 2019 and 2018, respectively.

Cloud Computing Arrangements — The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage of a project are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $10.0 million and $16.6 million of costs incurred in 2020 and 2019, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. Amortization expense totaled $4.4 million and $0.9 million in 2020 and 2019, respectively. Cloud computing costs of $20.5 million and $15.7 million were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheets as of January 31, 2021 and February 2, 2020, respectively.

Leases — The Company leases retail locations, warehouses, distribution centers, showrooms, office space and a factory in Ethiopia, as well as certain equipment and other assets. The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of fixed lease payments over the expected lease term. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the Company’s Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, net, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Please see Note 16, “Leases,” for further discussion.

Revenue Recognition — Revenue is recognized upon the transfer of control of products or services to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services. Please see Note 2, “Revenue,” for further discussion.

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges, as well as the amounts recognized on foreign currency forward exchange contracts as the underlying inventory hedged by such forward exchange contracts is sold. Generally, all other expenses, excluding non-service related pension and post retirement (income) costs, interest and income taxes, are included in selling, general and administrative (“SG&A”) expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities, payroll and depreciation and amortization. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $288.9 million, $351.4 million and $307.7 million in 2020, 2019 and 2018, respectively.

Shipping and Handling Fees — Shipping and handling fees that are billed to customers are included in net sales. Shipping and handling costs incurred by the Company are accounted for as fulfillment activities and are recorded in SG&A expenses.

Advertising — Advertising costs are expensed as incurred and are included in SG&A expenses. Advertising expenses, which are subject to exchange rate fluctuations, totaled $379.0 million, $509.7 million and $526.0 million in 2020, 2019 and 2018, respectively. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $8.3 million and $5.9 million at January 31, 2021 and February 2, 2020, respectively. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue.

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

Financial Instruments — The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure. The Company also has exposure to interest rate volatility related to its secured term loan facilities and its 364-day unsecured revolving credit facility. The Company enters into interest rate swap agreements to hedge against a portion of this exposure. The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the interest rate swap agreements is based on observable interest rate yield curves and represents the expected discounted cash flows underlying the financial instruments. Changes in fair value of the foreign currency forward exchange contracts primarily associated with certain international inventory purchases and the interest rate swap agreements that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”).

The Company also has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company designates certain foreign currency borrowings issued by PVH Corp., a U.S.-based entity, as net investment hedges of its investments in certain of its foreign subsidiaries that use a functional currency other than the United States dollar. Changes in fair value of the foreign currency borrowings designated as net investment hedges are recorded in equity as a component of AOCL. The Company evaluates the effectiveness of its net investment hedges at inception and as of the beginning of each quarter thereafter.

The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”). Undesignated contracts include foreign currency forward exchange contracts related to third party and intercompany transactions, and intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes. Cash flows from the Company’s hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. Please see Note 10, “Derivative Financial Instruments,” for further discussion.

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the closing exchange rate in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. Gains and losses on the revaluation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are included in AOCL. Gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity, not including inventory purchases, are principally included in SG&A expenses and totaled a (gain) loss of $(5.6) million, $16.2 million and $17.3 million in 2020, 2019 and 2018, respectively.

Balance Sheet Classification of Early Settlements of Long-Term Obligations — The Company classifies obligations settled after the balance sheet date but prior to the issuance of the consolidated financial statements based on the contractual payment terms of the underlying agreements.

Pension and Benefit Plans — Employee pension benefits earned during the year, as well as interest on the projected benefit obligations or accumulated benefit obligations, are accrued quarterly. The expected return on plan assets is recognized quarterly and determined at the beginning of the year by applying the expected long-term rate of return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. Actuarial gains and losses are recognized in the Company’s operating results in the year in which they occur. These gains and losses include the difference between the actual return on plan assets and the expected return that was recognized quarterly, as well as the change in the projected benefit obligation caused by actual experience and updated actuarial assumptions differing from those assumptions used to record service and interest cost throughout the year. Actuarial gains and losses are measured at least annually at the end of the Company’s fiscal year and, as such, are generally recorded during the fourth quarter of each year. The service cost component of net benefit cost is recorded in SG&A expenses and the other components of net benefit cost are recorded in non-service related pension and postretirement (income) cost in the Company’s Consolidated Statements of Operations. Please see Note 12, “Retirement and Benefit Plans,” for further discussion of the Company’s pension and benefit plans.

Stock-Based Compensation — The Company recognizes all share-based payments to employees and non-employee directors, net of actual forfeitures, as compensation expense in the consolidated financial statements based on their grant date fair values. Please see Note 13, “Stock-Based Compensation,” for further discussion.

Recently Adopted Accounting Guidance — The Financial Accounting Standards Board (“FASB”) issued in June 2016 an update to accounting guidance that introduces a new impairment model used to measure credit losses for certain financial assets measured at amortized cost, including trade and other receivables. This update requires entities to record an allowance for credit losses using a forward-looking expected loss impairment model that considers historical experience, current conditions, and reasonable and supportable forecasts that affect collectibility, rather than the incurred loss model required under existing guidance. The Company adopted the update in the first quarter of 2020 using a modified retrospective approach, resulting in a cumulative-effect adjustment to decrease opening retained earnings by $1.0 million with an offsetting decrease to other assets. Otherwise, the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

The FASB issued in January 2017 an update to accounting guidance to simplify the test for goodwill impairment. The update eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of the goodwill impairment charge, if any, under the second step of the goodwill impairment test. Under the update, the goodwill impairment charge is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The impairment charge recognized, if any, should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted the update in the first quarter of 2020 using a prospective approach and performed its annual and interim goodwill impairment assessments in accordance with the updated guidance. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Accounting Guidance Issued But Not Adopted as of January 31, 2021 — The FASB issued in December 2019 an update to accounting guidance to simplify the accounting for income taxes by eliminating certain exceptions to the existing guidance and clarifying and amending certain guidance to reduce diversity in practice. The update eliminates certain exceptions to the guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Most amendments in the update are required to be adopted using a prospective approach, while other amendments must be adopted using a modified retrospective approach or retrospective approach. The update will be effective for the Company in the first quarter of 2021. This update is not expected to have a material impact on the Company’s consolidated financial statements upon adoption. The Company will apply the update to applicable transactions after the adoption date. The impact on the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

The FASB issued in March 2020 an update to provide temporary optional guidance intended to ease the potential burden of accounting for reference rate reform. The amendments in the update provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London interbank offered rate (“LIBOR”) and other interbank offered rates to alternative reference rates if certain criteria are met. The amendments were effective upon issuance and can be applied on a prospective basis through December 31, 2022. The Company is currently evaluating the update to determine the impact of the adoption on the Company’s consolidated financial statements.

2.      REVENUE

The Company generates revenue primarily from sales of finished products under its owned trademarks through its wholesale and retail operations. The Company also generates royalty and advertising revenue from licensing the rights to its trademarks to third parties. Revenue is recognized upon the transfer of control of products or services to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services.

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

As of January 31, 2021, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1.1 billion, of which the Company expects to recognize $256.8 million as revenue in 2021, $207.8 million in 2022 and $610.4 million thereafter.

Deferred Revenue

Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the years ended January 31, 2021 and February 2, 2020, were as follows:

(In millions)	2020	2019
Deferred revenue balance at beginning of period	$64.7	$65.3
Net additions to deferred revenue during the period	50.5	60.3
Reductions in deferred revenue for revenue recognized during the period (1)	(59.4)	(60.9)
Deferred revenue balance at end of period	$55.8	$64.7

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $13.4 million and $10.3 million as of January 31, 2021 and February 2, 2020, respectively.

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

Gain on Previously Held Equity Investments

The carrying values of the Company’s approximately 22% interest in Gazal and 50% interest in PVH Australia prior to the acquisition were $16.5 million and $41.9 million, respectively. In connection with the acquisition, these investments were remeasured to fair values of $40.1 million and $131.4 million, respectively, resulting in the recognition of an aggregate noncash gain of $113.1 million during the second quarter of 2019, which was included in other noncash loss, net in the Company’s Consolidated Statement of Operations.

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

For the tranche 1 shares, the measurement period ended in 2019 and the Company paid the management shareholders an aggregate purchase price of $17.3 million (based on exchange rates in effect on the payment date) for these shares in June 2020 under the conditions specified in the terms of the acquisition agreement. The Company presented the $17.3 million payment within the Consolidated Statement of Cash Flows as follows: (i) $12.7 million as a financing cash flow, which represents the initial fair value of the liability recognized for the tranche 1 shares on the acquisition date, and (ii) $4.6 million, attributable to interest, as an operating cash flow. For the tranche 2 shares, the Company recorded a loss of $4.9 million in interest expense during 2020, in connection with the remeasurement of the mandatorily redeemable non-controlling interest to its redemption value, which reflects the amount expected to be paid under the conditions specified in the terms of the acquisition agreement. The Company recorded a loss of $8.6 million in interest expense in connection with the remeasurement of the mandatorily redeemable non-controlling interest attributable to the tranche 1 and tranche 2 shares during 2019.

The liability for the mandatorily redeemable non-controlling interest was $24.1 million and $33.8 million as of January 31, 2021 and February 2, 2020, respectively, based on exchange rates in effect on those dates. The following table summarizes the presentation of the liability for the mandatorily redeemable non-controlling interest in the Company’s Consolidated Balance Sheets:

(In millions)	Liabilities
	1/31/21		2/2/20
	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Tranche 1 shares	$—	$—	$16.9	$—
Tranche 2 shares	24.1	—	—	16.9
Mandatorily redeemable non-controlling interest liability	$24.1	$—	$16.9	$16.9

Fair Value of the Acquisition

The acquisition date fair value of the business acquired was $324.6 million, consisting of:

(In millions)
Cash consideration	$124.7
Fair value of the Company’s investment in PVH Australia	131.4
Fair value of the Company’s investment in Gazal	40.1
Fair value of mandatorily redeemable non-controlling interest	26.2
Elimination of pre-acquisition receivable owed to the Company	2.2
Total acquisition date fair value of the business acquired	$324.6

Allocation of the Acquisition Date Fair Value

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Cash and cash equivalents	$6.6
Trade receivables	15.1
Inventories	89.9
Prepaid expenses	1.3
Other current assets	3.5
Assets held for sale	58.8
Property, plant and equipment	18.4
Goodwill	65.9
Intangible assets	222.2
Operating lease right-of-use assets	56.4
Total assets acquired	538.1
Accounts payable	14.4
Accrued expenses	22.5
Short-term borrowings	50.5
Current portion of operating lease liabilities	10.9
Long-term portion of operating lease liabilities	43.9
Deferred tax liability	69.6
Other liabilities	1.7
Total liabilities assumed	213.5
Total acquisition date fair value of the business acquired	$324.6

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

Sale of the Speedo North America Business

The Company entered into a definitive agreement on January 9, 2020 to sell its Speedo North America business to Pentland, the parent company of the Speedo brand, for $170.0 million in cash, subject to a working capital adjustment. The

Company classified the assets and liabilities of the Speedo North America business as held for sale in the Company’s Consolidated Balance Sheet as of February 2, 2020 and recorded a pre-tax noncash loss of $142.0 million in the fourth quarter of 2019 (including a $116.4 million noncash impairment charge related to the Speedo perpetual license right) to reduce the carrying value of the Speedo North America business to its estimated fair value, less costs to sell. The estimated fair value, less costs to sell, reflected the amount of consideration the Company expected to receive upon closing of the transaction, inclusive of the working capital adjustment. The loss was recorded in other noncash loss, net in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment.

The $116.4 million noncash impairment charge related to the perpetual license right was recorded to write down its carrying value of $203.8 million to a fair value of $87.4 million, which was implied by the expected amount of consideration to be received upon closing of the transaction. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs.

The Speedo transaction was also a triggering event that prompted the need for the Company to perform an interim goodwill impairment test for its Heritage Brands Wholesale reporting unit in the fourth quarter of 2019. No goodwill impairment resulted from this interim test.

The Company completed the sale of its Speedo North America business on April 6, 2020 for net proceeds of $169.1 million and deconsolidated the net assets of the business. In connection with the closing of the transaction, the Company recorded a pre-tax noncash loss of $5.9 million in the first quarter of 2020 resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020, based on the terms of the agreement. The loss was recorded in other noncash loss, net in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment.

Upon the closing of the transaction, U.S.-based employees who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned under its retirement plans. No further benefits will be accrued under the plans and as a result, the Company recognized a gain of $2.8 million in the first quarter of 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other noncash loss, net in the Company’s Consolidated Statement of Operations. Please see Note 12, “Retirement and Benefit Plans,” for further discussion.

The assets and liabilities of the Speedo North America business classified as held for sale in the Company’s Consolidated Balance Sheet as of February 2, 2020 were included in the Heritage Brands Wholesale segment and consisted of the following:

(In millions)
Assets held for sale:
Trade receivables	$48.8
Inventories, net	54.3
Prepaid expenses	0.6
Other current assets	0.6
Property, plant and equipment, net	6.1
Operating lease right-of-use assets	9.0
Goodwill	48.1
Other intangibles, net (1)	95.3
Allowance for reduction of assets held for sale	(25.6)
Total assets held for sale	$237.2

Liabilities related to assets held for sale:
Accounts payable	$38.7
Accrued expenses	5.4
Current portion of operating lease liabilities	0.6
Long-term portion of operating lease liabilities	10.6
Other liabilities	1.8
Total liabilities related to assets held for sale	$57.1
(1) Other intangibles, net includes a perpetual license right of $87.4 million and customer relationships of $7.9 million.

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2020	2019
Land	$1.0	$1.0
Buildings and building improvements	54.5	53.2
Machinery, software and equipment	926.4	871.7
Furniture and fixtures	580.2	586.0
Shop-in-shops/concession locations	245.6	209.8
Leasehold improvements	834.5	849.0
Construction in progress	52.1	35.5
Property, plant and equipment, gross	2,694.3	2,606.2
Less: Accumulated depreciation	(1,751.6)	(1,579.4)
Property, plant and equipment, net	$942.7	$1,026.8

The increase in machinery, software and equipment in 2020 primarily relates to software and other equipment that was placed into service in 2020 in connection with the Company’s multi-year upgrade of and enhancements to its systems and digital commerce platforms. Construction in progress at January 31, 2021 and February 2, 2020 represents costs incurred for machinery, software and equipment, furniture and fixtures, and leasehold improvements not yet placed in use. Construction in progress at January 31, 2021 and February 2, 2020 principally related to upgrades and enhancements to operating, supply chain and logistics systems. Interest costs capitalized in construction in progress were immaterial during 2020, 2019 and 2018.

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Included in other assets in the Company’s Consolidated Balance Sheets was $164.0 million as of January 31, 2021 and $176.3 million as of February 2, 2020 related to the following investments in unconsolidated affiliates:

PVH India
The Company held a 50% economic interest in each of the Tommy Hilfiger Arvind Fashion Private Limited (“TH India”) and Calvin Klein Arvind Fashion Private Limited (“CK India”) joint ventures prior to August 15, 2020. These investments were accounted for under the equity method of accounting. TH India and CK India licensed from certain subsidiaries of the Company the rights to the TOMMY HILFIGER and Calvin Klein trademarks, respectively, in India for certain product categories. The Company and Arvind, the Company’s joint venture partner in TH India and CK India, entered into an agreement to merge TH India into CK India, effective August 15, 2020. As a result of the merger, the Company now owns a 50% economic interest in the merged entity, now known as PVH Arvind Fashion Private Limited (“PVH India”), which is being accounted for under the equity method of accounting. There has been no material change to the shareholders’ respective rights or economic interests as a result of the transaction and no consideration was exchanged in the merger. As such, no gain or loss was recorded in connection with the transaction. PVH India holds the licenses from certain Company subsidiaries the rights to the TOMMY HILFIGER and Calvin Klein trademarks in India for certain product categories.

PVH Legwear

The Company and a wholly owned subsidiary of the Company’s former Heritage Brands socks and hosiery licensee formed a joint venture, PVH Legwear LLC (“PVH Legwear”) in 2019, in which the Company owns a 49% economic interest. PVH Legwear was formed in order to consolidate the Company’s socks and hosiery businesses for all Company brands in the United States and Canada. PVH Legwear licenses from certain subsidiaries of the Company the rights to distribute and sell in these countries TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s socks and hosiery beginning in December 2019. Additionally, PVH Legwear sells socks and hosiery under other owned and licensed trademarks. This investment is being accounted for under the equity method of accounting.

The Company made payments of $1.6 million and $27.7 million to PVH Legwear during 2020 and 2019, respectively, to contribute its share of the joint venture funding.

Gazal and PVH Australia
The Company held an approximately 22% ownership interest in Gazal and a 50% ownership interest in PVH Australia prior to May 31, 2019. These investments were accounted for under the equity method of accounting until the closing of the Australia acquisition on May 31, 2019, on which date the Company derecognized its equity investments in Gazal and PVH Australia and began to consolidate the operations of Gazal and PVH Australia into its financial statements. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

The Company received aggregate dividends of $6.4 million and $7.6 million from Gazal and PVH Australia during 2019 and 2018, respectively.

TH Brazil

The Company owns an economic interest of approximately 41% in Tommy Hilfiger do Brasil S.A. (“TH Brazil”). TH Brazil licenses from a subsidiary of the Company the rights to the TOMMY HILFIGER trademarks in Brazil for certain product categories. This investment is being accounted for under the equity method of accounting.

PVH Mexico

The Company and Grupo Axo, S.A.P.I. de C.V. formed a joint venture (“PVH Mexico”) in 2016 in which the Company owns a 49% economic interest. PVH Mexico licenses from certain subsidiaries of the Company the rights to distribute and sell certain TOMMY HILFIGER, Calvin Klein, Warner’s and Olga brand products in Mexico. Additionally, PVH Mexico licenses other trademarks for certain product categories. This investment is being accounted for under the equity method of accounting.

The Company received dividends of $7.2 million from PVH Mexico during 2019.

Karl Lagerfeld
The Company owns an economic interest of approximately 8% in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). The Company is deemed to have significant influence with respect to this investment and had been accounting for this investment under the equity method of accounting prior to the first quarter of 2020. The Company determined during the first quarter of 2020 that recent and projected business results for Karl Lagerfeld, which included an adverse impact of the COVID-19 pandemic, was an indicator of an other-than-temporary impairment with respect to the Company’s investment in Karl Lagerfeld. The Company calculated the fair value of its investment using future operating cash flow projections that were discounted at a rate of 10.9%, which accounted for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs. The Company determined the fair value of its investment was lower than its carrying amount as of May 3, 2020, and as a result recorded a noncash other-than-temporary impairment of $12.3 million during the first quarter of 2020 to fully impair the investment. The impairment was included in equity in net (loss) income of unconsolidated affiliates in the Company’s Consolidated Statement of Operations. The impairment charge was recorded in corporate expenses not allocated to any reportable segments, consistent with how the Company has historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld. Following the impairment of its investment in Karl Lagerfeld, the Company has discontinued applying the equity method of accounting to this investment and will not record its share of net income or losses from Karl Lagerfeld in the Company’s consolidated financial statements until such time that the Company’s share of net income from Karl Lagerfeld equals the share of net losses that were not recognized during the period the equity method was discontinued.

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

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of PVH Ethiopia was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI as of January 31, 2021 was $(3.4) million, which was greater than the redemption amount. The carrying amount decreased from $(2.0) million as of February 2, 2020 as a result of a net loss attributable to the RNCI for 2020 of $(1.4) million.

7.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment (please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 3, 2019
Goodwill, gross	$780.3	$909.5	$204.4	$1,529.8	$246.5	$11.9	$3,682.4
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.3	909.5	204.4	1,529.8	246.5	—	3,670.5
Australia acquisition	—	9.1	—	56.8	—	—	65.9
TH CSAP acquisition	—	—	—	63.9	—	—	63.9
Reclassification of goodwill to assets held for sale	—	—	—	—	(48.1)	—	(48.1)
Currency translation and other	0.1	(22.5)	—	(52.2)	—	—	(74.6)
Balance as of February 2, 2020
Goodwill, gross	780.4	896.1	204.4	1,598.3	198.4	11.9	3,689.5
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.4	896.1	204.4	1,598.3	198.4	—	3,677.6
Impairment	(287.3)	(394.0)	—	—	(197.7)	—	(879.0)
Currency translation and other	1.4	6.7	(1.4)	149.7	(0.7)	—	155.7
Balance as of January 31, 2021
Goodwill, gross	781.8	902.8	203.0	1,748.0	197.7	11.9	3,845.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(197.7)	(11.9)	(890.9)
Goodwill, net	$494.5	$508.8	$203.0	$1,748.0	$—	$—	$2,954.3

The Company determined in the first quarter of 2020 that the significant adverse impact of the COVID-19 pandemic on the Company’s business, including an unprecedented material decline in revenue and earnings and an extended decline in the Company’s stock price and associated market capitalization, was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. As a result of the interim test performed, the Company recorded $879.0 million of noncash impairment charges in the first quarter of 2020. Please see the section “Goodwill and Other Intangible Assets Impairment Testing” below for further discussion.

The goodwill acquired in the Australia and TH CSAP acquisitions was assigned as of the respective acquisition dates to the Company’s reporting units that are expected to benefit from the synergies of the combinations.

The Company reclassified $48.1 million of goodwill to assets held for sale in the Company’s Consolidated Balance Sheet as of February 2, 2020 in connection with the Speedo transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

The Company’s other intangible assets consisted of the following:

	2020			2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships (1)	$301.7	$(222.4)	$79.3	$289.9	$(189.2)	$100.7
Reacquired license rights	511.2	(181.0)	330.2	502.5	(161.9)	340.6
Total intangible assets subject to amortization	812.9	(403.4)	409.5	792.4	(351.1)	441.3

Indefinite-lived intangible assets:
Tradenames (2)	2,869.7	—	2,869.7	2,830.2	—	2,830.2
Reacquired perpetual license rights	239.0	—	239.0	209.2	—	209.2
Total indefinite-lived intangible assets	3,108.7	—	3,108.7	3,039.4	—	3,039.4
Total other intangible assets	$3,921.6	$(403.4)	$3,518.2	$3,831.8	$(351.1)	$3,480.7

The gross carrying amount and accumulated amortization of certain intangible assets include the impact of changes in foreign currency exchange rates.

(1) The change from February 2, 2020 to January 31, 2021 included $7.3 million of noncash impairment charges in the first quarter of 2020 to write down certain finite-lived intangible assets to a fair value of zero. Please see the section “Goodwill and Other Intangible Assets Impairment Testing” below for further discussion.

(2) The change from February 2, 2020 to January 31, 2021 included $47.2 million of noncash impairment charges in the first quarter of 2020 to write down the ARROW and Geoffrey Beene tradenames. Please see the section “Goodwill and Other Intangible Assets Impairment Testing” below for further discussion.

Amortization expense related to the Company’s intangible assets subject to amortization was $34.3 million and $39.7 million for 2020 and 2019, respectively.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets subject to amortization as of January 31, 2021 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2021	$34.7
2022	34.7
2023	25.1
2024	24.8
2025	18.3

Goodwill and Other Intangible Assets Impairment Testing

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Please see Note 1, “Summary of Significant Accounting Policies,” for discussion of the Company’s goodwill and intangible assets impairment testing process.

2020 Goodwill Interim Impairment Test

The Company determined in the first quarter of 2020 that the significant adverse impact of the COVID-19 pandemic on the Company’s business, including an unprecedented material decline in revenue and earnings and an extended decline in the Company’s stock price and associated market capitalization, was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. As a result of the interim test performed, the Company recorded $879.0 million of noncash impairment charges in the first quarter of 2020, which was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations. The impairment charges, which related to the Heritage Brands Wholesale, Calvin Klein Retail North America, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International reporting units, were recorded to the Company’s segments as follows: $197.7 million in the Heritage Brands Wholesale segment, $287.3 million in the Calvin Klein North America segment, and $394.0 million in the Calvin Klein International segment.

Of these reporting units, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International were determined to be partially impaired. The remaining carrying amount of goodwill allocated to these reporting units as of the date of the interim test was $162.3 million, $143.4 million and $346.9 million, respectively. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate assumptions for these businesses would result in a change to the estimated fair value of the reporting units of approximately $80 million, $20 million and $140 million, respectively. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting units of approximately $60 million, $15 million and $125 million, respectively. While these reporting units were not determined to be fully impaired in the first quarter of 2020, they may be at risk of further impairment in the future if the related businesses do not perform as projected, including if they fail to recover as planned following the COVID-19 pandemic, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

With respect to the Company’s other reporting units that were not determined to be impaired, the Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount, as of the date of the interim test, of $2,948.5 million by 5%. The carrying amount of goodwill allocated to this reporting unit was $1,557.5 million. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate of the Tommy Hilfiger International business would result in a change to the estimated fair value of the reporting unit of approximately $355 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting unit of approximately $320 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired in the first quarter of 2020, it may be at risk of future impairment if the related business does not perform as projected, including if it fails to recover as planned following the COVID-19 pandemic, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

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

2020 Goodwill Annual Impairment Test

For the 2020 annual goodwill impairment test performed as of the beginning of the third quarter of 2020, the Company elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than the carrying amount.

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

There have been no significant events or change in circumstances since the date of the annual impairment test that would indicate the remaining carrying amount of the Company’s goodwill may be impaired as of January 31, 2021. There continues to be uncertainty about the impacts of the COVID-19 pandemic on the Company’s business. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors utilized in the impairment analysis deteriorate, the Company could incur additional goodwill impairment charges in the future.

2019 Goodwill Annual Impairment Test

For the 2019 annual goodwill impairment test performed as of the beginning of the third quarter of 2019, the Company elected to bypass the qualitative assessment for all reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of its reporting units. The Company’s annual goodwill impairment test during 2019 yielded estimated fair values in excess of the carrying amounts for all of the Company’s reporting units and therefore the second step of the quantitative goodwill impairment test was not required. The reporting unit with the least excess fair value had an estimated fair value that exceeded its carrying amount by 15%. No impairment of goodwill resulted from the Company’s annual impairment test in 2019.

2019 Goodwill Interim Impairment Test

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

Indefinite- Lived Intangible Assets Impairment Testing

2020 Indefinite-Lived Intangible Assets Interim Impairment Test

The Company determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on its business was a triggering event that prompted the need to perform interim impairment testing of its indefinite-lived intangible assets. For the TOMMY HILFIGER, Calvin Klein, Van Heusen, Warner’s and Olga tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s prior annual indefinite-lived intangible asset impairment test in 2019 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 85% as of the date of the Company’s 2019 annual test. Considering this and other factors, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test in the first quarter of 2020 was not required.

For the ARROW and Geoffrey Beene tradenames and the reacquired perpetual license rights recorded in connection with the Australia acquisition, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, the Company recorded $47.2 million of noncash impairment charges in the first quarter of 2020 to write down the two tradenames. This included $35.6 million to write down the ARROW tradename, which had a carrying amount as of the date of the interim test of $78.9 million, to a fair value of $43.3 million, and $11.6 million to write down the Geoffrey Beene tradename, which had a carrying amount of $17.0 million, to a fair value of $5.4 million. The $47.2 million of impairment charges recorded in the first quarter of 2020 was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and allocated to the Company’s Heritage Brands Wholesale segment. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate of the Arrow business would result in a change to the estimated fair value of the tradename of approximately $5 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the ARROW tradename of approximately $5 million. Holding all other assumptions used in the interim test constant, a 100 basis point change to the annual revenue growth rate or weighted average cost of capital in the Geoffrey Beene business would result in an immaterial change to the estimated fair value of the Geoffrey Beene tradename.

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

2020 Indefinite-Lived Intangible Assets Annual Impairment Test

For the 2020 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2020, the Company elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

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

There have been no significant events or change in circumstances since the date of the annual impairment test that would indicate the remaining carrying amount of the Company’s indefinite-lived intangible assets may be impaired as of January 31, 2021. There continues to be uncertainty about the impacts of the COVID-19 pandemic on the Company’s business. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors utilized in the impairment analysis deteriorate, the Company could incur additional indefinite-lived intangible asset impairment charges in the future.

2019 Indefinite-Lived Intangible Assets Annual Impairment Test

For the 2019 annual impairment test of all indefinite-lived intangible assets performed as of the beginning of the third quarter of 2019, except for the Australia reacquired perpetual license rights, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate fair value. For the Australia reacquired perpetual license rights, since only a few months had passed since the acquisition on May 31, 2019 and the business had performed better than initially expected, the Company determined qualitatively that it was not more likely than not that the fair value of these reacquired perpetual license rights were less than the carrying amount and concluded that the quantitative impairment test was not required. The fair values of all of the Company’s indefinite-lived intangible assets substantially exceeded their carrying amounts, with the exception of the Company’s Speedo perpetual license right, which had a fair value that exceeded its carrying amount by 3% at the testing date.

2019 Indefinite-Lived Intangible Assets Interim Impairment Test

In the fourth quarter of 2019, the Speedo transaction was a triggering event that prompted the need for the Company to perform an interim impairment test of the Speedo perpetual license right. As a result of this interim test, the perpetual license right was determined to be impaired and an impairment charge of $116.4 million was recorded to other noncash loss, net in the Company’s Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Speedo transaction.

Finite-Lived Intangible Assets Impairment

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

There have been no significant events or change in circumstances since the first quarter of 2020 that would indicate the remaining carrying amount of the Company’s finite-lived intangible assets may be impaired as of January 31, 2021. There continues to be uncertainty about the impacts of the COVID-19 pandemic on the Company’s business. If economic conditions caused by the pandemic do not recover as currently estimated by management, the Company could incur additional finite-lived intangible asset impairment charges in the future.

8.      DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2019 Senior Unsecured Credit Facilities.” The Company had no borrowings outstanding under these facilities as of January 31, 2021. The Company borrowed $745.7 million under these facilities in March 2020 as a precautionary measure in order to increase its cash position and preserve liquidity, given the uncertainty of the COVID-19 pandemic, and repaid $577.7 million as of the end of the first quarter of 2020. The Company repaid the remaining outstanding balance under these facilities during the second quarter of 2020. The Company had no borrowings outstanding under these facilities as of February 2, 2020.

The Company also has the ability to draw revolving borrowings under its 364-day unsecured revolving credit facility discussed below in the section entitled “2020 Unsecured Revolving Credit Facility.” The Company had no borrowings outstanding under this facility during 2020.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $250.5 million based on exchange rates in effect on January 31, 2021 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of January 31, 2021 and $49.6 million outstanding under these facilities as of February 2, 2020. The weighted average interest rate on funds borrowed as of February 2, 2020 was 2.56%. The maximum amount of borrowings outstanding under these facilities during 2020 was $97.1 million.

Commercial Paper

The Company has the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of January 31, 2021 and February 2, 2020. The maximum amount of borrowings temporarily outstanding under the program during 2020 was $165.0 million.

The commercial paper program allows for borrowings of up to $675.0 million to the extent that the Company has borrowing capacity under the United States dollar-denominated revolving credit facility included in the 2019 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675.0 million. The Company borrowed an aggregate $659.9 million under the commercial paper program and the United States dollar-denominated portion of the revolving credit facility in the first quarter of 2020 as a precautionary measure in order to increase its cash position and preserve liquidity, given the uncertainty of the COVID-19 pandemic, and repaid $449.6 million as of the end of the first quarter of 2020. The Company repaid the remaining outstanding balance during the second quarter of 2020.

2020 Unsecured Revolving Credit Facility

On April 8, 2020, the Company entered into a 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility (the “2020 facility”). The Company may increase the commitment under the 2020 facility by an aggregate amount not to exceed $100.0 million, subject to certain customary conditions. The 2020 facility will mature on April 7, 2021. The Company paid in 2020 $2.0 million of debt issuance costs, which are being amortized over the term of the debt agreement.

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

The current applicable margin with respect to the borrowings as of January 31, 2021 was 2.250% for adjusted Eurocurrency rate loans and 1.250% for base rate loans. The applicable margin for borrowings is subject to adjustment based upon the Company’s public debt rating after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2020		2019

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$1,608.6		$1,569.5
7 3/4% debentures due 2023	99.8		99.7
3 5/8% senior unsecured euro notes due 2024 (2)	631.0	(3)(4)	382.9	(3)
4 5/8% senior unsecured notes due 2025	494.5		—
3 1/8% senior unsecured euro notes due 2027 (2)	720.9		655.6
Total	3,554.8		2,707.7
Less: Current portion of long-term debt	41.1		13.8
Long-term debt	$3,513.7		$2,693.9

(1)     The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was $1,029.6 million and €481.3 million, respectively, as of January 31, 2021.

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

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of January 31, 2021 and February 2, 2020.

The Company’s mandatory long-term debt repayments for the next five years were as follows as of January 31, 2021:

(In millions)
Fiscal Year	Amount (1)
2021	$41.1
2022	106.3
2023	227.5
2024	1,975.9
2025	500.0

(1)     A portion of the Company’s mandatory long-term debt repayments are denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the next five years exceed the total carrying amount of the Company’s Term Loan A facilities, 7 3/4% debentures due 2023, 3 5/8% senior euro notes due 2024 and 4 5/8% senior notes due 2025 as of January 31, 2021 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of January 31, 2021, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section entitled “2019 Senior Unsecured Credit Facilities,” which were in effect as of such date, approximately 70% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company had loans outstanding of $1,608.6 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, no borrowings outstanding under the senior unsecured revolving credit facilities and $17.9 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of January 31, 2021.

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

The Company made payments of $14.4 million on its term loans under the 2019 facilities during 2020. The Company made payments of $70.6 million on its term loans under the 2019 facilities and repaid the 2016 facilities in connection with the refinancing of the senior credit facilities during 2019. The Company made payments of $150.0 million during 2018 on its term loans under the 2016 facilities.

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

The current applicable margin with respect to the TLA facilities and each revolving credit facility as of January 31, 2021 was 1.625% for adjusted Eurocurrency rate loans and 0.625% for base rate or Canadian prime rate loans, which reflects an increase of 0.25% as set forth in the June 2020 Amendment (as defined below). The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio, except during the relief period (as defined below), or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during 2020, 2019 and 2018:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of January 31, 2021	Fixed Rate	Expiration Date
March 2020	February 2021	$50.0	$—	0.562%	February 2023
February 2020	February 2021	50.0	—	1.1625%	February 2023
February 2020	February 2020	50.0	50.0	1.2575%	February 2023
August 2019	February 2020	50.0	50.0	1.1975%	February 2022
June 2019	February 2020	50.0	50.0	1.409%	February 2022
June 2019	June 2019	50.0	50.0	1.719%	July 2021
January 2019	February 2020	50.0	50.0	2.4187%	February 2021
November 2018	February 2019	139.2	116.6	2.8645%	February 2021
October 2018	February 2019	115.7	49.8	2.9975%	February 2021
June 2018	August 2018	50.0	50.0	2.6825%	February 2021
June 2017	February 2018	306.5	—	1.566%	February 2020

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

The 2019 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. A breach of any of these operating or financial covenants would result in a default under the 2019 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of the Company’s other debt. Given the disruption to the Company’s business caused by the COVID-19 pandemic and to ensure financial flexibility, the Company amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate is delivered for the second quarter of 2021 (the “relief period”) unless the Company elects earlier to terminate the relief period and satisfies the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provides for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400.0 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments requires that the Company suspend payments of dividends on its common stock and purchases of shares under its stock repurchase program during the relief period. The June 2020 Amendment also provides that during the relief period the applicable margin will be increased 0.25%. In addition, under the June 2020 Amendment, in the event there is a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) the Company must cause each of its wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2019 facilities and (ii) the Company and each subsidiary guarantor will be required to grant liens in favor of the collateral agent on substantially all of their respective assets (subject to customary exceptions). As of January 31, 2021, the Company was in compliance with all applicable financial and non-financial covenants (as amended) under these facilities.

The Company expects to maintain compliance with the financial covenants (as amended) under the 2019 facilities for at least the next 12 months based on its current forecasts. If the impacts of the COVID-19 pandemic on the Company’s business worsen and its earnings and operating cash flows do not recover as currently estimated by management, there can be no assurance that the Company will be able to maintain compliance with these financial covenants (as amended) in the future. There can be no assurance that the Company would be able to obtain future waivers in a timely manner, on terms acceptable to the Company, or at all. If the Company was not able to maintain compliance or obtain a future covenant waiver under the 2019 facilities, there can be no assurance that the Company would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facilities.

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

4 5/8% Senior Notes Due 2025

The Company issued on July 10, 2020, $500.0 million principal amount of 4 5/8% senior notes due July 10, 2025. The interest rate payable on the notes is subject to adjustment if either Standard & Poor’s or Moody’s, or any substitute rating agency, as defined in the indenture governing the notes, downgrades the credit rating assigned to the notes. The Company paid $6.2 million of fees in connection with the issuance of the notes, which are being amortized over the term of the notes. The Company may redeem some or all of these notes at any time prior to June 10, 2025 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after June 10, 2025 at their principal amount plus any accrued and unpaid interest.

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

As of January 31, 2021, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit outside of its 2019 facilities primarily to collateralize the Company's insurance and lease obligations. The Company had $50.9 million of these standby letters of credit outstanding as of January 31, 2021.

Interest paid was $111.2 million, $108.3 million and $114.6 million during 2020, 2019 and 2018, respectively.

9.      INCOME TAXES

The domestic and foreign components of (loss) income before income taxes were as follows:

(In millions)	2020	2019	2018
Domestic	$(1,248.7)	$(441.2)	$(5.3)
Foreign	55.7	885.2	780.9
Total	$(1,193.0)	$444.0	$775.6

The (loss) before income taxes in 2020 is due to the significant adverse impacts of the COVID-19 pandemic on the Company’s business, including $1,027.7 million of noncash impairment charges. The domestic loss before income taxes in 2020, 2019 and 2018 also include the domestic portion of certain charges incurred in 2020, 2019 and 2018. Please see Note 20, “Segment Data,” for further discussion of these costs.

Taxes paid were $130.7 million, $133.0 million and $138.4 million in 2020, 2019 and 2018, respectively.

The (benefit) provision for income taxes attributable to (loss) income consisted of the following:

(In millions)	2020		2019		2018
Federal:
Current	$(22.2)		$(30.4)		$(30.5)
Deferred	(103.5)		(52.6)	(2)	(53.2)	(3)
State and local:
Current	3.1		4.3		4.6
Deferred	(19.0)		(16.5)		9.6
Foreign:
Current	108.3		127.9		170.2
Deferred	(22.2)	(1)	(3.8)	(2)	(69.7)	(4)
Total	$(55.5)		$28.9		$31.0

(1)     Includes a $33.1 million expense related to the remeasurement of certain net deferred tax liabilities in connection with the enactment of legislation in the Netherlands known as the “2021 Dutch Tax Plan,” which became effective on January 1, 2021 and reverses the previously enacted reduction in the corporate income tax rate under the “2019 Dutch Tax Plan” (as defined below).

(2)     Includes a $27.8 million benefit related to the write-off of deferred tax liabilities in connection with the pre-tax noncash impairment of the Speedo perpetual license right, primarily in the United States. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

(3)     Includes a $24.7 million benefit related to the U.S. Tax Legislation.

(4)     Includes a $41.1 million benefit related to the remeasurement of certain net deferred tax liabilities in connection with the enactment of legislation in the Netherlands known as the “2019 Dutch Tax Plan,” which became effective on January 1, 2019 and included a gradual reduction of the corporate income tax rate by 2021.

The (benefit) provision for income taxes for the years 2020, 2019 and 2018 was different from the amount computed by applying the statutory United States federal income tax rate to the underlying (loss) income as follows:

	2020		2019		2018
Statutory federal income tax rate	21.0%		21.0%		21.0%
State and local income taxes, net of federal income tax benefit	1.7%		(2.4)%		0.5%
Effects of international jurisdictions, including foreign tax credits	(2.2)%		(15.7)%		(9.5)%
Change in estimates for uncertain tax positions	2.1%		(11.8)%	(2)	(3.7)%
Change in valuation allowance	0.9%		1.8%		(5.3)%	(3)
Remeasurement due to U.S. Tax Legislation	—%		—%		0.2%
Tax on foreign earnings (U.S. Tax Legislation - GILTI and FDII)	(5.9)%		10.0%		1.9%
Tax on Speedo transaction basis difference	—%		2.3%		—%
Goodwill impairment	(13.3)%	(1)	—%		—%
Excess tax benefits related to stock-based compensation	(0.4)%		(0.2)%		(0.6)%
Other, net	0.8%		1.5%		(0.5)%
Effective income tax rate	4.7%		6.5%		4.0%

(1)    Includes the impact of the $879.0 million of pre-tax goodwill impairment charges recorded during 2020, which were mostly non-deductible for tax purposes. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion of the impairments related to goodwill.

(2)    Includes the settlement of a multi-year audit from an international jurisdiction.

(3)     Includes the release of a $26.3 million valuation allowance on the Company’s foreign tax credits to adjust the provisional amount recorded in 2017 as a result of the U.S. Tax Legislation.

The Company files income tax returns in more than 40 international jurisdictions each year. A substantial amount of the Company’s earnings are in international jurisdictions, particularly the Netherlands and Hong Kong SAR, where income tax rates, coupled with special rates levied on income from certain of the Company’s jurisdictional activities, are lower than the United States statutory income tax rate. The effects of international jurisdictions, including foreign tax credits, reflected in the above table for 2020, 2019 and 2018 included those taxes at statutory income tax rates and at special rates levied on income from certain jurisdictional activities. The Company expects to benefit from these special rates until 2022.

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which includes various income tax provisions aimed at providing economic relief. The Company had a slight favorable cash flow impact as a result of the deferral of income tax payments under the CARES Act. The Company also considered the significant adverse impact of the pandemic on its business in assessing the realizability of its deferred tax assets. Based on this assessment, the Company determined that no additional valuation allowances were needed against its deferred tax assets. However, the Company will continue to monitor the impacts on its ability to realize deferred tax assets.

The U.S. Tax Legislation enacted on December 22, 2017 significantly revised the United States tax code. The Company finalized its accounting related to the impacts of the U.S. Tax Legislation on the one-time transition tax liability, deferred taxes, valuation allowances, state tax considerations, and any remaining outside basis differences in the Company’s foreign subsidiaries during 2018 and recorded an additional net tax benefit of $24.7 million to adjust the provisional net tax benefit recorded in 2017 during the measurement period allowed by the Securities and Exchange Commission. The net tax benefit included the release of a $26.3 million valuation allowance on the Company’s foreign tax credits, partially offset by a $1.6 million expense related to the remeasurement of the Company’s net deferred tax liabilities.

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

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2020	2019
Gross deferred tax assets
Tax loss and credit carryforwards	$314.3	$232.5
Operating lease liabilities	457.1	407.6
Employee compensation and benefits	107.1	110.9
Inventories	36.4	39.7
Accounts receivable	16.3	20.3
Accrued expenses	22.5	26.5
Derivative financial instruments	17.6	—
Other, net	13.0	—
Subtotal	984.3	837.5
Valuation allowances	(62.2)	(69.8)
Total gross deferred tax assets, net of valuation allowances	$922.1	$767.7
Gross deferred tax liabilities
Intangibles	$(867.8)	$(860.6)
Operating lease right-of-use assets	(399.2)	(357.2)
Property, plant and equipment	(16.3)	(46.2)
Derivative financial instruments	—	(12.8)
Other, net	—	(8.7)
Total gross deferred tax liabilities	$(1,283.3)	$(1,285.5)
Net deferred tax liability	$(361.2)	$(517.8)

At the end of 2020, the Company had on a tax-effected basis approximately $322.2 million of net operating loss and tax credit carryforwards available to offset future taxable income in various jurisdictions. This included net operating loss carryforwards of approximately $53.7 million and $61.3 million for federal and various state and local jurisdictions, respectively, and $27.0 million for various foreign jurisdictions. The Company also had federal and state tax credit and other carryforwards of $180.2 million. The carryforwards expire principally between 2021 and 2040.

Prior to the enactment of the U.S. Tax Legislation, the Company's undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the U.S. Tax Legislation, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the U.S. Tax Legislation were deemed to have been repatriated. The Company's intent is to reinvest indefinitely substantially all of its foreign earnings outside of the United States. However, if the Company decides at a later date to repatriate these earnings to the United States, the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Uncertain tax positions activity for each of the last three years was as follows:

(In millions)	2020	2019	2018
Balance at beginning of year	$219.9	$248.3	$297.1
Increases related to prior year tax positions	5.4	7.7	13.9
Decreases related to prior year tax positions	(2.9)	(15.8)	(24.9)
Increases related to current year tax positions	10.9	18.2	25.5
Lapses in statute of limitations	(30.7)	(36.0)	(54.7)
Effects of foreign currency translation	8.1	(2.5)	(8.6)
Balance at end of year	$210.7	$219.9	$248.3

The entire amount of uncertain tax positions as of January 31, 2021, if recognized, would reduce the future effective tax rate under current accounting guidance.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Statements of Operations for 2020, 2019 and 2018 totaled an expense of $2.3 million, a benefit of $15.0 million and an expense of $12.1 million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of January 31, 2021 and February 2, 2020 totaled $28.3 million and $25.2 million, respectively. The Company recorded its liabilities for uncertain tax positions principally in accrued expenses and other liabilities in its Consolidated Balance Sheets.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2006. It is reasonably possible that a reduction of uncertain tax positions in a range of $80.0 million to $100.0 million may occur within 12 months of January 31, 2021.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its term loans under the 2019 facilities, and the 2020 facility. The Company has entered into interest rate swap agreements to hedge against a portion of the exposure related to its term loans under the 2019 facilities. The Company had no borrowings outstanding under the 2020 facility during 2020. Please see Note 8, “Debt,” for further discussion of the 2019 facilities, the 2020 facility and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively, “cash flow hedges”). The changes in the fair value of the cash flow hedges are recorded in equity as a component of AOCL. No amounts were excluded from effectiveness testing. During 2020, the Company dedesignated certain cash flow hedges due to the impacts of the COVID-19 pandemic, which resulted in the release of an immaterial gain from AOCL into the Company’s Consolidated Statement of Operations. The Company continues to believe that transactions relating to its other designated cash flow hedges are probable to occur as of January 31, 2021.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,514.2 million and $1,351.9 million, respectively, as of January 31, 2021 and $1,178.6 million and $1,038.5 million, respectively, as of February 2, 2020. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets				Liabilities
	2020		2019		2020		2019
	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$1.2	$0.1	$21.4	$0.4	$29.0	$0.4	$1.2	$0.1
Interest rate swap agreements	—	—	0.1	—	3.2	1.5	5.5	0.4
Total contracts designated as cash flow hedges	1.2	0.1	21.5	0.4	32.2	1.9	6.7	0.5
Undesignated contracts:
Foreign currency forward exchange contracts	2.5	—	1.5	—	1.6	—	0.9	—
Total	$3.7	$0.1	$23.0	$0.4	$33.8	$1.9	$7.6	$0.5

The notional amount outstanding of foreign currency forward exchange contracts was $1,212.8 million at January 31, 2021. Such contracts expire principally between February 2021 and May 2022.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive Income (Loss)

(In millions)
	2020	2019	2018
Foreign currency forward exchange contracts (inventory purchases)	$(57.3)	$22.4	$97.1
Interest rate swap agreements	(9.9)	(5.8)	(2.6)
Foreign currency borrowings (net investment hedges)	(125.0)	39.3	95.6
Total	$(192.2)	$55.9	$190.1

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified			Location	Total Statements of Operations Amount
	2020	2019	2018		2020	2019	2018
Foreign currency forward exchange contracts (inventory purchases)	$12.5	$23.1	$(11.6)	Cost of goods sold	$3,355.8	$4,520.6	$4,348.5
Interest rate swap agreements	(11.0)	(1.4)	1.1	Interest expense	125.5	120.0	120.8
Total	$1.5	$21.7	$(10.5)

A net loss in AOCL on foreign currency forward exchange contracts at January 31, 2021 of $36.4 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate swap agreements at January 31, 2021 of $3.2 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

	(Loss) Gain Recognized in (Expense) Income
(In millions)	2020	2019	2018
Foreign currency forward exchange contracts	$(11.8)	$3.4	$(1.5)

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of January 31, 2021.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$3.8	N/A	$3.8	N/A	$23.3	N/A	$23.3
Interest rate swap agreements	N/A	—	N/A	—	N/A	0.1	N/A	0.1
Total Assets	N/A	$3.8	N/A	$3.8	N/A	$23.4	N/A	$23.4

Liabilities:
Foreign currency forward exchange contracts	N/A	$31.0	N/A	$31.0	N/A	$2.2	N/A	$2.2
Interest rate swap agreements	N/A	4.7	N/A	4.7	N/A	5.9	N/A	5.9
Total Liabilities	N/A	$35.7	N/A	$35.7	N/A	$8.1	N/A	$8.1

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

The following tables show the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during 2020, 2019 and 2018, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
2020	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$110.5	$110.5	$28.2
Property, plant and equipment, net	N/A	N/A	2.7	2.7	53.7
Goodwill	N/A	N/A	652.6	652.6	879.0
Tradenames	N/A	N/A	48.7	48.7	47.2
Other intangible assets, net	N/A	N/A	—	—	7.3
Investments in unconsolidated affiliates	N/A	N/A	—	—	12.3

2019
Operating lease right-of-use assets	N/A	N/A	14.5	14.5	83.0
Property, plant and equipment, net	N/A	N/A	—	—	26.9
Other intangible assets, net	N/A	N/A	87.4	87.4	116.4

2018
Property, plant and equipment, net	N/A	N/A	0.6	0.6	17.9

Property, plant and equipment with a carrying amount of $17.1 million was written down to a fair value of $1.1 million during the first quarter of 2020, primarily due to the adverse impacts of the COVID-19 pandemic on the Company’s retail stores with lease terms expiring by the end of fiscal 2021 with no intention of renewal, including temporary store closures and reduced traffic, occupancy and consumer spending trends. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Property plant and equipment with a carrying amount of $32.1 million and operating lease right-of-use assets with a carrying amount of $138.7 million were written down to their fair values of $1.6 million and $110.5 million, respectively, during the fourth quarter 2020. These impairments were primarily due to the adverse impacts of the pandemic on the financial performance of certain of the Company's retail stores and the shift in consumer buying trends from brick and mortar retail stores to digital channels. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. Fair value of the Company's operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents.

Property, plant and equipment with a carrying amount of $7.2 million was written down to a fair value of zero during 2020 in connection with the planned exit from the Heritage Brands Retail business, which will result in the closing of 162 heritage brand stores by mid-2021. Approximately 40 of these stores had been closed by the end of 2020. Please see Note 17, “Exit Activity Costs,” for further discussion of the Heritage Brands Retail exit costs. Fair value of the Company’s Heritage Brands Retail business property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Goodwill with a carrying amount of $1,531.6 million was written down to a fair value of $652.6 million during 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Tradenames with a carrying amount of $95.9 million were written down to a fair value of $48.7 million during 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Other intangible assets with a carrying amount of $7.3 million were written down to a fair value of zero during 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

The Company’s equity method investment in Karl Lagerfeld with a carrying amount of $12.3 million was written down to a fair value of zero during 2020. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

The $1,027.7 million of impairment charges during 2020 were recorded in the Company’s Consolidated Statement of Operations, of which $933.5 million was included in goodwill and other intangible asset impairments, $81.9 million was included in SG&A expenses, and $12.3 million was included in equity in net (loss) income of unconsolidated affiliates. The $1,027.7 million of impairment charges were recorded to the Company’s segments as follows: $414.7 million in the Calvin Klein International segment, $304.1 million in the Calvin Klein North America segment, $249.6 million in the Heritage Brands Wholesale segment, $30.0 million in the Tommy Hilfiger International segment, $11.0 million in the Heritage Brands Retail segment, $6.0 million in the Tommy Hilfiger North America segment and $12.3 million was recorded in corporate expenses not allocated to any reportable segments.

Operating lease right-of-use assets with a carrying amount of $97.5 million were written down to a fair value of $14.5 million during 2019 primarily as a result of the closure during the first quarter of 2019 of the Company’s TOMMY HILFIGER flagship and anchor stores in the United States (the “TH U.S. store closures”) and the closure during the first quarter of 2019 of the Company’s Calvin Klein flagship store on Madison Avenue in New York, New York in connection with the restructuring associated with the strategic changes for the Calvin Klein business announced in January 2019 (the “Calvin Klein restructuring”). Fair value of the operating lease right-of-use assets was determined based on the discounted cash flows of estimated market rents using market participant assumptions.

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

The Company’s perpetual license right for the Speedo trademark with a carrying amount of $203.8 million was written down to a fair value of $87.4 million in the fourth quarter of 2019 in connection with the Speedo transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

The $226.3 million of impairment charges during 2019 were recorded in the Company’s Consolidated Statement of Operations, of which $109.9 million was included in SG&A expenses and $116.4 million was included in other noncash loss, net. The $226.3 million of impairment charges were recorded to the Company’s segments as follows: $118.6 million in the Heritage Brands Wholesale segment, $50.0 million in the Tommy Hilfiger North America segment, $37.4 million in the Calvin Klein North America segment, $13.1 million in the Calvin Klein International segment, $4.0 million in the Tommy Hilfiger International segment, $0.1 million in the Heritage Brands Retail segment and $3.1 million was recorded in corporate expenses not allocated to any reportable segments.

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

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	2020		2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,651.4	$1,651.4	$503.4	$503.4
Short-term borrowings	—	—	49.6	49.6
Long-term debt (including portion classified as current)	3,554.8	3,806.8	2,707.7	2,869.7

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

12.      RETIREMENT AND BENEFIT PLANS

The Company, as of January 31, 2021, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. The Company had five noncontributory qualified defined benefit pension plans until the merger of three of its plans into another of the plans effective December 31, 2020. The merger did not have any impact on plan benefits. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

The Company also has three noncontributory unfunded non-qualified supplemental defined benefit pension plans, including:

–A plan for certain former members of Tommy Hilfiger’s domestic senior management. The plan is frozen and, as a result, participants do not accrue additional benefits.
–A capital accumulation program for certain senior executives (Mr. Chirico is the only actively employed participant in this program). Under the individual participants’ agreements, the participants in the program will receive a predetermined amount during the ten years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least ten years and has attained age 55.

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

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2020	2019	2020	2019	2020	2019
Balance at beginning of year	$830.1	$651.0	$124.5	$99.2	$8.2	$8.4
Service cost, net of plan expenses	42.9	31.2	5.7	5.8	—	—
Interest cost	25.5	27.9	3.5	4.3	0.2	0.3
Benefit payments	(64.0)	(29.2)	(9.6)	(7.9)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(1.3)	(1.0)
Special termination benefits	1.1	—	1.9	—	—	—
Speedo deconsolidation gain	(2.2)	—	(0.6)	—	—	—
Actuarial loss (gain)	7.1	149.2	(3.7)	23.1	(0.8)	0.5
Balance at end of year	$840.5	$830.1	$121.7	$124.5	$6.3	$8.2

Service cost on the Pension Plans increased in 2020 as compared to 2019 primarily due to a decrease in the discount rate.

The net actuarial loss included in the projected benefit obligation (Pension Plans and SERP Plans) in 2020 was due principally to a decrease in the discount rate, partially offset by (i) a reduction in plan participants due to the Company’s North America office workforce reduction and (ii) updated mortality assumptions. The actuarial losses in 2019 were due principally to decreases in the discount rates.

The Company announced on July 14, 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape. The Company’s actions included a reduction in its North America office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions. For certain eligible employees affected by the workforce reduction, the Company provided an enhanced retirement benefit and as a result recognized $3.0 million of special termination benefit costs during 2020, with a corresponding increase to its pension benefit obligation. Benefit payments from the Pension Plans increased in 2020 as a result of these actions. Please see Note 17, “Exit Activity Costs,” for further discussion of these actions.

The Company completed the sale of its Speedo North America business to Pentland on April 6, 2020. Upon the closing of the transaction, U.S.-based employees who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned under its retirement plans. No further benefits will be accrued under the plans and as a result, the Company recognized a gain of $2.8 million during 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other noncash loss, net in the Company’s Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the sale of the Speedo North America business.

Reconciliations of the fair value of the assets held by the Pension Plans and the funded status were as follows:

(In millions)	2020	2019
Fair value of plan assets at beginning of year	$721.2	$636.8
Actual return, net of plan expenses	108.6	112.9
Benefit payments	(64.0)	(29.2)
Company contributions	—	0.7
Fair value of plan assets at end of year	$765.8	$721.2
Funded status at end of year	$(74.7)	$(108.9)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2020	2019	2020	2019	2020	2019
Non-current assets	$—	$1.7	$—	$—	$—	$—
Current liabilities	—	—	(10.2)	(9.3)	(0.8)	(1.1)
Non-current liabilities	(74.7)	(110.6)	(111.5)	(115.2)	(5.5)	(7.1)
Net amount recognized	$(74.7)	$(108.9)	$(121.7)	$(124.5)	$(6.3)	$(8.2)

The components of net benefit cost recognized were as follows:

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$45.0	$33.5	$33.7	$5.7	$5.8	$5.8	$—	$—	$—
Interest cost	25.5	27.9	26.0	3.5	4.3	3.9	0.2	0.3	0.4
Actuarial (gain) loss	(60.0)	74.2	17.4	(3.7)	23.1	(1.3)	(0.8)	0.5	(1.1)
Expected return on plan assets	(43.6)	(40.3)	(40.3)	—	—	—	—	—	—
Amortization of prior service cost	—	—	0.1	—	—	—	—	—	—
Special termination benefits	1.1	—	—	1.9	—	—	—	—	—
Speedo deconsolidation gain	(2.2)	—	—	(0.6)	—	—	—	—	—
Total	$(34.2)	$95.3	$36.9	$6.8	$33.2	$8.4	$(0.6)	$0.8	$(0.7)

The actuarial gain included in net benefit cost in 2020 was due principally to the (i) difference between the actual and expected return on plan assets for the Pension Plans, (ii) the reduction in plan participants due to the North America workforce reduction, and (iii) updated mortality assumptions, which more than offset the impact of a decline in the discount rates. The actuarial losses in 2019 were due principally to decreases in the discount rates. For the Pension Plans, these losses were partially offset by an actuarial gain as a result of the difference between the actual and expected returns on plan assets.

The service cost component of net benefit cost is recorded in SG&A expenses and the other components of net benefit cost are recorded in non-service related pension and postretirement (income) cost in the Company’s Consolidated Statements of Operations.

Amortization of prior service cost recognized in other comprehensive (loss) income for Pension Plans, SERP Plans, and Postretirement Plans was immaterial during 2020, 2019 and 2018.

Pre-tax amounts in AOCL that had not yet been recognized as components of net benefit cost in the Pension Plans, SERP Plans and Postretirement Plans were immaterial as of January 31, 2021 and February 2, 2020.

The accumulated benefit obligation (Pension Plans and SERP Plans) were as follows:

	Pension Plans		SERP Plans
(In millions)	2020	2019	2020	2019
Accumulated benefit obligation	$754.9	$751.3	$102.6	$99.9

In 2020, both of the Company’s Pension Plans had projected benefit obligations in excess of plan assets and one of the Company’s Pension Plans had accumulated benefit obligations in excess of plan assets. In 2019, three of the then five Company Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2020	2019
Number of plans with projected benefit obligations in excess of plan assets	2	3
Aggregate projected benefit obligation	$840.5	$811.9
Aggregate fair value of related plan assets	$765.8	$701.3

Number of plans with accumulated benefit obligations in excess of plan assets	1	3
Aggregate accumulated benefit obligation	$4.3	$733.3
Aggregate fair value of related plan assets	$4.1	$701.3

In 2020 and 2019, all of the Company’s SERP Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets as the plans are unfunded.

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2020	2019	2018
Discount rate (applies to Pension Plans and SERP Plans)	3.04%	3.15%	4.35%
Discount rate (applies to Postretirement Plans)	2.29%	2.70%	4.16%
Rate of increase in compensation levels (applies to Pension Plans)	4.25%	4.23%	4.24%
Expected long-term rate of return on assets (applies to Pension Plans)	6.00%	6.25%	6.50%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation.

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while managing future contributions. The investment policy aims to earn a reasonable rate of return while minimizing the risk of large losses. Assets are diversified by asset class in order to reduce volatility of overall results from year to year and to take advantage of various investment opportunities. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the Pension Plans as of January 31, 2021 was approximately 40% United States equities, 20% international equities and 40% fixed income investments and cash. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds, collective funds and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

In accordance with the fair value hierarchy described in Note 11, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Pension Plans for each major category as of January 31, 2021 and February 2, 2020:

(In millions)		Fair Value Measurements as of January 31, 2021(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$219.4	$219.4	$—	$—
International equities(2)	24.8	24.8	—	—
United States equity fund(3)	62.2	—	62.2	—
International equity funds(4)	151.1	71.5	79.6	—
Fixed income securities:
Government securities(5)	59.1	—	59.1	—
Corporate securities(5)	208.8	—	208.8	—
Short-term investment funds(6)	38.0	—	38.0	—
Subtotal	$763.4	$315.7	$447.7	$—
Other assets and liabilities(8)	2.4
Total	$765.8

(In millions)		Fair Value Measurements as of February 2, 2020(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$182.2	$182.2	$—	$—
International equities(2)	10.7	10.7	—	—
United States equity fund(3)	66.3	—	66.3	—
International equity funds(4)	135.1	65.4	69.7	—
Fixed income securities:
Government securities(5)	74.0	—	74.0	—
Corporate securities(5)	225.9	—	225.9	—
Short-term investment funds(6)	18.6	—	18.6	—
Total return mutual fund(7)	6.9	6.9	—	—
Subtotal	$719.7	$265.2	$454.5	$—
Other assets and liabilities(8)	1.5
Total	$721.2
(1)The Company uses third party pricing services to determine the fair values of the financial instruments held by the pension plans. The Company obtains an understanding of the pricing services' valuation methodologies and related inputs and validates a sample of prices by reviewing prices from other sources. The Company has not adjusted any prices received from the third party pricing services.
(2)Valued at the closing price or unadjusted quoted price in the active market in which the individual securities are traded.
(3)Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem this investment at net asset value within the near term and therefore classifies this investment within Level 2. This commingled fund invests in United States large cap equities that track the Russell 1000 Index.
(4)Valued at the net asset value of the fund, either as determined by the closing price in the active market in which the individual fund is traded and classified within Level 1, or as determined by a pricing vendor or the fund family and classified within Level 2. This category includes funds that invest in equities of companies outside of the United States.
(5)Valued with bid evaluation pricing where the inputs are based on actual trades in active markets, when available, as well as observable market inputs that include actual and comparable trade data, market benchmarks, broker quotes, trading spreads and/or other applicable data.
(6)Valued at the net asset value of the funds, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. These funds invest in high-grade, short-term, money market instruments.
(7)Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This mutual fund invests in both equity securities and fixed income securities.
(8)This category includes other pension assets and liabilities such as pending trades and accrued income.

The Company believes that there are no significant concentrations of risk within the plan assets as of January 31, 2021.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2021. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Postretirement Plans are as follows:

(In millions)
Fiscal Year	Pension Plans	SERP Plans	Postretirement Plans
2021	$37.8	$10.2	$0.8
2022	40.1	13.0	0.7
2023	41.6	11.8	0.7
2024	43.5	10.0	0.6
2025	44.7	11.1	0.6
2026-2030	247.1	55.3	2.0

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees in the United States who elect to participate. The Company matches a portion of employee contributions to the plans. The Company also has defined contribution plans for certain employees associated with certain businesses acquired in the acquisition of Tommy Hilfiger, Warnaco and the Australia acquisition, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $34.2 million, $29.9 million and $25.4 million in 2020, 2019 and 2018, respectively.
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

Through January 31, 2021, the Company has granted under the Plan (i) service-based stock options, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There was no restricted stock outstanding as of January 31, 2021.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares. Total shares available for grant at January 31, 2021 amounted to 4.8 million shares.

Net (loss) income for 2020, 2019 and 2018 included $50.5 million, $56.1 million and $56.2 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $5.9 million, $6.9 million and $8.9 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions in 2020, 2019 and 2018 were $3.0 million, $8.8 million and $13.2 million, respectively. The tax benefits realized included discrete net excess tax (deficiencies) benefits of $(5.4) million, $0.9 million and $4.9 million recognized in the Company’s provision for income taxes during 2020, 2019 and 2018, respectively.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during 2020, 2019 and 2018 and the resulting weighted average grant date fair value per stock option:

	2020	2019	2018
Weighted average risk-free interest rate	0.48%	2.15%	2.78%
Weighted average expected stock option term (in years)	6.25	6.25	6.25
Weighted average Company volatility	45.08%	29.88%	26.92%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per stock option	$23.05	$37.14	$51.66

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the stock options granted during 2020 was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment, as such suspension was viewed as temporary.

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Stock option activity for the year was as follows:

(In thousands, except years and per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 2, 2020	902	$109.25	5.9	$871
Granted	250	54.39
Exercised	45	85.93
Cancelled	79	92.30
Outstanding at January 31, 2021	1,028	$98.23	6.0	$7,139
Exercisable at January 31, 2021	638	$109.64	4.4	$59

The aggregate grant date fair value of stock options granted during 2020, 2019 and 2018 was $5.8 million, $6.3 million and $4.4 million, respectively.

The aggregate grant date fair value of stock options that vested during 2020, 2019 and 2018 was $5.0 million, $6.5 million and $6.5 million, respectively.

The aggregate intrinsic value of stock options exercised during 2020, 2019 and 2018 was $0.7 million, $1.3 million and $10.9 million, respectively.

At January 31, 2021, there was $4.9 million of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.9 years.

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

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2020	996	$117.28
Granted	1,034	57.28
Vested	364	113.08
Cancelled	196	97.32
Non-vested at January 31, 2021	1,470	$78.80

The aggregate grant date fair value of RSUs granted during 2020, 2019 and 2018 was $59.2 million, $67.3 million and $53.5 million, respectively. The aggregate grant date fair value of RSUs vested during 2020, 2019 and 2018 was $41.2 million, $40.7 million and $35.1 million, respectively.

At January 31, 2021, there was $75.0 million of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

PSUs

Outstanding contingently issuable PSUs granted to certain of the Company’s senior executives are subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For awards granted in 2017, the three-year performance period ended during 2020 and holders of the awards did not earn any shares since the market conditions were not satisfied. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted was established for each grant on the grant date using the Monte Carlo simulation model.

The following summarizes the assumptions used to estimate the fair value of PSUs granted during 2020, 2019 and 2018 and the resulting weighted average grant date fair value per PSU:

	2020	2019	2018
Weighted average risk-free interest rate	0.19%	2.13%	2.62%
Weighted average Company volatility	51.86%	30.25%	29.78%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per PSU	$64.89	$119.46	$159.53

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for the term corresponding to the three-year performance period. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the three-year performance period. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the PSUs granted during 2020 was not affected by the Company's suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment, as such suspension was viewed as temporary.

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For such awards, the weighted average grant date fair value was discounted 15.94% in 2020, 6.20% in 2019 and 7.09% in 2018 for the restriction of liquidity, which was calculated using the Chaffe model.

PSU activity for the year was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 2, 2020	181	$119.63
Granted at target	132	64.89
Reduction due to market condition not satisfied	70	96.47
Vested	—	—
Cancelled	6	103.99
Non-vested at January 31, 2021	237	$96.48

The aggregate grant date fair value of PSUs granted during 2020, 2019 and 2018 was $8.6 million, $8.6 million and $7.0 million, respectively. The aggregate grant date fair value of PSUs that vested during 2019 and 2018 was $6.7 million and $4.6 million, respectively. No PSUs vested in 2020. PSUs in the above table are subject to market conditions. As such, the non-vested PSUs are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that will actually be earned.

At January 31, 2021, there was $3.4 million of unrecognized pre-tax compensation expense related to non-vested PSUs, which is expected to be recognized over a weighted average period of 2.0 years.

14.    STOCKHOLDERS’ EQUITY

Acquisition of Treasury Shares

The Company’s Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program at any time, without prior notice.

The Company suspended share repurchases under the stock repurchase program beginning in March 2020, following the purchase of 1.4 million shares in open market transactions for $110.7 million completed earlier in the first quarter, in order to increase its cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on its business. Under the terms of the June 2020 Amendment, the Company is not permitted to make share repurchases during the relief period (as defined). Please see Note 8, “Debt,” for further discussion. The existing stock repurchase program remains authorized by the Board of Directors and the Company may resume share repurchases after the restrictions under the June 2020 Amendment lapse. As of January 31, 2021, the repurchased shares were held as treasury stock and $572.6 million of the authorization remained available for future share repurchases.

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

During 2019 and 2018, the Company purchased 3.4 million shares and 2.2 million shares, respectively, of its common stock under the program in open market transactions for $325.0 million and $300.1 million, respectively.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

Common Stock Dividends

The Company declared a $0.0375 per share dividend payable to its common stockholders of record as of March 4, 2020, in respect of which the Company made dividend payments totaling $2.7 million on March 31, 2020. The Company suspended its dividends following the payment of the $0.0375 per common share dividend on March 31, 2020 in order to increase its cash position and preserve financial flexibility in response to the impacts of the COVID-19 pandemic on its business. Under the terms of the June 2020 Amendment, the Company is not permitted to declare or pay dividends during the relief period. Please see Note 8, “Debt,” for further discussion. The Company declared four $0.0375 per share dividends payable to its common stockholders in each of 2019 and 2018, totaling $11.3 million and $11.6 million, respectively.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance at February 4, 2018	$(249.4)		$(72.1)	$(321.5)
Other comprehensive (loss) income before reclassifications	(288.2)	(1)(2)	92.0	(196.2)
Less: Amounts reclassified from AOCL	—		(9.8)	(9.8)
Other comprehensive (loss) income	(288.2)		101.8	(186.4)
Balance at February 3, 2019	$(537.6)		$29.7	$(507.9)
Other comprehensive (loss) income before reclassifications	(128.1)	(1)(2)	15.9	(112.2)
Less: Amounts reclassified from AOCL	—		20.0	20.0
Other comprehensive loss	(128.1)		(4.1)	(132.2)
Balance at February 2, 2020	$(665.7)		$25.6	$(640.1)
Other comprehensive income (loss) before reclassifications	184.1	(1)(3)	(60.4)	123.7
Less: Amounts reclassified from AOCL	—		2.7	2.7
Other comprehensive income (loss)	184.1		(63.1)	121.0
Balance at January 31, 2021	$(481.6)		$(37.5)	$(519.1)
(1)Foreign currency translation adjustments included a net (loss) gain on net investment hedges of $(94.4) million, $29.7 million and $73.1 million in 2020, 2019 and 2018, respectively.
(2)Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.
(3)Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings:

	Amount Reclassified from AOCL			Affected Line Item in the Company’s Consolidated Statements of Operations
(In millions)	2020	2019	2018
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$12.5	$23.1	$(11.6)	Cost of goods sold
Interest rate swap agreements	(11.0)	(1.4)	1.1	Interest expense
Less: Tax effect	(1.2)	1.7	(0.7)	Income tax (benefit) expense
Total, net of tax	$2.7	$20.0	$(9.8)

16.    LEASES

The Company leases approximately 1,730 Company-operated free-standing retail store locations across more than 35 countries, generally with initial lease terms of three to ten years. The Company also leases warehouses, distribution centers, showrooms, office space and a factory in Ethiopia, generally with initial lease terms of ten to 20 years, as well as certain equipment and other assets, generally with initial lease terms of one to five years.

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

Leases generally provide for payments of nonlease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. For lease agreements entered into or modified after February 3, 2019, the Company accounts for lease components and nonlease components together as a single lease component and, as such, includes fixed payments of nonlease components in the measurement of the right-of-use assets and lease liabilities. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred as variable lease costs and are not recorded on the Company’s Consolidated Balance Sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

In conjunction with the Australia acquisition in May 2019, the Company acquired an office building and warehouse owned by Gazal. Prior to the acquisition, Gazal had entered into an agreement with a third party to sell the building and as such, the building was classified as held for sale and recorded at its fair value less estimated costs to sell on the acquisition date. Please see Note 3, “Acquisitions and Divestitures,” for further discussion. In June 2019, the Company completed the sale of the office building and warehouse for $59.4 million, incurring costs of $1.0 million, and leased back the building without an option to repurchase. No gain or loss was recognized on the transaction. The lease is classified as an operating lease with an initial lease term of five years and includes three options to renew for a period of five years each. Exercise of these renewal options is not reasonably certain and as a result, the Company recognized an operating lease right-of-use asset and operating lease liability based on the initial term of the lease.

The components of the net lease cost were as follows:

(In millions)	Line Item in the Company’s Consolidated Statements of Operations	2020	2019
Finance lease cost:
Amortization of right-of-use-assets	SG&A expenses (depreciation and amortization)	$5.2	$5.3
Interest on lease liabilities	Interest expense	0.4	0.5
Total finance lease cost		5.6	5.8
Operating lease cost	SG&A expenses	477.8	459.5
Short-term lease cost	SG&A expenses	28.9	25.9
Variable lease cost	SG&A expenses	71.7	143.8
Less: sublease income	SG&A expenses	(1.3)	(0.4)
Total net lease cost		$582.7	$634.6

The Company has sought concessions from landlords for certain of its stores affected by temporary closures as a result of the COVID-19 pandemic in the form of rent deferrals or rent abatements. Consistent with updated guidance issued by the FASB in April 2020, the Company elected to treat COVID-19 related rent concessions as though enforceable rights and obligations for those concessions existed in the original contract. As such, rent abatements negotiated with landlords are recorded as a reduction to variable lease expense included in SG&A expenses in the Company’s Consolidated Statements of Operations. The Company recorded $50.3 million of rent abatements during 2020. Rent deferrals have no impact to lease expense and amounts deferred and payable in future periods are included in the current portion of operating lease liabilities in the Company’s Consolidated Balance Sheet.

Supplemental balance sheet information related to leases was as follows:

(In millions)	Line Item in the Company’s Consolidated Balance Sheets	2020	2019
Right-of-use assets:
Operating lease	Operating lease right-of-use assets	$1,564.8	$1,675.8
Finance lease	Property, plant and equipment, net	11.4	12.6
		$1,576.2	$1,688.4
Current lease liabilities:
Operating lease	Current portion of operating lease liabilities	$421.4	$363.5
Finance lease	Accrued expenses	5.3	4.6
		$426.7	$368.1
Other lease liabilities:
Operating lease	Long-term portion of operating lease liabilities	$1,430.7	$1,532.0
Finance lease	Other liabilities	7.9	9.9
		$1,438.6	$1,541.9

Operating lease right-of-use assets with a carrying amount of $138.7 million were written down to a fair value of $110.5 million during 2020 primarily as a result of the adverse impacts of the COVID-19 pandemic on the financial performance of certain of the Company's retail stores and the shift in consumer buying trends from brick and mortar retail stores to digital channels. The $28.2 million of impairment charges were included in SG&A expenses in the Company’s Consolidated Statement of Operations. Please see Note 11, “Fair Value Measurements,” for further discussion of the noncash impairment charges related to the Company’s operating lease right-of-use assets.

Supplemental cash flow information related to leases was as follows:

(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$396.1	$472.8
Operating cash flows from finance leases	0.4	0.5
Financing cash flows from finance leases	5.5	5.5
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	247.3	441.3
Right-of-use assets obtained in exchange for new finance lease liabilities	4.0	3.6

The following summarizes the weighted average remaining lease terms and weighted average discount rates related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet:

	2020	2019
Weighted average remaining lease term (years):
Operating leases	6.53	6.84
Finance leases	3.98	4.37
Weighted average discount rate:
Operating leases	4.10%	4.25%
Finance leases	2.77%	3.11%

At January 31, 2021, the maturities of the Company’s lease liabilities were as follows:

(In millions)	Finance Leases	Operating Leases	Total
2021	$5.6	$487.0	$492.6
2022	3.5	386.2	389.7
2023	2.0	293.1	295.1
2024	0.9	228.7	229.6
2025	0.4	180.0	180.4
Thereafter	1.9	554.7	556.6
Total lease payments	$14.3	$2,129.7	$2,144.0
Less: Interest	(1.1)	(277.6)	(278.7)
Total lease liabilities	$13.2	$1,852.1	$1,865.3

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

Rent expense was as follows:

(In millions)	2018
Minimum	$465.3
Percentage and other	128.6
Less: Sublease rental income	(1.4)
Total	$592.5

17.    EXIT ACTIVITY COSTS

Heritage Brands Retail Exit Costs

The Company announced on July 14, 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including the exit from its Heritage Brands Retail business, which as of the date of the announcement consisted of 162 stores in North America, by mid-2021. In connection with the planned exit from the Heritage Brands Retail business, the Company recorded pre-tax costs during 2020 and expects to incur total costs as follows:

(In millions)	Total Costs Expected to be Incurred	Costs Incurred During 2020
Severance, termination benefits and other employee costs	$24.0	$14.6
Long-lived asset impairments	7.2	7.2
Accelerated amortization of lease assets	15.8	7.2
Contract termination and other costs	3.0	—
Total	$50.0	$29.0

The costs incurred during 2020 relate to SG&A expenses of the Heritage Brands Retail segment. The remaining costs are expected to be incurred through the second quarter of 2021 in connection with the planned exit from the Heritage Brands Retail business. Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 11, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during 2020.

The liabilities at January 31, 2021 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/2/20	Costs Incurred During 2020	Costs Paid During 2020	Liability at 1/31/21
Severance, termination benefits and other employee costs	$—	$14.6	$2.0	$12.6

North America Office Workforce Reduction

The Company also announced on July 14, 2020 a reduction in its office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions (the “North America workforce reduction”). In connection with the North America workforce reduction, the Company recorded pre-tax costs during 2020 as shown in the following table. All expected costs related to the North America workforce reduction were incurred by the end of 2020.

(In millions)	Costs Incurred During 2020
Severance, termination benefits and other employee costs	$39.7

Of the costs incurred during 2020, $3.0 million relates to special termination benefits included in non-service related pension and postretirement income and $36.7 million relates to SG&A expenses. Please see Note 12, “Retirement and Benefit Plans,” for further discussion of the special termination benefits. Of the above charges incurred during 2020, $12.5 million relate to the Heritage Brands Wholesale segment, $10.9 million relate to the Tommy Hilfiger North America segment, $10.5 million relate to the Calvin Klein North America segment and $5.8 million relate to corporate expenses not allocated to any reportable segment. Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at January 31, 2021 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/2/20	Costs Incurred During 2020	Costs Paid During 2020	Liability at 1/31/21
Severance, termination benefits and other employee costs (1)	$—	$36.7	$25.3	$11.4

(1)     The liability at January 31, 2021 excludes the $3.0 million of costs related to the special termination benefits, which are recorded in the pension benefit obligation in the Company’s Consolidated Balance Sheet as of January 31, 2021.

18.    NET (LOSS) INCOME PER COMMON SHARE

The Company computed its basic and diluted net (loss) income per common share as follows:

(In millions, except per share data)	2020	2019	2018
Net (loss) income attributable to PVH Corp.	$(1,136.1)	$417.3	$746.4

Weighted average common shares outstanding for basic net (loss) income per common share	71.2	74.2	76.5
Weighted average impact of dilutive securities	—	0.4	0.8
Total shares for diluted net (loss) income per common share	71.2	74.6	77.3

Basic net (loss) income per common share attributable to PVH Corp.	$(15.96)	$5.63	$9.75

Diluted net (loss) income per common share attributable to PVH Corp.	$(15.96)	$5.60	$9.65

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per common share as the effect would be anti-dilutive were as follows:

(In millions)	2020	2019	2018
Weighted average potentially dilutive securities	2.4	1.1	0.4

Diluted net loss per common share attributable to PVH Corp. for the year ended January 31, 2021 excluded all potentially dilutive securities because there was a net loss attributable to PVH Corp. for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of January 31, 2021, February 2, 2020 and February 3, 2019 and, therefore, were excluded from the calculation of diluted net (loss) income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.2 million, 0.3 million and 0.3 million as of January 31, 2021, February 2, 2020 and February 3, 2019, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

19.    SUPPLEMENTAL CASH FLOW INFORMATION

Omitted from the Company’s Consolidated Statement of Cash Flows for 2020 were capital expenditures related to property, plant and equipment of $32.1 million, which will not be paid until 2021. The Company paid $39.5 million in cash during 2020 related to property, plant and equipment that was acquired in 2019. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2019. The Company paid $43.7 million in cash during 2019 related to property, plant and equipment that was acquired in 2018. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2018.

The Company completed the Australia acquisition in the second quarter of 2019. Omitted from the Company’s Consolidated Statement of Cash Flows for 2019 was the following noncash acquisition consideration: (i) the issuance to key executives of Gazal and PVH Australia of approximately 6% of the outstanding shares in the subsidiary of the Company that acquired 100% of the ownership interests in the Australia business, for which the Company recognized a $26.2 million liability on the date of the acquisition and (ii) the elimination of a $2.2 million pre-acquisition receivable owed to the Company by PVH Australia. In connection with the acquisition, the Company also remeasured its previously held equity investments in Gazal and PVH Australia to fair value, resulting in noncash increases of $23.6 million and $89.5 million, respectively, to these equity investment balances. The Company settled in June 2020 a portion of the liability for the 6% interest issued to key executives of Gazal and PVH Australia under the conditions specified in the terms of the acquisition agreement. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the payment. The Company recorded an expense of $4.9 million during 2020 resulting from the remeasurement of the remaining liability to its redemption value as of January 31, 2021. The liability was $24.1 million as of January 31, 2021 based on exchange rates in effect on that date.

The Company recorded a loss of $1.7 million during 2019 to write-off previously capitalized debt issuance costs in connection with the refinancing of its senior credit facilities.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for 2019 was $0.5 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the period.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statement of Cash Flows for 2018 was $6.0 million of assets acquired through finance leases. Please see Note 16, “Leases,” for supplemental noncash transactions information related to finance leases during 2019 and 2020.

The Company completed the acquisition of the Geoffrey Beene tradename during 2018. Omitted from acquisitions, net of cash acquired in the Company’s Consolidated Statement of Cash Flows for 2018 was $0.7 million of acquisition consideration related to royalties prepaid to Geoffrey Beene by the Company under the prior license agreement and $0.4 million of liabilities assumed by the Company.

20.    SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail. The Company’s Heritage Brands Retail segment will cease operations in mid-2021 following the closure of the last of its directly operated Heritage Brands Retail stores.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores, warehouse clubs, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in Mexico relating to the affiliate’s Tommy Hilfiger business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s Tommy Hilfiger business.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe, Asia and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia (including the TH CSAP acquisition) and, since May 31, 2019, Australia, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated Tommy Hilfiger foreign affiliate in Brazil and the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in India relating to the affiliates’ Tommy Hilfiger business. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Tommy Hilfiger business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in the United States and Canada, primarily to warehouse clubs, department and specialty stores, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Calvin Klein brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in Mexico relating to the affiliate’s Calvin Klein business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s Calvin Klein business.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia, Brazil and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia, Brazil and since May 31, 2019, Australia, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Calvin Klein brand names for a broad range of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in India relating to the affiliate’s Calvin Klein business. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Calvin Klein business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers in North America of (i) men’s dress shirts and neckwear under various owned and licensed brand names, and to a lesser extent, private label brands; (ii) men’s sportswear, bottoms and outerwear principally under the brand names Van Heusen, IZOD and ARROW; (iii) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; and (iv) swimwear and swim-related products and accessories under the Speedo trademark until April 6, 2020 when the Company completed the sale of its Speedo North America business to Pentland. Please see Note 3, “Acquisitions and Divestitures,” for further discussion. This segment also derives revenue from Company operated digital commerce sites in the United States for Van Heusen, IZOD and, until April 6, 2020, Speedo. In addition, since May 31, 2019, this segment derives revenue from the Heritage Brands business in Australia. As well, this segment includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in Mexico relating to the affiliate’s Heritage Brands business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s Heritage Brands business. This segment included the Company’s proportionate share of the net income or loss of its investment in PVH Australia relating to its Heritage Brands business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada, which primarily sell apparel, accessories and related products. The Company announced in July 2020 a plan to exit its Heritage Brands Retail business, which will result in the closing of 162 heritage brand stores by mid-2021. Approximately 40 of these stores had been closed by the end of 2020. The Company’s Heritage Brands Retail segment will cease operations following these closures. Please see Note 17, “Exit Activity Costs,” for further discussion.

The Company’s revenue by segment was as follows:

(In millions)	2020	(1)(2)	2019	(1)	2018	(1)
Revenue – Tommy Hilfiger North America
Net sales	$901.2		$1,540.2		$1,574.3
Royalty revenue	53.7		84.1		76.2
Advertising and other revenue	13.9		23.6		18.7
Total	968.8		1,647.9		1,669.2

Revenue – Tommy Hilfiger International
Net sales	2,615.6		2,994.2		2,599.7
Royalty revenue	40.1		49.8		52.7
Advertising and other revenue	11.9		19.8		22.9
Total	2,667.6		3,063.8		2,675.3

Revenue – Calvin Klein North America
Net sales	826.8		1,467.0		1,599.9
Royalty revenue	99.8		148.9		143.6
Advertising and other revenue	29.0		53.8		49.8
Total	955.6		1,669.7		1,793.3

Revenue – Calvin Klein International
Net sales	1,614.6		1,896.7		1,827.9
Royalty revenue	52.2		74.1		78.9
Advertising and other revenue	15.9		27.3		31.1
Total	1,682.7		1,998.1		1,937.9

Revenue – Heritage Brands Wholesale
Net sales	703.1		1,248.5		1,293.2
Royalty revenue	12.3		19.2		20.5
Advertising and other revenue	2.5		4.2		3.7
Total	717.9		1,271.9		1,317.4

Revenue – Heritage Brands Retail
Net sales	137.4		253.4		259.2
Royalty revenue	2.3		3.8		4.0
Advertising and other revenue	0.3		0.4		0.5
Total	140.0		257.6		263.7

Total Revenue
Net sales	6,798.7		9,400.0		9,154.2
Royalty revenue	260.4		379.9		375.9
Advertising and other revenue	73.5		129.1		126.7
Total(3)	$7,132.6		$9,909.0		$9,656.8

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)    Revenue was significantly negatively impacted by the COVID-19 pandemic, including as a result of reduced traffic and consumer spending trends, and temporary store closures for varying periods of time throughout the year. The Company’s wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in the Company’s revenue from these channels.

(3)    No single customer accounted for more than 10% of the Company’s revenue in 2020, 2019 or 2018.

The Company’s revenue by distribution channel was as follows:

(In millions)	2020	2019	2018
Wholesale net sales	$3,534.8	$5,066.9	$4,969.6
Retail net sales	3,263.9	4,333.1	4,184.6
Net sales	6,798.7	9,400.0	9,154.2

Royalty revenue	260.4	379.9	375.9
Advertising and other revenue	73.5	129.1	126.7
Total	$7,132.6	$9,909.0	$9,656.8

The Company has not disclosed net sales by product category as it is impracticable to do so.

The Company’s (loss) income before interest and taxes by segment was as follows:

(In millions)	2020	(1)(2)	2019	(1)	2018	(1)
(Loss) income before interest and taxes – Tommy Hilfiger North America	$(130.5)	(4)(5)	$93.5	(10)(11)	$233.8

Income before interest and taxes – Tommy Hilfiger International	259.5	(5)	468.2	(12)	377.1

(Loss) income before interest and taxes – Calvin Klein North America	(384.5)	(4)(5)(6)	99.8	(10)(13)	166.7	(15)

(Loss) income before interest and taxes – Calvin Klein International	(280.0)	(5)(6)	153.3	(10)(12)(13)	211.5	(15)

(Loss) income before interest and taxes – Heritage Brands Wholesale	(312.5)	(4)(6)(7)	(84.9)	(12)(7)	83.3

(Loss) income before interest and taxes – Heritage Brands Retail	(93.4)	(5)(8)	3.0		7.4

Loss before interest and taxes – Corporate(3)	(130.3)	(4)(9)	(174.2)	(12)(14)	(188.1)

(Loss) income before interest and taxes	$(1,071.7)		$558.7		$891.7

(1)(Loss) income before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.
(2)(Loss) income before interest and taxes was significantly negatively impacted by the COVID-19 pandemic, including as a result of the unprecedented material decline in revenue noted above. As well, (loss) income before interest and taxes in 2020 was significantly adversely impacted by $1.0 billion of noncash impairment charges related to goodwill, tradenames, other intangible assets, store assets and an equity method investment resulting from the significant adverse impacts of the COVID-19 pandemic on the Company’s business. Please see notes (5), (6) and (9) below for further discussion.
(3)Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investments in Gazal (prior to the Australia acquisition closing) and Karl Lagerfeld (prior to its impairment in the first quarter of 2020), and the results of PVH Ethiopia. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion of the Company’s investment in Karl Lagerfeld. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans. Actuarial gains (losses) on the Company’s Pension Plans, SERP Plans and Postretirement Plans totaled $64.5 million, $(97.8) million and $(15.0) million in 2020, 2019 and 2018, respectively.
(4)Loss before interest and taxes for 2020 included costs of $39.7 million incurred in connection with the North America workforce reduction, primarily consisting of severance. Such costs were included in the Company’s segments as follows: $10.9 million in Tommy Hilfiger North America, $10.5 million in Calvin Klein North America, $12.5 million in Heritage Brands Wholesale, and $5.8 million in corporate expenses not allocated to any reportable segments. Please see Note 17, “Exit Activity Costs,” for further discussion.

(5)(Loss) income before interest and taxes for 2020 included noncash impairment charges of $74.7 million related to the Company’s store assets. The $74.7 million of impairment charges were included in the Company’s segments as follows: $6.0 million in Tommy Hilfiger North America, $30.0 million in Tommy Hilfiger International, $14.2 million in Calvin Klein North America, $20.7 million in Calvin Klein International and $3.8 million in Heritage Brands Retail. Please see Note 11, “Fair Value Measurements,” for further discussion.
(6)Loss before interest and taxes for 2020 included noncash impairment charges of $933.5 million, primarily related to goodwill, tradenames and other intangible assets. The $933.5 million of impairment charges were included in the Company’s segments as follows: $289.9 million in Calvin Klein North America, $394.0 million in Calvin Klein International and $249.6 million in Heritage Brands Wholesale. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.
(7)Loss before interest and taxes for 2020 and 2019 included a noncash loss of $3.1 million and $142.0 million, respectively, in connection with the Speedo transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(8)Loss before interest and taxes for 2020 included costs of $29.0 million in connection with the planned exit of the Heritage Brands Retail business, consisting of severance, noncash asset impairments and accelerated amortization of lease assets and other costs. Please see Note 17, “Exit Activity Costs,” for further discussion.
(9)Loss before interest and taxes for 2020 included a noncash impairment charge of $12.3 million related to the Company’s equity method investment in Karl Lagerfeld. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.
(10)Income before interest and taxes for 2019 included costs of $59.8 million in connection with agreements the Company entered into in 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses in order to consolidate the socks and hosiery businesses for all Company brands in the United States and Canada in a newly formed joint venture, and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. Such costs were included in the Company’s segments as follows: $7.5 million in Tommy Hilfiger North America, $25.5 million in Calvin Klein North America and $26.8 million in Calvin Klein International.
(11)Income before interest and taxes for 2019 included costs of $54.9 million incurred in connection with the TH U.S. store closures, primarily consisting of noncash lease asset impairments. Please see Note 11, “Fair Value Measurements,” for further discussion.
(12)Income (loss) before interest and taxes for 2019 included costs of $19.3 million in connection with the Australia and TH CSAP acquisitions, primarily consisting of noncash valuation adjustments, and one-time costs of $2.1 million recorded on the Company’s equity investments in Gazal and PVH Australia prior to the Australia acquisition closing. Such costs were included in the Company’s segments as follows: $11.1 million in Tommy Hilfiger International, $6.0 million in Calvin Klein International, $1.8 million in Heritage Brands Wholesale and $2.5 million in corporate expenses not allocated to any reportable segments. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(13)Income before interest and taxes for 2019 included costs of $102.9 million incurred in connection with the Calvin Klein restructuring, primarily consisting of lease asset impairments, contract termination and other costs, and severance. Such costs were included in the Company’s segments as follows: $66.0 million in Calvin Klein North America and $36.9 million in Calvin Klein International. Please see Note 11, “Fair Value Measurements,” for further discussion of the lease asset impairments.
(14)Loss before interest and taxes for 2019 included a noncash gain of $113.1 million to write up the Company’s previously held equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(15)Income before interest and taxes for 2018 included costs of $40.7 million incurred in connection with the Calvin Klein restructuring, primarily consisting of severance, store asset impairments, and contract termination and other costs. Such costs were included in the Company’s segments as follows: $18.9 million in Calvin Klein North America and $21.8 million in Calvin Klein International.

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

The Company’s identifiable assets, depreciation and amortization, and identifiable capital expenditures by segment were as follows:

(In millions)	2020	2019	2018
Identifiable Assets(1)(2)(4)(5)(6)
Tommy Hilfiger North America	$1,447.9	$1,599.0	$1,330.5
Tommy Hilfiger International	5,295.3	4,888.6	3,949.3
Calvin Klein North America	1,522.6	1,932.3	1,817.9
Calvin Klein International	3,016.8	3,428.9	3,114.9
Heritage Brands Wholesale(3)	547.9	1,075.3	1,178.1
Heritage Brands Retail	74.2	128.4	86.6
Corporate	1,388.8	578.5	386.4
Total	$13,293.5	$13,631.0	$11,863.7
Depreciation and Amortization
Tommy Hilfiger North America	$38.1	$40.6	$37.9
Tommy Hilfiger International	131.8	119.7	133.9
Calvin Klein North America	30.8	38.6	41.5
Calvin Klein International	97.0	91.9	90.6
Heritage Brands Wholesale	11.5	15.1	14.9
Heritage Brands Retail	3.5	6.2	5.6
Corporate	13.1	11.7	10.4
Total	$325.8	$323.8	$334.8
Identifiable Capital Expenditures(7)
Tommy Hilfiger North America	$21.7	$41.7	$56.1
Tommy Hilfiger International	100.6	139.6	143.9
Calvin Klein North America	18.7	30.3	36.0
Calvin Klein International	54.2	83.3	102.7
Heritage Brands Wholesale	14.9	18.6	15.8
Heritage Brands Retail	0.7	6.5	8.5
Corporate	8.4	21.0	18.3
Total	$219.2	$341.0	$381.3

(1)Identifiable assets included the impact of changes in foreign currency exchange rates.
(2)Identifiable assets in 2020 were significantly negatively impacted by $1.0 billion of noncash impairment charges related to goodwill, tradenames, other intangible assets, store assets and an equity method investment resulting from the significant adverse impacts of the COVID-19 pandemic on the Company’s business. Please see Note 11, “Fair Value Measurements,” for further discussion.
(3)Identifiable assets in 2020 included a reduction of $237.2 million related to the Speedo transaction and the resulting deconsolidation of the Speedo North America business. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(4)The changes in Corporate identifiable assets in 2020 were primarily due to changes in cash and cash equivalents.
(5)Identifiable assets included the impact related to the adoption of accounting guidance for leases in 2019 using the modified retrospective approach applied as of the period of adoption with a cumulative-effect adjustment to opening retained earnings and as such, prior periods have not been restated. Upon adoption, the Company (i) recognized operating lease right-of-use assets of $1.7 billion and lease liabilities of $1.9 billion, (ii) recorded a cumulative-effect adjustment to retained earnings of $3.1 million and (iii) recorded other reclassification adjustments within its Consolidated Balance Sheet related to, among other things, deferred rent. Please see Note 16, “Leases,” for further discussion.

(6)Identifiable assets in 2019 included the impact of the Australia and TH CSAP acquisitions. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(7)Capital expenditures in 2020 included $32.1 million of accruals that will not be paid until 2021. Capital expenditures in 2019 included $39.5 million of accruals that were not paid until 2020. Capital expenditures in 2018 included $43.7 million of accruals that were not paid until 2019.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2020 (1)(2)	2019 (1)	2018 (1)
Domestic	$466.3	$525.8	$500.5
Canada	19.3	25.3	28.8
Europe	374.7	375.6	362.7
Asia-Pacific(3)	73.8	87.6	73.4
Other foreign	8.6	12.5	19.1
Total	$942.7	$1,026.8	$984.5

(1)Property, plant and equipment, net included the impact of changes in foreign currency exchange rates.
(2)Property, plant and equipment with a carrying amount of $56.4 million was written down to a fair value of $2.7 million during 2020 primarily as a result of the adverse impacts of the COVID-19 pandemic on the financial performance of certain of the Company's retail stores and the shift in consumer buying trends from brick and mortar retail stores to digital channels. Please see Note 11, “Fair Value Measurements,” for a further discussion.
(3)The Company completed the Australia and TH CSAP acquisitions in the second quarter of 2019. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

Revenue, based on location of origin, was as follows:

(In millions)	2020 (1)(2)	2019 (1)	2018 (1)
Domestic	$2,460.0	$4,275.0	$4,481.3
Canada	262.2	505.5	528.8
Europe	3,154.3	3,657.3	3,362.1
Asia-Pacific(3)	1,189.6	1,353.4	1,163.7
Other foreign	66.5	117.8	120.9
Total	$7,132.6	$9,909.0	$9,656.8

(1)Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.
(2)Revenue was significantly negatively impacted by the COVID-19 pandemic, including as a result of reduced traffic and consumer spending trends, and temporary store closures during the year.
(3)The Company completed the Australia and TH CSAP acquisitions in the second quarter of 2019. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

21.    GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of January 31, 2021 was approximately $19.1 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of January 31, 2021 and February 2, 2020.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of January 31, 2021 was approximately $5.5 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2022 and 2025. The liability for these guarantee obligations was immaterial as of January 31, 2021 and February 2, 2020.

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

The following table presents the activity related to the Company’s asset retirement liabilities, included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, for each of the last two years:

(In millions)	2020	2019
Balance at beginning of year	$35.7	$32.3
Business acquisitions	—	1.4
Liabilities incurred	7.3	3.9
Liabilities settled (payments)	(2.4)	(2.2)
Accretion expense	0.6	0.4
Revisions in estimated cash flows	2.4	0.4
Currency translation adjustment	1.8	(0.5)
Balance at end of year	$45.4	$35.7

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received principal payments of $0.8 million and $0.4 million during 2020 and 2019, respectively. The outstanding balance, including accrued interest, was $12.6 million and $13.4 million as of January 31, 2021 and February 2, 2020, respectively, and was included in other assets (current and non-current) in the Company’s Consolidated Balance Sheets.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2021.

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

/s/ STEFAN LARSSON	/s/ MICHAEL SHAFFER

Stefan Larsson	Michael Shaffer
Chief Executive Officer	Executive Vice President and Chief
March 31, 2021	Operating & Financial Officer
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on Internal Control Over Financial Reporting

We have audited PVH Corp.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PVH Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and February 2, 2020, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 31, 2021 expressed an unqualified opinion thereon.

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
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PVH Corp. (the Company) as of January 31, 2021 and February 2, 2020, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and February 2, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2021 expressed an unqualified opinion thereon.

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

Wholesale Sales Allowance

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

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
At January 31, 2021, the Company’s goodwill and indefinite-lived intangible assets totaled $3.0 billion and $3.1 billion, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are qualitatively tested and quantitatively tested, when necessary, for impairment at least annually. The Company determined in the first quarter of 2020 that the significant adverse impact of the COVID-19 pandemic on the Company’s business, including an unprecedented decline in revenue and earnings and an extended decline in the Company’s stock price and associated market capitalization, was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. As a result of the interim test performed, the Company recorded $926 million of impairment charges in the first quarter of 2020, which was included in goodwill and other intangible asset impairments.

Auditing management’s annual goodwill and indefinite-lived intangible assets impairment test was complex and judgmental due to the significant estimation required in determining the fair value of the reporting units and the fair value of the indefinite-lived intangible assets. In particular, the fair value estimates were sensitive to significant assumptions such as the weighted average cost of capital, revenue growth rate, earnings before interest and taxes and terminal growth rate, which are affected by expectations about future market or economic conditions (including the adverse impacts from the COVID-19 pandemic).

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

Long Lived Asset Impairment

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, the Company tests its long-lived assets for impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. If the carrying amount of a long-lived asset group, generally a retail store, is not recoverable and exceeds its fair value, an impairment charge is recognized. During the year ended January 31, 2021, the Company recognized an impairment charge of $75 million related to the long-lived assets at certain of its retail stores.

Auditing the Company’s impairment of retail store long-lived assets was complex and highly judgmental due to the significant estimation required to determine the recoverability of each asset group and to determine the fair value of asset groups that are not recoverable. The significant assumptions used include the sales and expense growth rates and gross margin used to estimate the projected cash flows directly related to the future operation of the stores and the weighted average cost of capital used to calculate the fair value. Significant assumptions used to determine the fair value of certain operating lease right-of-use assets include the current market rent and discount rate for the remaining lease term of the related stores. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the retail store long-lived assets impairment process, including, determining the projected cash flows of the stores and the fair value of the long-lived assets (including operating lease right-of-use assets) for the stores that were deemed to be impaired. We also tested controls over management’s review of the significant assumptions described above.

Our testing of the Company’s impairment analysis included, among other procedures, evaluating the significant assumptions described above and the operating data used to calculate the estimated future cash flows of the stores and to determine the fair values. For a sample of retail stores, we tested the completeness and accuracy of the lease data and projected store cash flows used by the Company in its analyses. We also compared the significant assumptions used to determine the projected cash flows to historical results of the retail stores, current industry and economic trends including the effects of the global pandemic and impact of the shift in consumer buying trends from brick and mortar to digital channels. We obtained an understanding of the business initiatives supporting the assumptions in the future cash flows through inquiries of management and inspection of both internal and external communications. We involved our internal valuation specialists to assist in evaluating the fair value of certain operating lease right-of-use assets, which included assessing the estimated market rental rates of these leases by comparing them to rental rates for comparable leases and evaluating the applied discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1938.

New York, New York
March 31, 2021

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period					Balance at End of Period

Description				Deductions	(1)
Year Ended January 31, 2021
Allowance for credit losses	$21.1	$58.0	$—	$9.5	(2)	$69.6
Allowance/accrual for operational chargebacks and customer markdowns	220.2	264.9	—	320.0		165.1
Valuation allowance for deferred income tax assets	69.8	12.7	—	20.3		62.2
Year Ended February 2, 2020
Allowance for credit losses	$21.6	$5.7	$—	$6.2	(2)	$21.1
Allowance/accrual for operational chargebacks and customer markdowns	226.8	529.3	—	535.9		220.2
Valuation allowance for deferred income tax assets	62.6	17.1	—	9.9		69.8
Year Ended February 3, 2019
Allowance for credit losses	$21.1	$14.2	$—	$13.7	(2)	$21.6
Allowance/accrual for operational chargebacks and customer markdowns	271.0	403.8	—	448.0		226.8
Valuation allowance for deferred income tax assets	106.3	12.9	—	56.6	(3)	62.6
(1)Includes changes due to foreign currency translation.
(2)Principally accounts written off as uncollectible, net of recoveries.
(3)Includes the release of a $26.3 million valuation allowance on the Company’s foreign tax credits to adjust the provisional amount recorded in 2017 as a result of the U.S. Tax Legislation.