Form 10-Q
period 2021-10-31
PVH CORP. /DE/
filed 2021-12-08
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

200 Madison Avenue,	New York,	New York	10016
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of December 1, 2021 was 69,977,635.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from restructuring and similar plans, such as the workforce reductions in North America and certain international markets, and the reductions in our office and store real estate footprint, all as previously announced; (iii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iv) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, consumer sentiment and other factors; (v) our ability to manage our growth and inventory; (vi) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vii) the availability and cost of raw materials; (viii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (ix) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Patrol; (x) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (xi) disease epidemics and health-related concerns, such as the ongoing COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, has resulted in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments implement mandatory business closures, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result (or, with respect to the COVID-19 pandemic, could continue to result) in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of the Company’s goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xii) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to realize the strategic benefits of transactions (such as our sale of certain intellectual property and other assets of, and exiting from, our Heritage Brands business to focus on our Calvin Klein and Tommy Hilfiger businesses), the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xiii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xiv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xv) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvi) the impact of new and revised tax legislation and regulations; and (xvii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 31, 2021 and November 1, 2020	1

Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended October 31, 2021 and November 1, 2020	2

Consolidated Balance Sheets as of October 31, 2021, January 31, 2021 and November 1, 2020	3

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2021 and November 1, 2020	4

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest for the Thirty-Nine Weeks Ended October 31, 2021 and November 1, 2020	5

Notes to Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	62

Item 4 - Controls and Procedures	64

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2021	2020	2021	2020
Net sales	$2,208.0	$2,014.3	$6,410.0	$4,802.7
Royalty revenue	97.4	79.7	248.0	185.7
Advertising and other revenue	27.1	24.1	67.0	54.4
Total revenue	2,332.5	2,118.1	6,725.0	5,042.8
Cost of goods sold (exclusive of depreciation and amortization)	987.4	1,016.8	2,817.2	2,392.3
Gross profit	1,345.1	1,101.3	3,907.8	2,650.5
Selling, general and administrative expenses	1,097.3	987.2	3,198.7	2,809.5
Goodwill and other intangible asset impairments	—	—	—	933.5
Non-service related pension and postretirement income	(4.2)	(3.6)	(11.5)	(7.9)
Other (gain) loss, net	(118.9)	—	(118.9)	3.1
Equity in net income (loss) of unconsolidated affiliates	6.3	4.4	14.1	(10.3)
Income (loss) before interest and taxes	377.2	122.1	853.6	(1,098.0)
Interest expense	25.9	34.4	83.7	89.6
Interest income	1.3	0.9	3.4	2.8
Income (loss) before taxes	352.6	88.6	773.3	(1,184.8)
Income tax expense (benefit)	72.9	19.1	212.1	(105.4)
Net income (loss)	279.7	69.5	561.2	(1,079.4)
Less: Net loss attributable to redeemable non-controlling interest	—	(0.3)	(0.3)	(1.0)
Net income (loss) attributable to PVH Corp.	$279.7	$69.8	$561.5	$(1,078.4)
Basic net income (loss) per common share attributable to PVH Corp.	$3.94	$0.98	$7.89	$(15.15)
Diluted net income (loss) per common share attributable to PVH Corp.	$3.89	$0.98	$7.77	$(15.15)

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income (Loss)
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2021	2020	2021	2020

Net income (loss)	$279.7	$69.5	$561.2	$(1,079.4)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(55.6)	(14.6)	(121.0)	116.2
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $3.1, $1.2, $10.5 and $(0.4)	22.8	10.2	74.4	(32.8)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $6.7, $4.0, $13.4 and $(18.6)	20.7	12.7	41.3	(57.6)
Total other comprehensive (loss) income	(12.1)	8.3	(5.3)	25.8
Comprehensive income (loss)	267.6	77.8	555.9	(1,053.6)
Less: Comprehensive loss attributable to redeemable non-controlling interest	—	(0.3)	(0.3)	(1.0)
Comprehensive income (loss) attributable to PVH Corp.	$267.6	$78.1	$556.2	$(1,052.6)

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	October 31,	January 31,	November 1,
	2021	2021	2020
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$1,298.7	$1,651.4	$1,460.0
Trade receivables, net of allowances for credit losses of $64.3, $69.6 and $76.8	906.8	641.5	799.2
Other receivables	29.8	25.1	19.5
Inventories, net	1,379.6	1,417.1	1,483.5
Prepaid expenses	149.8	158.2	136.4
Other	94.2	50.4	69.3
Total Current Assets	3,858.9	3,943.7	3,967.9
Property, Plant and Equipment, net	897.1	942.7	953.2
Operating Lease Right-of-Use Assets	1,432.1	1,564.8	1,613.7
Goodwill	2,894.2	2,954.3	2,881.9
Tradenames	2,763.5	2,869.7	2,834.6
Other Intangibles, net	612.6	648.5	628.5
Other Assets, including deferred taxes of $54.0, $57.2 and $66.9	357.6	369.8	377.4
Total Assets	$12,816.0	$13,293.5	$13,257.2

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,051.3	$1,124.2	$1,134.4
Accrued expenses	1,116.5	939.9	939.8
Deferred revenue	35.9	55.8	25.6
Current portion of operating lease liabilities	395.0	421.4	424.1
Short-term borrowings	27.8	—	21.1
Current portion of long-term debt	32.8	41.1	22.9
Total Current Liabilities	2,659.3	2,582.4	2,567.9
Long-Term Portion of Operating Lease Liabilities	1,285.7	1,430.7	1,454.6
Long-Term Debt	2,605.2	3,513.7	3,464.1
Other Liabilities, including deferred taxes of $517.0, $418.4 and $416.6	1,094.1	1,039.8	1,097.4
Redeemable Non-Controlling Interest	—	(3.4)	(3.0)
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 86,988,242; 86,293,158 and 86,218,773 shares issued	87.0	86.3	86.2
Additional paid-in capital - common stock	3,181.8	3,129.4	3,111.7
Retained earnings	4,172.0	3,613.2	3,670.9
Accumulated other comprehensive loss	(524.4)	(519.1)	(614.3)
Less: 16,647,920; 15,133,663 and 15,120,165 shares of common stock held in treasury, at cost	(1,744.7)	(1,579.5)	(1,578.3)
Total Stockholders’ Equity	5,171.7	4,730.3	4,676.2
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$12,816.0	$13,293.5	$13,257.2

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$561.2	$(1,079.4)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	233.2	240.2
Equity in net (income) loss of unconsolidated affiliates	(14.1)	10.3
Deferred taxes	87.0	(159.9)
Stock-based compensation expense	35.8	36.6
Impairment of goodwill and other intangible assets	—	933.5
Impairment of other long-lived assets	35.1	23.2
Other (gain) loss, net	(118.9)	3.1
Changes in operating assets and liabilities:
Trade receivables, net	(276.0)	(34.3)
Other receivables	(5.2)	3.4
Inventories, net	(12.0)	173.7
Accounts payable, accrued expenses and deferred revenue	52.4	185.3
Prepaid expenses	2.9	26.5
Other, net	1.8	64.8
Net cash provided by operating activities	583.2	427.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(170.7)	(158.7)
Investments in unconsolidated affiliates	—	(1.6)
Proceeds from sale of the Speedo North America business	—	169.1
Proceeds from sale of certain Heritage Brands trademarks and other assets	222.9	—
Net cash provided by investing activities	52.2	8.8
FINANCING ACTIVITIES
Net proceeds from (payments on) short-term borrowings	28.1	(31.9)
Proceeds from 4 5/8% senior notes, net of related fees	—	493.8
Proceeds from 3 5/8% senior notes, net of related fees	—	185.9
Repayment of 2019 facilities	(844.2)	(10.6)
Net proceeds from settlement of awards under stock plans	21.0	—
Cash dividends	—	(2.7)
Acquisition of treasury shares	(160.8)	(116.1)
Payments of finance lease liabilities	(3.9)	(4.0)
Payment of mandatorily redeemable non-controlling interest liability attributable to initial fair value	(15.2)	(12.7)
Net cash (used) provided by financing activities	(975.0)	501.7
Effect of exchange rate changes on cash and cash equivalents	(13.1)	19.1
(Decrease) increase in cash and cash equivalents	(352.7)	956.6
Cash and cash equivalents at beginning of period	1,651.4	503.4
Cash and cash equivalents at end of period	$1,298.7	$1,460.0
See Note 18 for information on Supplemental Cash Flow Information.

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest
Unaudited
(In millions, except share and per share data)

	Thirty-Nine Weeks Ended November 1, 2020
		Stockholders’ Equity
			Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 2, 2020	$(2.0)	$—	85,890,276	$85.9	$3,075.4	$4,753.0	$(640.1)	$(1,462.7)	$5,811.5
Net loss attributable to PVH Corp.						(1,096.8)			(1,096.8)
Foreign currency translation adjustments							(112.6)		(112.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $4.1							7.8		7.8
Net gain on net investment hedges, net of tax expense of $3.7							11.5		11.5
Comprehensive loss attributable to PVH Corp.									(1,190.1)
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses						(1.0)			(1.0)
Settlement of awards under stock plans			232,707	0.2	(0.2)				—
Stock-based compensation expense					10.0				10.0
Dividends declared ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 1,497,725 treasury shares								(114.3)	(114.3)
Net loss attributable to redeemable non-controlling interest	(0.4)
May 3, 2020	$(2.4)	$—	86,122,983	$86.1	$3,085.2	$3,652.5	$(733.4)	$(1,577.0)	$4,513.4
Net loss attributable to PVH Corp.						(51.4)			(51.4)
Foreign currency translation adjustments							243.4		243.4
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $5.7							(50.8)		(50.8)
Net loss on net investment hedges, net of tax benefit of $26.3							(81.8)		(81.8)
Comprehensive income attributable to PVH Corp.									59.4
Settlement of awards under stock plans			84,176	0.1	(0.1)				—
Stock-based compensation expense					11.8				11.8
Acquisition of 22,260 treasury shares								(1.1)	(1.1)
Net loss attributable to redeemable non-controlling interest	(0.3)
August 2, 2020	$(2.7)	$—	86,207,159	$86.2	$3,096.9	$3,601.1	$(622.6)	$(1,578.1)	$4,583.5
Net income attributable to PVH Corp.						69.8			69.8
Foreign currency translation adjustments							(14.6)		(14.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.2							10.2		10.2
Net gain on net investment hedges, net of tax expense of $4.0							12.7		12.7
Comprehensive income attributable to PVH Corp.									78.1
Settlement of awards under stock plans			11,614	—	—				—
Stock-based compensation expense					14.8				14.8
Acquisition of 3,067 treasury shares								(0.2)	(0.2)
Net loss attributable to redeemable non-controlling interest	(0.3)
November 1, 2020	$(3.0)	$—	86,218,773	$86.2	$3,111.7	$3,670.9	$(614.3)	$(1,578.3)	$4,676.2

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest (continued)
Unaudited
(In millions, except share and per share data)

	Thirty-Nine Weeks Ended October 31, 2021
		Stockholders’ Equity
			Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 31, 2021	$(3.4)	$—	86,293,158	$86.3	$3,129.4	$3,613.2	$(519.1)	$(1,579.5)	$4,730.3
Net income attributable to PVH Corp.						99.9			99.9
Foreign currency translation adjustments							(6.5)		(6.5)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.2							8.3		8.3
Net gain on net investment hedges, net of tax expense of $1.5							4.5		4.5
Comprehensive income attributable to PVH Corp.									106.2
Settlement of awards under stock plans			253,084	0.2	1.2				1.4
Stock-based compensation expense					10.7				10.7
Acquisition of 87,830 treasury shares								(9.2)	(9.2)
Net loss attributable to redeemable non-controlling interest	(0.2)
May 2, 2021	$(3.6)	$—	86,546,242	$86.5	$3,141.3	$3,713.1	$(512.8)	$(1,588.7)	$4,839.4
Net income attributable to PVH Corp.						181.9			181.9
Foreign currency translation adjustments							(58.9)		(58.9)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $6.2							43.3		43.3
Net gain on net investment hedges, net of tax expense of $5.2							16.1		16.1
Comprehensive income attributable to PVH Corp.									182.4
Settlement of awards under stock plans			142,962	0.2	3.7				3.9
Stock-based compensation expense					13.8				13.8
Acquisition of 27,503 treasury shares								(3.0)	(3.0)
Net loss attributable to redeemable non-controlling interest	(0.1)
Change in the economic interests of redeemable non-controlling interest	3.7				(3.7)				(3.7)
August 1, 2021	$—	$—	86,689,204	$86.7	$3,155.1	$3,895.0	$(512.3)	$(1,591.7)	$5,032.8
Net income attributable to PVH Corp.						279.7			279.7
Foreign currency translation adjustments							(55.6)		(55.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $3.1							22.8		22.8
Net gain on net investment hedges, net of tax expense of $6.7							20.7		20.7
Comprehensive income attributable to PVH Corp.									267.6
Settlement of awards under stock plans			299,038	0.3	15.4				15.7
Stock-based compensation expense					11.3				11.3
Dividends declared ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 1,398,924 treasury shares								(153.0)	(153.0)
October 31, 2021	$—	$—	86,988,242	$87.0	$3,181.8	$4,172.0	$(524.4)	$(1,744.7)	$5,171.7

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen, IZOD, ARROW and Geoffrey Beene, which the Company owned through the second quarter of 2021 and now licenses back for certain product categories, and other licensed brands. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. The Company entered into a definitive agreement during the second quarter of 2021 to sell certain of its heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of its Heritage Brands business, to Authentic Brands Group (“ABG”) and other parties (the “Heritage Brands transaction”). The Company completed the sale on the first day of the third quarter. References to the aforementioned and other brand names are to registered and common law trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The Company also licensed Speedo for North America and the Caribbean until April 6, 2020, on which date the Company sold its Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand (the “Speedo transaction”). Upon the closing, the Company deconsolidated the net assets of the Speedo North America business and no longer licensed the Speedo trademark.

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

The results of operations for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020 are not necessarily indicative of those for a full fiscal year due, in part, to the COVID-19 pandemic and seasonal factors. The data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

COVID-19 Pandemic

The COVID-19 pandemic has had, and continues to have, a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations.

The Company’s retail stores have been, and continue to be, impacted by temporary closures, reduced hours and reduced occupancy levels as a result of the pandemic.

•Virtually all of the Company’s retail stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020, but had reopened in June 2020 and were operating at significantly reduced capacity. Further, the Company’s retail stores in Europe and North America continued to face significant pressure as a result of the pandemic, with the majority of stores in Europe and Canada closed during the fourth quarter of 2020.

•During the first quarter of 2021, pandemic-related pressures on the Company’s retail stores included temporary store closures for a significant percentage of the Company’s stores in Europe, Canada and Japan. Pressures on the Company’s retail stores continued during the second quarter of 2021, with certain retail stores in Europe, Japan and Australia temporarily closed for varying periods of time. During the third quarter of 2021, the majority of the Company’s retail stores in Australia were closed temporarily.

•In addition, the Company’s North America retail stores have been, and continue to be, challenged by the lack of international tourists coming to the United States, as stores located in international tourist destinations have historically represented a significant portion of that business.

The Company’s brick and mortar wholesale customers and licensing partners also have experienced significant business disruptions as a result of the pandemic, with several of the Company’s North America wholesale customers filing for bankruptcy in 2020. The Company’s wholesale customers and franchisees globally generally have experienced temporary store closures in the same countries and at the same times as the Company. The elevated inventory levels in their stores as a result of the temporary closures, as well as lower traffic and consumer demand throughout, resulted in a sharp reduction in shipments to these customers in 2020.

The pandemic has also impacted, and continues to impact, the Company’s supply chain partners, including third-party manufacturers, logistics providers and other vendors, as well as the supply chains of its licensees. These supply chains have experienced, and may continue to experience in the future, disruptions as a result of closed factories or factories operating with a reduced workforce, or other logistics constraints, including vessel, container and other transportation shortages, labor shortages and port congestion due to the impact of the pandemic.

The Company took certain actions during 2020 to preserve its liquidity and strengthen its financial flexibility. The Company suspended share repurchases under its stock repurchase program and suspended its dividend in March 2020. It entered into an amendment to its senior unsecured credit facilities in June 2020 under which it was not permitted to resume share repurchases or payments of dividends until after the relief period (as defined). Effective June 10, 2021, the relief period was terminated and the Company now is permitted to make share repurchases at management’s discretion and declare and pay dividends on its common stock at the discretion of the Board of Directors, both of which have happened. In addition, the Company took certain other actions starting in the first quarter of 2020 to (i) reduce payroll costs, through temporary furloughs, salary and incentive compensation reductions, decreased working hours and hiring freezes, as well as taking advantage of COVID-related government payroll subsidy programs, primarily in international jurisdictions, (ii) eliminate or reduce expenses in all discretionary spending categories, (iii) reduce rent expense through rent abatements negotiated with landlords for certain of its retail stores affected by temporary closures, (iv) reduce working capital, with a particular focus on tightly managing its inventories, including reducing and cancelling inventory commitments, increasing promotional selling, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as extending payment terms with its suppliers and (v) reduce capital expenditures. The Company also announced in July 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including (i) a reduction in its office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions, which has resulted in annual cost savings of approximately $80 million, and (ii) the exit from its Heritage Brands Retail business, which was substantially completed in the second quarter of 2021. In addition, the Company announced in March 2021 plans to reduce its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million.

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

The Company also assessed the impacts of the pandemic on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to, the allowance for credit losses, inventory reserves, carrying values of goodwill, intangible assets and other long-lived assets, and the effectiveness of hedging instruments. Based on these assessments, the Company recorded pre-tax noncash impairment charges of $961.8 million in the first quarter of 2020, including $879.0 million related to goodwill, $54.5 million related to other intangible assets, $16.0 million related to store assets and $12.3 million related to an equity method investment, and recorded increases to its inventory reserves and allowances for credit losses on trade receivables. The Company recorded an additional noncash impairment charge of $58.7 million related to store assets in the fourth quarter of 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion of the impairments related to goodwill and other intangible assets, Note 12, “Fair Value Measurements,” for further discussion of the impairments related to store assets, and Note 6, “Investments in Unconsolidated Affiliates,” for further discussion of the impairment related to an equity method investment.

The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is received. In particular, there continues to be uncertainty about the impacts of the COVID-19 pandemic, including the new variant, on the Company’s business and, if economic conditions caused by the pandemic do not recover consistent with management’s expectations, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

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
As of October 31, 2021, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $893.9 million, of which the Company expects to recognize $42.8 million as revenue during the remainder of 2021, $216.3 million in 2022 and $634.8 million thereafter.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirty-nine weeks ended October 31, 2021 and November 1, 2020 were as follows:

	Thirty-Nine Weeks Ended
(In millions)	10/31/21		11/1/20
Deferred revenue balance at beginning of period	$55.8		$64.7
Net additions to deferred revenue during the period	30.0		18.6
Reductions in deferred revenue for revenue recognized during the period (1)	(48.3)		(57.7)
Reduction in deferred revenue related to the Heritage Brands transaction	(1.6)	(2)	—
Deferred revenue balance at end of period	$35.9		$25.6

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $1.8 million and $7.3 million of revenue recognized during the thirteen weeks ended October 31, 2021 and November 1, 2020, respectively.

(2) The Company recorded a $1.6 million reduction in deferred revenue in connection with the Heritage Brands transaction. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $12.0 million, $13.4 million and $14.0 million as of October 31, 2021, January 31, 2021 and November 1, 2020, respectively.

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

Mandatorily Redeemable Non-Controlling Interest

Pursuant to the terms of the acquisition agreement, key executives of Gazal and PVH Australia exchanged a portion of their interests in Gazal for approximately 6% of the outstanding shares of the Company’s previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. The Company was obligated to purchase this 6% interest within two years of the Australia acquisition closing in two tranches: tranche 1 – 50% of the shares one year after the closing; and tranche 2 – all remaining shares two years after the closing. The purchase price for the tranche 1 and tranche 2 shares was based on a multiple of the subsidiary’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) less net debt as of the end of the applicable measurement year, and the multiple varied depending on the level of EBITDA compared to a target.

The Company recognized a liability of $26.2 million for the fair value of the 6% interest on the date of the Australia acquisition, based on exchange rates in effect on that date, which was being accounted for as a mandatorily redeemable non-controlling interest. The fair value of the liability was determined using a Monte Carlo simulation model, which utilized inputs, including the volatility of financial results, in order to model the probability of different outcomes. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs.

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

For the tranche 1 and tranche 2 shares, the measurement periods ended in 2019 and 2020, respectively. The Company paid the management shareholders an aggregate purchase price of $17.3 million for the tranche 1 shares in June 2020 and an aggregate purchase price of $24.4 million for the tranche 2 shares in June 2021 based on exchange rates in effect on the applicable payment dates. The Company presented these payments within the Company’s Consolidated Statements of Cash Flows as follows: (i) $12.7 million and $15.2 million as financing cash flows for the thirty-nine weeks ended November 1, 2020 and October 31, 2021, respectively, which represented the initial fair values of the liabilities for the tranche 1 and tranche 2 shares, respectively, recognized on the acquisition date, and (ii) $4.6 million and $9.2 million as operating cash flows for the thirty-nine weeks ended November 1, 2020 and October 31, 2021, respectively, for the tranche 1 and tranche 2 shares, respectively, attributable to interest.

The Company had no remaining liability for the mandatorily redeemable non-controlling interest as of October 31, 2021. The liability for the mandatorily redeemable non-controlling interest, related to the tranche 2 shares was $24.1 million and $19.8 million as of January 31, 2021 and November 1, 2020, respectively, based on exchange rates in effect on those dates, and was included in accrued expenses in the Company’s Consolidated Balance Sheets.

Sale of Certain Heritage Brands Trademarks and Other Assets

The Company entered into a definitive agreement on June 23, 2021 to sell certain of its heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of its Heritage Brands business, with a net carrying value of $97.8 million, to ABG and other parties for $222.9 million in cash, subject to a customary adjustment.

The Company completed the sale on August 2, 2021 for net proceeds of $216.3 million, after transaction costs. In connection with the closing of the transaction, the Company recorded a pre-tax gain of $118.5 million in the third quarter of 2021, which represented the excess of the amount of consideration received over the net carrying value of the assets, less costs to sell. The gain was recorded in other (gain) loss, net in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment.

In connection with the sale, the employment of certain U.S.-based employees engaged in the Heritage Brands business was terminated during the third quarter of 2021. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits will be accrued under the plans for these employees and as a result, the Company recognized a gain of $1.8 million in the third quarter of 2021 with a corresponding decrease to its pension benefit obligation. For certain eligible employees affected by the transaction, the Company provided an enhanced retirement benefit and as a result recognized $1.4 million of special termination benefit costs during the third quarter of 2021 with a corresponding increase to its pension benefit obligation. These amounts were included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 8, “Retirement and Benefit Plans,” for further discussion.

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

The Company completed the sale of its Speedo North America business on April 6, 2020 for net proceeds of $169.1 million and deconsolidated the net assets of the business. In connection with the closing of the Speedo transaction, the Company recorded a pre-tax noncash loss of $5.9 million in the first quarter of 2020 resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020, based on the terms of the agreement. The loss was recorded in other (gain) loss, net in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment.

Upon the closing of the Speedo transaction, U.S.-based employees who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits are being accrued under the plans and as a result, the Company recognized a gain of $2.8 million in the first quarter of 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 8, “Retirement and Benefit Plans,” for further discussion.

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

The carrying amount of the RNCI as of January 31, 2021 and November 1, 2020 was $(3.4) million and $(3.0) million, respectively. In connection with the amendment of the capital structure of PVH Ethiopia, the Company reclassified the carrying amount of the RNCI as of May 31, 2021 of $(3.7) million to additional paid-in capital. Following this reclassification, the Company is no longer attributing any net income or loss in PVH Ethiopia to the redeemable non-controlling interest.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $157.3 million, $164.0 million and $153.1 million as of October 31, 2021, January 31, 2021 and November 1, 2020, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $18.8 million from these investments during the thirty-nine weeks ended October 31, 2021 and made payments related to these investments of $1.6 million during the thirty-nine weeks ended November 1, 2020 to contribute its share of funding for the period.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 31, 2021, by segment (please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 31, 2021
Goodwill, gross	$781.8	$902.8	$203.0	$1,748.0	$197.7	$11.9	$3,845.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(197.7)	(11.9)	(890.9)
Goodwill, net	494.5	508.8	203.0	1,748.0	—	—	2,954.3
Reduction of goodwill, gross related to the Heritage Brands transaction	—	—	—	—	(92.7)	—	(92.7)
Reduction of accumulated impairment losses related to the Heritage Brands transaction	—	—	—	—	92.7	—	92.7
Currency translation	0.2	(6.3)	—	(54.0)	—	—	(60.1)
Balance as of October 31, 2021
Goodwill, gross	782.0	896.5	203.0	1,694.0	105.0	11.9	3,692.4
Accumulated impairment losses	(287.3)	(394.0)	—	—	(105.0)	(11.9)	(798.2)
Goodwill, net	$494.7	$502.5	$203.0	$1,694.0	$—	$—	$2,894.2

The Company recorded a $92.7 million reduction to goodwill, gross, a corresponding $92.7 million reduction to accumulated impairment losses, and a $66.9 million reduction to tradenames during the thirty-nine weeks ended October 31, 2021 in connection with the Heritage Brands transaction. The Company had recorded the accumulated impairment losses as a result of the interim goodwill impairment test performed in the first quarter of 2020 discussed below. Please see Note 4, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands transaction.

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

Goodwill Impairment Testing

2021 Annual Impairment Test

For the 2021 annual goodwill impairment test performed as of the beginning of the third quarter of 2021, the Company elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, the Company considered the results of its quantitative interim goodwill impairment test performed in the first quarter of 2020 and the impact of (i) the weighted average cost of capital for each reporting unit as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in the Company’s 2020 interim test, (ii) a favorable change in the Company’s market capitalization and its implied impact on the fair value of the Company’s reporting units subsequent to the

2020 interim test, and (iii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in the Company’s 2020 interim test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from the Company’s annual impairment test in 2021. There continues to be uncertainty about the impacts of the COVID-19 pandemic, including the new variant, on the Company’s business. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors utilized in the impairment analysis deteriorate, the Company could incur additional goodwill impairment charges in the future.

2020 Annual Impairment Test

For the 2020 annual goodwill impairment test performed as of the beginning of the third quarter of 2020, the Company elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount. No impairment of goodwill resulted from the Company’s 2020 annual impairment test. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 for further discussion of the Company’s 2020 goodwill annual impairment test.

2020 Interim Impairment Test

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

Indefinite- Lived Intangible Assets Impairment Testing

2021 Annual Impairment Test

For the 2021 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2021, the Company elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, the Company considered the results of its interim impairment testing performed in the first quarter of 2020 and the impact of (i) the weighted average cost of capital for each of its indefinite-lived intangible assets as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in the Company’s 2020 interim test and (ii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in the Company’s 2020 interim test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of its indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test in 2021. There continues to be uncertainty about the impacts of the COVID-19 pandemic, including the new variant, on the Company’s business. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors utilized in the impairment analysis deteriorate, the Company could incur additional indefinite-lived intangible asset impairment charges in the future.

2020 Annual Impairment Test

For the 2020 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2020, the Company elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. No impairment of indefinite-lived intangible assets resulted from the Company’s 2020 annual impairment test. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 for further discussion of the Company’s 2020 indefinite-lived intangible assets annual impairment test.

2020 Interim Impairment Test

The Company determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on its business was a triggering event that prompted the need to perform an interim impairment testing of its indefinite-lived intangible assets. As a result of the interim test performed, the Company recorded $47.2 million of noncash impairment charges related to indefinite-lived intangible assets in the first quarter of 2020, which was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and allocated to the Company’s Heritage Brands Wholesale segment. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 for further discussion of these impairment charges.

Finite-Lived Intangible Assets Impairment

The Company determined in the first quarter of 2020 that the impact of the pandemic on its business was also a triggering event that prompted the need to perform an impairment test of its finite-lived intangible assets. As a result of the test performed, the Company recorded $7.3 million of noncash impairment charges in the first quarter of 2020 to write down certain finite-lived customer relationship intangible assets to a fair value of zero. These impairments were included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and allocated to the Company’s segments as follows: $4.7 million in the Heritage Brands Wholesale segment and $2.6 million in the Calvin Klein North America segment. The Company recorded no further impairments of finite-lived intangible assets in 2020.

There have been no significant events or change in circumstances during the thirty-nine weeks ended October 31, 2021 that would indicate the remaining carrying amount of the Company’s finite-lived intangible assets may be impaired as of October 31, 2021. There continues to be uncertainty about the impacts of the COVID-19 pandemic, including the new variant, on the Company’s business. If economic conditions caused by the pandemic do not recover as currently estimated by management, the Company could incur additional finite-lived intangible asset impairment charges in the future.

8. RETIREMENT AND BENEFIT PLANS

The Company, as of October 31, 2021, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

The Company also has three noncontributory unfunded non-qualified supplemental defined benefit pension plans, including:

–A plan for certain former members of Tommy Hilfiger’s domestic senior management. The plan is frozen and, as a result, participants do not accrue additional benefits.
–A capital accumulation program for certain senior executives (Emanuel Chirico, the Company’s Chairman and former Chief Executive Officer, is the only actively employed participant in this program). Under the individual participants’ agreements, the participants in the program will receive a predetermined amount during the ten years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least ten years and has attained age 55.
–A plan for certain employees resident in the United States who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement.

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/31/21	11/1/20	10/31/21	11/1/20

Service cost	$9.9	$11.3	$30.4	$33.7
Interest cost	6.2	6.4	18.6	19.2
Expected return on plan assets	(11.2)	(10.9)	(33.4)	(32.7)
Special termination benefits	0.2	—	0.5	1.1
Heritage Brands transaction gain	(1.5)	—	(1.5)	—
Speedo deconsolidation gain	—	—	—	(2.2)
Total	$3.6	$6.8	$14.6	$19.1

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/31/21	11/1/20	10/31/21	11/1/20

Service cost	$1.1	$1.3	$3.5	$4.3
Interest cost	0.8	0.9	2.4	2.6
Special termination benefits	1.2	—	1.8	1.9
Heritage Brands transaction gain	(0.3)	—	(0.3)	—
Speedo deconsolidation gain	—	—	—	(0.6)
Total	$2.8	$2.2	$7.4	$8.2

The Company completed the sale of certain of its heritage brands trademarks, as well as certain related inventories of its Heritage Brands business to ABG and other parties on the first day of the third quarter of 2021. In connection with the sale, the employment of certain U.S.-based employees engaged in the Heritage Brands business was terminated during the third quarter of 2021. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits will be accrued under the plans for these employees and as a result, the Company recognized a gain of $1.8 million in the third quarter of 2021, with a corresponding decrease to its pension benefit obligation. For certain eligible employees affected by the transaction, the Company provided an enhanced retirement benefit and as a result recognized $1.4 million of special termination benefit costs during the third quarter of 2021 with a corresponding increase to its pension benefit obligation. These amounts were included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 4, “Acquisitions and Divestitures,” for further discussion of the sale of certain heritage brands trademarks and other assets.

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

The Company completed the sale of its Speedo North America business to Pentland in the first quarter of 2020. Upon the closing of the transaction, U.S.-based employees who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits are being accrued under the plans and as a result, the Company recognized a gain of $2.8 million during the thirty-nine weeks ended November 1, 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 4, “Acquisitions and Divestitures,” for further discussion of the sale of the Speedo North America business.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020.

The components of net benefit cost are recorded in the Company’s Consolidated Statements of Operations as follows: (i) the service cost component is recorded in selling, general and administrative (“SG&A”) expenses, (ii) the Heritage Brands transaction gain and the related special termination benefit costs, as well as the Speedo deconsolidation gain components are recorded in other (gain) loss, net, and (iii) the other components are recorded in non-service related pension and postretirement income.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2021. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

The Company had $27.8 million of borrowings outstanding under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies as of October 31, 2021. The weighted average interest rate on funds borrowed as of October 31, 2021 was 0.31%. These facilities provided for borrowings of up to $212.8 million based on exchange rates in effect on October 31, 2021 and are utilized primarily to fund working capital needs. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended October 31, 2021 was $40.8 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, the Company replaced its 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021 (the “2020 facility”), with a new 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility will mature on April 27, 2022. The Company paid $0.8 million of debt issuance costs in connection with the transaction, which are being amortized over the term of the debt agreement. The Company had no borrowings outstanding under these facilities during the thirty-nine weeks ended October 31, 2021.

The borrowings under the 2021 facility bear interest at variable rates calculated in a manner consistent with the 2020 facility. The current applicable margin with respect to the borrowings as of October 31, 2021 was 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate loans. The applicable margin for borrowings is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The 2021 facility is subject to other terms and conditions and financial and non-financial covenants consistent with the 2020 facility. Please see Note 8, “Debt,” in the Notes to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 for further discussion of the 2020 facility.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	10/31/21	1/31/21	11/1/20

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$743.4	$1,608.6	$1,590.6
7 3/4% debentures due 2023	99.8	99.8	99.7
3 5/8% senior unsecured euro notes due 2024 (2)	606.8	631.0	607.9
4 5/8% senior unsecured notes due 2025	495.4	494.5	494.2
3 1/8% senior unsecured euro notes due 2027 (2)	692.6	720.9	694.6
Total	2,638.0	3,554.8	3,487.0
Less: Current portion of long-term debt	32.8	41.1	22.9
Long-term debt	$2,605.2	$3,513.7	$3,464.1

(1) The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was $200.0 million and €468.8 million, respectively, as of October 31, 2021.

(2) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of October 31, 2021, January 31, 2021 and November 1, 2020.

The Company’s mandatory long-term debt repayments for the remainder of 2021 through 2026 were as follows as of October 31, 2021:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2021	$7.3
2022	36.4
2023	143.7
2024	1,269.9
2025	500.0
2026	—

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2021 through 2026 exceed the total carrying amount of the Company’s Term Loan A facilities, 7 3/4% debentures due 2023, 3 5/8% senior euro notes due 2024 and 4 5/8% senior notes due 2025 as of October 31, 2021 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of October 31, 2021, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section entitled “2019 Senior Unsecured Credit Facilities,” which were in effect as of such date, approximately 75% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2019 Senior Unsecured Credit Facilities

The Company has senior unsecured credit facilities due April 29, 2024 (as amended, the “2019 facilities”) that consist of a $1,093.2 million United States dollar-denominated Term Loan A facility (the “USD TLA facility”), a €500.0 million euro-denominated Term Loan A facility (the “Euro TLA facility” and together with the USD TLA facility, the “TLA facilities”) and senior unsecured revolving credit facilities consisting of (i) a $675.0 million United States dollar-denominated revolving credit facility, (ii) a CAD $70.0 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200.0 million euro-denominated revolving credit facility available in euro, Australian dollars and other agreed foreign currencies and (iv) a $50.0 million United States dollar-denominated revolving credit facility available in United

States dollars or Hong Kong dollars. Borrowings under the 2019 facilities bear interest at variable rates calculated in the manner set forth in the terms of the 2019 facilities.

The Company made payments totaling $844.2 million and $10.6 million on its term loans under the 2019 facilities during the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively.

The Company had loans outstanding of $743.4 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, no borrowings outstanding under the senior unsecured revolving credit facilities and $15.5 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of October 31, 2021.

The current applicable margin with respect to the TLA facilities and each revolving credit facility as of October 31, 2021 was 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the thirty-nine weeks ended October 31, 2021 and/or November 1, 2020:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of October 31, 2021		Fixed Rate	Expiration Date
March 2020	February 2021	$50.0	$50.0		0.562%	February 2023
February 2020	February 2021	50.0	50.0		1.1625%	February 2023
February 2020	February 2020	50.0	—	(1)	1.2575%	February 2023
August 2019	February 2020	50.0	50.0		1.1975%	February 2022
June 2019	February 2020	50.0	—	(1)	1.409%	February 2022
June 2019	June 2019	50.0	—		1.719%	July 2021
January 2019	February 2020	50.0	—		2.4187%	February 2021
November 2018	February 2019	139.2	—		2.8645%	February 2021
October 2018	February 2019	115.7	—		2.9975%	February 2021
June 2018	August 2018	50.0	—		2.6825%	February 2021
June 2017	February 2018	306.5	—		1.566%	February 2020

(1) The Company terminated early the June 2019 and February 2020 interest rate swap agreements due to expire in February 2022 and February 2023, respectively, in connection with the $129.6 million voluntary long-term debt repayment made during the third quarter of 2021. Please see Note 11, “Derivative Financial Instruments,” for further discussion.

The 2019 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. A breach of any of these operating or financial covenants would result in a default under the 2019 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of the Company’s other debt. Given the disruption to the Company’s business caused by the COVID-19 pandemic and to ensure financial flexibility, the Company amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate was delivered for the second quarter of 2021 (the “relief period”) unless the Company elected earlier to terminate the relief period and satisfied the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provided for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400.0 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments required that the Company suspend payments of dividends on its common stock and purchases of shares under its stock repurchase program during the relief period. The June 2020 Amendment also provided that during the relief period the applicable margin would be increased 0.25%. In addition, under the June 2020 Amendment, in the event there was a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) the Company would have been required to cause each of its wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2019 facilities and (ii) the Company and each subsidiary guarantor would have been required to grant liens in favor of the collateral agent on substantially all of their respective assets (subject to customary exceptions). The Company terminated early, effective June 10, 2021, this temporary relief period and, as a result, the various provisions in the June 2020 Amendment described above are no longer in effect. Following the termination of the relief period, the Company is now required to maintain a minimum interest coverage ratio and a maximum net leverage ratio, calculated in the manner set forth in the terms of the 2019 facilities. As of October 31, 2021, the Company was in compliance with all applicable financial and non-financial covenants under these facilities.

The Company expects to maintain compliance with the financial covenants under the 2019 facilities based on its current forecasts. If earnings and operating cash flows do not recover as currently estimated by management as a result of the continued impacts of the COVID-19 pandemic, including the new variant, there can be no assurance that the Company will be able to maintain compliance with these financial covenants in the future. There can be no assurance that the Company would be able to obtain future waivers in a timely manner, on terms acceptable to the Company, or at all. If the Company were not able to maintain compliance or obtain a future covenant waiver under the 2019 facilities, there can be no assurance that the Company would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facilities.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of October 31, 2021, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit outside of its 2019 facilities primarily to collateralize the Company’s insurance and lease obligations. The Company had $53.0 million of these standby letters of credit outstanding as of October 31, 2021.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended October 31, 2021 and November 1, 2020 were 20.7% and 21.6%, respectively. The effective income tax rate for the thirteen weeks ended October 31, 2021 reflected a $72.9 million income tax expense recorded on $352.6 million of pre-tax income. The effective income tax rate for the thirteen weeks ended November 1, 2020 reflected a $19.1 million income tax expense recorded on $88.6 million of pre-tax income.
The effective income tax rates for the thirty-nine weeks ended October 31, 2021 and November 1, 2020 were 27.4% and 8.9%, respectively. The effective income tax rate for the thirty-nine weeks ended October 31, 2021 reflected a $212.1 million income tax expense recorded on $773.3 million of pre-tax income. The effective income tax rate for the thirty-nine weeks ended November 1, 2020 reflected a $(105.4) million income tax benefit recorded on $(1,184.8) million of pre-tax losses.
The effective income tax rate for the thirteen weeks ended October 31, 2021 was relatively flat as compared to the United States statutory income tax rate.

The effective income tax rate for the thirty-nine weeks ended October 31, 2021 was higher than the United States statutory income tax rate primarily due to the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and the mix of foreign and domestic pre-tax results.

The effective income tax rate for the thirteen weeks ended November 1, 2020 was relatively flat as compared to the United States statutory income tax rate and reflected (i) the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a decrease to the Company’s effective income tax rate of 27.7%, offset by (ii) the impact of the $879.0 million of pre-tax goodwill impairment charges recorded during the first quarter of 2020, which were mostly non-deductible for tax purposes and factored into the Company’s annualized effective income tax rate, and resulted in an increase to the Company’s effective income tax rate of 6.3%, (iii) the tax effects of GILTI and (iv) the mix of foreign and domestic pre-tax results.

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

The Company also has exposure to interest rate volatility related to its term loans under the 2019 facilities, and the 2021 facility. The Company has entered into interest rate swap agreements to hedge against a portion of the exposure related to its term loans under the 2019 facilities. The Company had no borrowings outstanding under the 2021 facility during the thirty-nine weeks ended October 31, 2021. Please see Note 9, “Debt,” for further discussion of the 2019 facilities, the 2021 facility and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively, “cash flow hedges”). As such, the changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). No amounts were excluded from effectiveness testing.

During the thirteen weeks ended October 31, 2021, the Company dedesignated certain cash flow hedges in connection with the $129.6 million voluntary long-term debt repayment made during the third quarter of 2021 and the expected voluntary long-term debt repayments for the fourth quarter of 2021, as the underlying interest payments on the Company’s USD TLA facility were no longer probable to occur, which resulted in the release of a $1.3 million loss from AOCL into the Company’s Consolidated Statement of Operations. During the thirty-nine weeks ended November 1, 2020, the Company dedesignated certain cash flow hedges due to the impacts of the COVID-19 pandemic on its business, which resulted in the release of an immaterial gain from AOCL into the Company’s Consolidated Statement of Operations. The Company continues to believe as of October 31, 2021 that transactions relating to its designated cash flow hedges are probable to occur.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,447.5 million and $1,299.4 million, respectively, as of October 31, 2021, $1,514.2 million and $1,351.9 million, respectively, as of January 31, 2021 and $1,363.2 million and $1,302.5 million, respectively, as of November 1, 2020. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

Undesignated Contracts

The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), which primarily include foreign currency forward exchange contracts related to third party and intercompany transactions, and intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes. The cash flows from the Company’s hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	10/31/21		1/31/21		11/1/20		10/31/21		1/31/21		11/1/20
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$25.1	$1.3	$1.2	$0.1	$6.4	$1.0	$1.4	$0.1	$29.0	$0.4	$11.3	$0.1
Interest rate swap agreements	—	—	—	—	—	—	0.3	—	3.2	1.5	5.6	2.0
Total contracts designated as cash flow hedges	25.1	1.3	1.2	0.1	6.4	1.0	1.7	0.1	32.2	1.9	16.9	2.1
Undesignated contracts:
Foreign currency forward exchange contracts	3.4	—	2.5	—	3.5	—	2.1	—	1.6	—	2.3	—
Interest rate swap agreements	—	—	—	—	—	—	0.5	0.1	—	—	—	—
Total undesignated contracts	3.4	—	2.5	—	3.5	—	2.6	0.1	1.6	—	2.3	—
Total	$28.5	$1.3	$3.7	$0.1	$9.9	$1.0	$4.3	$0.2	$33.8	$1.9	$19.2	$2.1

The notional amount outstanding of foreign currency forward exchange contracts was $1,240.3 million at October 31, 2021. Such contracts expire principally between November 2021 and March 2023.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)
Thirteen Weeks Ended	10/31/21	11/1/20
Foreign currency forward exchange contracts (inventory purchases)	$17.2	$13.1
Interest rate swap agreements	0.1	0.3
Foreign currency borrowings (net investment hedges)	27.4	16.7
Total	$44.7	$30.1

Thirty-Nine Weeks Ended	10/31/21	11/1/20
Foreign currency forward exchange contracts (inventory purchases)	$82.0	$(23.0)
Interest rate swap agreements	0.2	(9.7)
Foreign currency borrowings (net investment hedges)	54.7	(76.2)
Total	$136.9	$(108.9)

	Amount of (Loss) Gain Reclassified from AOCL into (Expense) Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	10/31/21	11/1/20		10/31/21	11/1/20
Foreign currency forward exchange contracts (inventory purchases)	$(6.6)	$5.3	Cost of goods sold	$987.4	$1,016.8
Interest rate swap agreements	(1.3)	—	SG&A (1)	1,097.3	987.2
Interest rate swap agreements	(0.7)	(3.3)	Interest expense	25.9	34.4
Total	$(8.6)	$2.0

Thirty-Nine Weeks Ended	10/31/21	11/1/20		10/31/21	11/1/20
Foreign currency forward exchange contracts (inventory purchases)	$1.2	$8.4	Cost of goods sold	$2,817.2	$2,392.3
Interest rate swap agreements	(1.3)	—	SG&A (1)	3,198.7	2,809.5
Interest rate swap agreements	(2.6)	(7.9)	Interest expense	83.7	89.6
Total	$(2.7)	$0.5

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during the thirteen weeks ended October 31, 2021 as discussed in the section entitled “Cash Flow Hedges” above.

A net gain in AOCL on foreign currency forward exchange contracts at October 31, 2021 of $21.4 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate swap agreements at October 31, 2021 of $0.6 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	(Loss) Gain Recognized in (Expense) Income
Thirteen Weeks Ended	10/31/21	11/1/20
Foreign currency forward exchange contracts	$(4.7)	$2.0

Thirty-Nine Weeks Ended	10/31/21	11/1/20
Foreign currency forward exchange contracts	$(6.9)	$(2.1)

The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during the thirteen weeks ended October 31, 2021 as discussed in the section entitled “Cash Flow Hedges” above. Following the dedesignation, the effect of these interest rate swap agreements recognized in SG&A expenses in the Company’s Consolidated Statements of Operations was immaterial for the thirteen weeks ended October 31, 2021.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of October 31, 2021.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	10/31/21				1/31/21				11/1/20
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$29.8	N/A	$29.8	N/A	$3.8	N/A	$3.8	N/A	$10.9	N/A	$10.9
Interest rate swap agreements	N/A	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A	—
Total Assets	N/A	$29.8	N/A	$29.8	N/A	$3.8	N/A	$3.8	N/A	$10.9	N/A	$10.9

Liabilities:
Foreign currency forward exchange contracts	N/A	$3.6	N/A	$3.6	N/A	$31.0	N/A	$31.0	N/A	$13.7	N/A	$13.7
Interest rate swap agreements	N/A	0.9	N/A	0.9	N/A	4.7	N/A	4.7	N/A	7.6	N/A	7.6
Total Liabilities	N/A	$4.5	N/A	$4.5	N/A	$35.7	N/A	$35.7	N/A	$21.3	N/A	$21.3

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

The following tables show the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the thirty-nine weeks ended October 31, 2021 and November 1, 2020, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
10/31/21	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$—	$—	$17.8
Property, plant and equipment, net	N/A	N/A	—	—	17.3

11/1/20
Property, plant and equipment, net	N/A	N/A	1.1	1.1	23.2
Goodwill	N/A	N/A	652.6	652.6	879.0
Tradenames	N/A	N/A	48.7	48.7	47.2
Other intangible assets, net	N/A	N/A	—	—	7.3
Investments in unconsolidated affiliates	N/A	N/A	—	—	12.3

Operating lease right-of-use assets with a carrying amount of $17.8 million and property, plant and equipment with a carrying amount of $17.3 million were written down to a fair value of zero during the thirty-nine weeks ended October 31, 2021, primarily as a result of actions taken by the Company to reduce its real estate footprint, including reductions in office space. Please see Note 16, “Exit Activity Costs,” for further discussion of these restructuring activities. Fair value of the Company’s operating lease right-of-use assets was determined based on the discounted cash flows of estimated sublease income using market participant assumptions, which considered the short length of the remaining lease term and current real estate trends and market conditions. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using market participant assumptions.

The $35.1 million of impairment charges during the thirty-nine weeks ended October 31, 2021 were included in SG&A expenses in the Company’s Consolidated Statement of Operations and recorded to the Company’s segments as follows: $1.4 million in the Heritage Brands Wholesale segment and $33.7 million in corporate expenses not allocated to any reportable segments.

Property, plant and equipment with a carrying amount of $17.1 million was written down to a fair value of $1.1 million during the thirty-nine weeks ended November 1, 2020, primarily due to the adverse impacts of the COVID-19 pandemic on the Company’s retail stores with lease terms expiring by the end of fiscal 2021 with no intention of renewal, including temporary store closures and reduced traffic, occupancy and consumer spending trends. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Property, plant and equipment with a carrying amount of $7.2 million was written down to a fair value of zero during the thirty-nine weeks ended November 1, 2020 in connection with the exit from the Heritage Brands Retail business that was substantially completed in the second quarter of 2021. Please see Note 16, “Exit Activity Costs,” for further discussion of the Heritage Brands Retail exit costs. Fair value of the Company’s Heritage Brands Retail business property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

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

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	10/31/21		1/31/21		11/1/20
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,298.7	$1,298.7	$1,651.4	$1,651.4	$1,460.0	$1,460.0
Short-term borrowings	27.8	27.8	—	—	21.1	21.1
Long-term debt (including portion classified as current)	2,638.0	2,853.3	3,554.8	3,806.8	3,487.0	3,597.7

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

Through October 31, 2021, the Company has granted under the Plan (i) service-based stock options, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There were no shares of restricted stock or contingently issuable RSUs outstanding as of October 31, 2021.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares.

Net income (loss) for the thirty-nine weeks ended October 31, 2021 and November 1, 2020 included $35.8 million and $36.6 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $5.0 million and $4.2 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions during the thirty-nine weeks ended October 31, 2021 and November 1, 2020 were $7.1 million and $2.3 million, respectively. The tax benefits realized included discrete net excess tax deficiencies of $5.2 million recognized in the Company’s provision for income taxes during the thirty-nine weeks ended November 1, 2020. Discrete net excess tax deficiencies recognized in the Company’s provision for income taxes were immaterial for the thirty-nine weeks ended October 31, 2021.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirty-nine weeks ended October 31, 2021 and November 1, 2020 and the resulting weighted average grant date fair value per stock option:

	10/31/21	11/1/20
Weighted average risk-free interest rate	1.24%	0.48%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	47.58%	45.08%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$48.28	$23.05

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the stock options granted during the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively, was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 15, “Stockholders' Equity,” for further discussion of dividends on the Company’s common stock.

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Stock option activity for the thirty-nine weeks ended October 31, 2021 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at January 31, 2021	1,028	$98.23
Granted	96	104.30
Exercised	228	92.36
Cancelled	98	101.47
Outstanding at October 31, 2021	798	$100.24
Exercisable at October 31, 2021	500	$111.45

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

RSU activity for the thirty-nine weeks ended October 31, 2021 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 31, 2021	1,470	$78.80
Granted	556	109.00
Vested	464	87.13
Cancelled	219	80.45
Non-vested at October 31, 2021	1,343	$88.15

PSUs

Contingently issuable PSUs granted to employees generally vest three years after the date of grant, subject to the satisfaction of performance conditions. The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the second quarter of 2021. For these awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s consolidated earnings before interest and taxes (“EBIT”) amount for the 2021 fiscal year, and 50% is based upon the Company’s total shareholder return (“TSR”) during a three-year performance period from the grant date relative to a pre-established group of industry peers. The Company records expense ratably over the three-year vesting period, with expense determined as follows: (i) EBIT-based portion of the awards – based on the grant date fair value per share and the Company’s current expectations of the probable number of shares that will ultimately be issued and (ii) TSR-based portion of the awards – based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions. The grant date fair value of the awards granted was established as follows: (i) EBIT-based portion of the awards – based on the closing price of the Company’s common stock reduced for the present value of any dividends expected to be paid on the Company’s common stock during the three-year vesting period, as these contingently issuable PSUs do not accrue dividends and (ii) TSR-based portion of the awards – using the Monte Carlo simulation model.

The Company also granted contingently issuable PSUs to certain of the Company’s senior executives during 2018, 2019 and 2020, subject to a three-year performance period from the applicable grant date. For these awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s TSR during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For these awards, the Company records expense ratably over the three-year vesting period based on the grant date fair value of the awards regardless of whether the market condition is satisfied because the awards are subject to market conditions. The grant date fair value of the awards granted was established for each grant using the Monte Carlo simulation model. For awards granted in 2018, the three-year performance period ended during the first quarter of 2021 and holders of the awards did not earn any shares since the market conditions were not satisfied.

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the thirty-nine weeks ended October 31, 2021 and November 1, 2020 and the resulting weighted average grant date fair value:

	10/31/21	11/1/20
Weighted average risk-free interest rate	0.33%	0.19%
Weighted average Company volatility	60.69%	51.86%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$159.29	$64.89

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for the term corresponding to the three-year performance period. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the three-year performance period. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the PSUs granted during the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively, was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 15, “Stockholders' Equity,” for further discussion of dividends on the Company’s common stock.

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the weighted average grant date fair value was discounted 8.40% in 2021 and 15.94% in 2020 for the restriction of liquidity using the Finnerty model and Chaffe model, respectively. The Company uses the model that is deemed more appropriate after an evaluation of current market conditions.

Total PSU activity for the thirty-nine weeks ended October 31, 2021 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 31, 2021	237	$96.48
Granted	43	134.31
Reduction due to market conditions not satisfied	41	158.97
Vested	—	—
Cancelled	10	108.61
Non-vested at October 31, 2021	229	$91.84

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended October 31, 2021 and November 1, 2020:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 31, 2021	$(481.6)		$(37.5)	$(519.1)
Other comprehensive (loss) income before reclassifications	(79.7)	(1)(2)	74.6	(5.1)
Less: Amounts reclassified from AOCL	—		0.2	0.2
Other comprehensive (loss) income	(79.7)		74.4	(5.3)
Balance, October 31, 2021	$(561.3)		$36.9	$(524.4)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 2, 2020	$(665.7)		$25.6	$(640.1)
Other comprehensive income (loss) before reclassifications	58.6	(1)(3)	(31.2)	27.4
Less: Amounts reclassified from AOCL	—		1.6	1.6
Other comprehensive income (loss)	58.6		(32.8)	25.8
Balance, November 1, 2020	$(607.1)		$(7.2)	$(614.3)

(1) Foreign currency translation adjustments included a net gain (loss) on net investment hedges of $41.3 million and $(57.6) million during the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

(3) Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/31/21	11/1/20	10/31/21	11/1/20
Realized (loss) gain on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$(6.6)	$5.3	$1.2	$8.4	Cost of goods sold
Interest rate swap agreements	(1.3)	—	(1.3)	—	SG&A (1)
Interest rate swap agreements	(0.7)	(3.3)	(2.6)	(7.9)	Interest expense
Less: Tax effect	(1.9)	(0.2)	(2.9)	(1.1)	Income tax expense (benefit)
Total, net of tax	$(6.7)	$2.2	$0.2	$1.6

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during the thirteen weeks ended October 31, 2021. Please see Note 11, “Derivative Financial Instruments,” for further discussion.

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

The Company suspended share repurchases under the stock repurchase program beginning in March 2020, following the purchase of 1.4 million shares in open market transactions for $110.7 million completed earlier in the first quarter of 2020, in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of the June 2020 Amendment, the Company was not permitted to make share repurchases during the relief period. However, effective June 10, 2021, the relief period was terminated and the Company now is permitted to resume share repurchases at management’s discretion. Please see Note 9, “Debt,” for further discussion.

During the thirteen weeks ended October 31, 2021, the Company purchased 1.4 million shares of its common stock under the program in open market transactions for $148.7 million. As of October 31, 2021, the repurchased shares were held as treasury stock and $423.9 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs to satisfy tax withholding requirements.

Common Stock Dividends

The Company declared a $0.0375 per share dividend payable to its common stockholders of record on March 4, 2020, in respect of which the Company made dividend payments totaling $2.7 million on March 31, 2020. The Company suspended its dividends following the payment of the $0.0375 per common share dividend on March 31, 2020 in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of the June 2020 Amendment, the Company was not permitted to declare or pay dividends during the relief period. However, effective June 10, 2021, the relief period was terminated and the Company now is permitted to declare and pay dividends on its common stock at the discretion of the Board of Directors. Please see Note 9, “Debt,” for further discussion.

The Company declared on October 29, 2021 a $0.0375 per share dividend on its common stock. The dividend is payable on December 17, 2021 to stockholders of record on November 24, 2021.

16. EXIT ACTIVITY COSTS

2021 Reductions in Workforce and Real Estate Footprint

The Company announced in March 2021 plans to streamline its organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million. In connection with these activities, the Company recorded pre-tax costs during the thirteen and thirty-nine weeks ended October 31, 2021 as shown in the following table. All expected costs related to the 2021 reductions in workforce and real estate footprint were incurred during the thirty-nine weeks ended October 31, 2021.

(In millions)	Costs Incurred During the Thirteen Weeks Ended 10/31/21	Costs Incurred During the Thirty-Nine Weeks Ended 10/31/21
Severance, termination benefits and other employee costs	$2.5	$15.7
Long-lived asset impairments	—	28.1
Contract termination and other costs	—	3.8
Total	$2.5	$47.6

Of the charges incurred during the thirty-nine weeks ended October 31, 2021, $1.7 million relate to SG&A expenses of the Tommy Hilfiger North America segment, $8.9 million relate to SG&A expenses of the Tommy Hilfiger International segment, $2.1 million relate to SG&A expenses of the Calvin Klein North America segment, $6.4 million relate to SG&A expenses of the Calvin Klein International segment and $28.5 million relate to corporate SG&A expenses not allocated to any reportable segment. Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 12, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during the thirty-nine weeks ended October 31, 2021.

The liabilities at October 31, 2021 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/31/21	Costs Incurred During the Thirty-Nine Weeks Ended 10/31/21	Costs Paid During the Thirty-Nine Weeks Ended 10/31/21	Liability at 10/31/21
Severance, termination benefits and other employee costs	$—	$15.7	$7.0	$8.7
Contract termination and other costs	—	3.8	3.6	0.2
Total	$—	$19.5	$10.6	$8.9

Heritage Brands Retail Exit Costs

The Company announced on July 14, 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including the exit from its Heritage Brands Retail business, which consisted of 162 directly operated stores in North America and was substantially completed in the second quarter of 2021. In connection with the exit from the Heritage Brands Retail business, the Company recorded pre-tax costs during 2020 and the thirty-nine weeks ended October 31, 2021 as shown in the following table. All expected costs related to the exit from the Heritage Brands Retail business were incurred by the end of the second quarter of 2021.

(In millions)	Costs Incurred During the Thirty-Nine Weeks Ended 10/31/21	Cumulative Costs Incurred
Severance, termination benefits and other employee costs	$10.8	$25.4
Long-lived asset impairments	—	7.2
Accelerated amortization of lease assets	5.9	13.1
Contract termination and other costs	4.4	4.4
Total	$21.1	$50.1

The costs incurred during 2020 and the thirty-nine weeks ended October 31, 2021 relate to SG&A expenses of the Heritage Brands Retail segment. Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at October 31, 2021 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/31/21	Costs Incurred During the Thirty-Nine Weeks Ended 10/31/21	Costs Paid During the Thirty-Nine Weeks Ended 10/31/21	Liability at 10/31/21
Severance, termination benefits and other employee costs	$12.6	$10.8	$15.2	$8.2
Contract termination and other costs	—	4.4	1.5	2.9
Total	$12.6	$15.2	$16.7	$11.1

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

The liabilities at October 31, 2021 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/31/21	Costs Incurred During the Thirty-Nine Weeks Ended 10/31/21	Costs Paid During the Thirty-Nine Weeks Ended 10/31/21	Liability at 10/31/21
Severance, termination benefits and other employee costs	$11.4	$—	$9.8	$1.6

17. NET INCOME (LOSS) PER COMMON SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	10/31/21	11/1/20	10/31/21	11/1/20

Net income (loss) attributable to PVH Corp.	$279.7	$69.8	$561.5	$(1,078.4)

Weighted average common shares outstanding for basic net income (loss) per common share	70.9	71.1	71.2	71.2
Weighted average impact of dilutive securities	1.1	0.4	1.1	—
Total shares for diluted net income (loss) per common share	72.0	71.5	72.3	71.2

Basic net income (loss) per common share attributable to PVH Corp.	$3.94	$0.98	$7.89	$(15.15)

Diluted net income (loss) per common share attributable to PVH Corp.	$3.89	$0.98	$7.77	$(15.15)

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/31/21	11/1/20	10/31/21	11/1/20

Weighted average potentially dilutive securities	0.6	1.7	0.7	2.3

Diluted net loss per common share attributable to PVH Corp. for the thirty-nine weeks ended November 1, 2020 excluded all potentially dilutive securities because there was a net loss attributable to PVH Corp. for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of October 31, 2021 and November 1, 2020 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.1 million and 0.4 million as of October 31, 2021 and November 1, 2020, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash Investing and Financing Transactions

Omitted from the Company’s Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2021 and November 1, 2020 were capital expenditures related to property, plant and equipment of $40.4 million and $18.4 million, respectively, that were accrued and not yet paid as of the end of the respective periods.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 31, 2021 were $4.4 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the period.

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

Lease Transactions

Supplemental cash flow information related to leases was as follows:

	Thirty-Nine Weeks Ended
(In millions)	10/31/21	11/1/20
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$369.0	$292.3
Operating cash flows from finance leases	0.2	0.3
Financing cash flows from finance leases	3.9	4.0
Noncash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	210.5	201.3
Right-of-use assets obtained in exchange for new finance lease liabilities	2.1	3.8

The Company has sought concessions from landlords for certain of its stores affected by temporary closures as a result of the COVID-19 pandemic in the form of rent deferrals or rent abatements. Consistent with updated guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2020, the Company elected to treat COVID-19 related rent concessions as though enforceable rights and obligations for those concessions existed in the original contract. As such, rent abatements negotiated with landlords are recorded as a reduction to variable lease expense included in SG&A expenses in the Company’s Consolidated Statements of Operations. The Company recorded $4.2 million and $24.8 million of rent abatements during the thirteen and thirty-nine weeks ended October 31, 2021, respectively. The Company recorded $9.3 million and $40.9 million of rent abatements during the thirteen and thirty-nine weeks ended November 1, 2020, respectively. Rent deferrals have no impact to lease expense and amounts deferred and payable in future periods are included in the current portion of operating lease liabilities in the Company’s Consolidated Balance Sheets.

19. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as its reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail until the end of the second quarter of 2021. The Company announced in July 2020 a plan to exit its Heritage Brands Retail business and, following the substantial completion of the exit from the business in the second quarter of 2021, the Company’s Heritage Brands Retail segment ceased operations.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers in North America of (i) men’s dress shirts and neckwear under various owned and licensed brand names; (ii) men’s sportswear, bottoms and outerwear principally under the Van Heusen, IZOD and ARROW trademarks until August 2, 2021 (the first day of the third quarter of 2021), when the Company completed the Heritage Brands transaction; (iii) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; and (iv) swimwear and swim-related products and accessories under the Speedo trademark until April 6, 2020, when the Company completed the sale of its Speedo North America business to Pentland. Please see Note 4, “Acquisitions and Divestitures,” for further discussion of the Speedo and Heritage Brands transactions. This segment also derived revenue from Company operated digital commerce sites in the United States for Van Heusen and IZOD, which ceased operations during the third quarter of 2021 in connection with the Heritage Brands transaction. In addition, this segment derives revenue from the Heritage Brands business in Australia. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in Mexico relating to the affiliate’s business under certain of the heritage brands trademarks, and the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s business under certain of the heritage brands trademarks.

Heritage Brands Retail Segment - This segment consisted of the Company’s Heritage Brands Retail division. This segment derived revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada, which primarily sold apparel, accessories and related products. The Company announced in July 2020 a plan to exit its Heritage Brands Retail business, which was substantially completed in the second quarter of 2021. The Company’s Heritage Brands Retail segment ceased operations following the substantial completion of the Company’s exit from the Heritage Brands Retail business in the second quarter of 2021. Please see Note 16, “Exit Activity Costs,” for further discussion.

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/31/21	(1)(2)	11/1/20	(1)(2)	10/31/21	(1)(2)	11/1/20	(1)(2)
Revenue – Tommy Hilfiger North America
Net sales	$269.2		$249.7		$747.8		$604.9
Royalty revenue	25.2		13.6		58.2		37.5
Advertising and other revenue	6.8		4.3		14.9		8.5
Total	301.2		267.6		820.9		650.9

Revenue – Tommy Hilfiger International
Net sales	895.8		806.9		2,532.1		1,851.0
Royalty revenue	16.5		10.5		42.5		27.5
Advertising and other revenue	4.2		4.8		11.4		10.6
Total	916.5		822.2		2,586.0		1,889.1

Revenue – Calvin Klein North America
Net sales	292.1		231.9		809.1		576.5
Royalty revenue	42.7		34.0		103.0		72.8
Advertising and other revenue	14.6		9.5		34.6		21.9
Total	349.4		275.4		946.7		671.2

Revenue – Calvin Klein International
Net sales	597.9		492.8		1,683.5		1,136.7
Royalty revenue	12.5		17.0		34.0		37.6
Advertising and other revenue	1.3		4.8		4.5		11.6
Total	611.7		514.6		1,722.0		1,185.9

Revenue – Heritage Brands Wholesale
Net sales	153.0		192.0		561.9		537.8
Royalty revenue	0.5		4.0		10.3		8.8
Advertising and other revenue	0.2		0.6		1.6		1.6
Total	153.7		196.6		573.8		548.2

Revenue – Heritage Brands Retail
Net sales	—		41.0		75.6		95.8
Royalty revenue	—		0.6		—		1.5
Advertising and other revenue	—		0.1		—		0.2
Total	—		41.7		75.6		97.5

Total Revenue
Net sales	2,208.0		2,014.3		6,410.0		4,802.7
Royalty revenue	97.4		79.7		248.0		185.7
Advertising and other revenue	27.1		24.1		67.0		54.4
Total	$2,332.5		$2,118.1		$6,725.0		$5,042.8

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Revenue in the thirteen and thirty-nine weeks ended November 1, 2020 was significantly negatively impacted by the COVID-19 pandemic, including as a result of reduced traffic and consumer spending trends, and temporary store closures for varying periods of time throughout the first quarter and into the second quarter of 2020. The Company’s wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in the Company’s revenue from these channels. Revenue in the thirteen and thirty-nine weeks ended October 31, 2021 continued to be negatively impacted by the pandemic and related supply chain and logistics disruptions, although to a much lesser extent than in the prior year periods.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/31/21	11/1/20	10/31/21	11/1/20
Wholesale net sales	$1,308.4	$1,117.9	$3,756.3	$2,611.7

Owned and operated retail stores	737.1	762.6	2,131.7	1,767.9
Owned and operated digital commerce sites	162.5	133.8	522.0	423.1
Retail net sales	899.6	896.4	2,653.7	2,191.0
Net sales	2,208.0	2,014.3	6,410.0	4,802.7

Royalty revenue	97.4	79.7	248.0	185.7
Advertising and other revenue	27.1	24.1	67.0	54.4
Total	$2,332.5	$2,118.1	$6,725.0	$5,042.8

The Company’s income (loss) before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/31/21	(1)	11/1/20	(1)(2)	10/31/21	(1)	11/1/20	(1)(2)
(Loss) income before interest and taxes – Tommy Hilfiger North America	$(1.2)		$(38.1)		$18.4	(8)	$(120.3)	(9)(10)

Income before interest and taxes – Tommy Hilfiger International	178.6	(4)	157.9		510.7	(8)	202.1	(10)

Income (loss) before interest and taxes – Calvin Klein North America	20.5		(14.1)		59.4	(8)	(363.5)	(9)(10)(11)

Income (loss) before interest and taxes – Calvin Klein International	110.9	(4)	85.8		306.2	(8)	(303.0)	(10)(11)

Income (loss) before interest and taxes – Heritage Brands Wholesale	116.7	(5)	(2.3)	(6)	160.1	(5)	(296.9)	(9)(11)(12)

Loss before interest and taxes – Heritage Brands Retail	—		(23.8)	(7)	(33.9)	(7)	(72.2)	(7)(10)

Loss before interest and taxes – Corporate(3)	(48.3)		(43.3)		(167.3)	(8)	(144.2)	(9)(13)

Income (loss) before interest and taxes	$377.2		$122.1		$853.6		$(1,098.0)

(1) Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Income (loss) before interest and taxes in the thirteen and thirty-nine weeks ended November 1, 2020 was significantly adversely impacted by the COVID-19 pandemic, including as a result of the unprecedented material decline in revenue noted above. As well, loss before interest and taxes in the thirty-nine weeks ended November 1, 2020 was significantly adversely impacted by $961.8 million of noncash impairment charges related to goodwill, tradenames, and other intangible assets, store assets and an equity method investment resulting from the significant adverse impacts of the pandemic on the Company’s business. Please see notes (10), (11) and (13) below for further discussion.

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

(4) Income before interest and taxes for the thirteen weeks ended October 31, 2021 included costs of $2.5 million incurred in connection with actions to streamline the Company’s organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, consisting of severance. Such costs were included in the Company’s segments as follows: $1.8 million in Tommy Hilfiger International and $0.7 million in Calvin Klein International. Please see Note 16, “Exit Activity Costs,” for further discussion.

(5) Income before interest and taxes for the thirteen and thirty-nine weeks ended October 31, 2021 included an aggregate net gain of $113.4 million in connection with the Heritage Brands transaction, consisting of (i) a $118.9 million gain, including a gain on the sale, less costs to sell, and a net gain on the Company’s retirement plans associated with the transaction partially offset by (ii) $5.5 million of severance costs. Please see Note 4, “Acquisitions and Divestitures,” for further discussion of the transaction.

(6) Loss before interest and taxes for the thirteen weeks ended November 1, 2020 included costs of $1.3 million incurred in connection with the North America workforce reduction, consisting of severance and other termination benefits. Please see Note 16, “Exit Activity Costs,” for further discussion.

(7) Loss before interest and taxes for the thirty-nine weeks ended October 31, 2021, and the thirteen and thirty-nine weeks ended November 1, 2020 included costs and operating losses, as well as noncash asset impairments in the prior year period, associated with the wind down of the Heritage Brands Retail business that was substantially completed in the second quarter of 2021. Please see Note 16, “Exit Activity Costs,” for further discussion.

(8) Income (loss) before interest and taxes for the thirty-nine weeks ended October 31, 2021 included costs of $47.6 million incurred in connection with actions to streamline the Company’s organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, consisting of noncash assets impairments, severance, and contract termination and other costs. Such costs were included in the Company’s segments as follows: $1.7 million in Tommy Hilfiger North America, $8.9 million in Tommy Hilfiger International, $2.1 million in Calvin Klein North America, $6.4 million in Calvin Klein International and $28.5 million in corporate expenses not allocated to any reportable segments. Please see Note 16, “Exit Activity Costs,” for further discussion.

(9) Loss before interest and taxes for the thirty-nine weeks ended November 1, 2020 included costs of $39.7 million incurred in connection with the North America workforce reduction, consisting of severance and special termination benefits. Such costs were included in the Company’s segments as follows: $10.9 million in Tommy Hilfiger North America, $10.5 million in Calvin Klein North America, $12.5 million in Heritage Brands Wholesale, and $5.8 million in corporate expenses not allocated to any reportable segments. Please see Note 16, “Exit Activity Costs,” for further discussion.

(10) (Loss) income before interest and taxes for the thirty-nine weeks ended November 1, 2020 included noncash impairment charges of $16.0 million related to the Company’s store assets. The $16.0 million of impairment charges were included in the Company’s segments as follows: $4.1 million in Tommy Hilfiger North America, $3.1 million in Tommy Hilfiger International, $3.2 million in Calvin Klein North America, $1.8 million in Calvin Klein International and $3.8 million in Heritage Brands Retail. Please see Note 12, “Fair Value Measurements,” for further discussion.

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

(12) Loss before interest and taxes for the thirty-nine weeks ended November 1, 2020 included a noncash net loss of $3.1 million in connection with the Speedo transaction. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

(13) Loss before interest and taxes for the thirty-nine weeks ended November 1, 2020 included a noncash impairment charge of $12.3 million related to the Company’s equity method investment in Karl Lagerfeld. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

Intersegment transactions, which primarily consist of transfers of inventory, are not material.

20. GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of October 31, 2021 was approximately $18.6 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of October 31, 2021, January 31, 2021 and November 1, 2020.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of October 31, 2021 was approximately $5.1 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2022 and 2025. The liability for these guarantee obligations was immaterial as of October 31, 2021, January 31, 2021 and November 1, 2020.

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

Accounting Guidance Issued But Not Adopted as of October 31, 2021

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

22. OTHER COMMENTS

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received principal payments of $6.0 million and $0.8 million during the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively. The outstanding balance, including accrued interest, was $6.4 million, $12.6 million and $12.5 million as of October 31, 2021, January 31, 2021 and November 1, 2020, respectively, and was included in other assets (current and non-current) in the Company’s Consolidated Balance Sheets.

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended October 31, 2021 totaled $80.7 million and $244.7 million, respectively. Warehouse and distribution expenses incurred in the thirteen and thirty-nine weeks ended November 1, 2020 totaled $90.2 million and $248.3 million, respectively, and included costs of $6.8 million in the thirty-nine weeks ended November 1, 2020 related to the consolidation within the Company’s warehouse and distribution network in North America.

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $64.3 million, $69.6 million and $76.8 million as of October 31, 2021, January 31, 2021 and November 1, 2020, respectively. The Company recorded a $55.7 million increase in the allowance for credit losses on trade receivables during the thirty-nine weeks ended November 1, 2020, primarily due to the evaluation of certain customer and licensee account balances in connection with changes in their financial condition and/or developments regarding their credit, including the adverse impacts of the COVID-19 pandemic.

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

We are one of the largest global apparel companies in the world, with a history going back 140 years. In March 2020, we marked our 100-year anniversary as a listed company on the New York Stock Exchange. We manage a portfolio of iconic brands, including TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen, IZOD, ARROW and Geoffrey Beene, which we owned through the second quarter of 2021 and now license back for certain product categories, and other licensed brands. We also had a perpetual license for Speedo in North America and the Caribbean until April 6, 2020. We entered into a definitive agreement during the second quarter of 2021 to sell certain of our heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business, to Authentic Brands Group (“ABG”) and other parties (the “Heritage Brands transaction”). We completed the sale on the first day of the third quarter.

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

Our retail stores have been, and continue to be, impacted by temporary closures, reduced hours and reduced occupancy levels as a result of the pandemic:

•Virtually all of our retail stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020, but had reopened in June 2020 and were operating at significantly reduced capacity. Further, our retail stores in Europe and North America continued to face significant pressure as a result of the pandemic, with the majority of our stores in Europe and Canada closed during the fourth quarter of 2020.

•During the first quarter of 2021, pandemic-related pressures on our retail stores included temporary store closures for a significant percentage of our stores in Europe, Canada and Japan. Pressures on our retail stores continued during the second quarter of 2021, with certain retail stores in Europe, Japan and Australia temporarily closed for varying periods of time. During the third quarter of 2021, the majority of our retail stores in Australia were closed temporarily.

•In addition, our North America retail stores have been, and continue to be, challenged by the lack of international tourists coming to the United States, as stores located in international tourist destinations have historically represented a significant portion of that business.

Our brick and mortar wholesale customers and licensing partners also have experienced significant business disruptions as a result of the pandemic, with several of our North America wholesale customers filing for bankruptcy in 2020. Our wholesale customers and franchisees globally generally have experienced temporary store closures in the same countries and at the same times as us. Although most of our wholesale customers’ and franchisees’ stores had reopened the majority of their locations across all regions by mid-June 2020, there was a significant level of inventory that remained in their stores. The elevated inventory levels, as well as lower traffic and consumer demand, resulted in a sharp reduction in shipments to these customers in 2020.

Our digital channels, which have historically represented a less significant portion of our overall business, experienced exceptionally strong growth during 2020, both with respect to sales to our traditional and pure play wholesale customers, as well as within our own directly operated digital commerce businesses across all brand businesses and regions. While digital growth has been, and is expected to continue to be, less pronounced in 2021 as stores have reopened and capacity restrictions have lessened, our digital penetration as a percentage of total revenue has been, and is expected to remain, consistent with 2020.

In addition, the pandemic has impacted, and continues to impact, our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The current vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as factory delays in some of our key sourcing countries has delayed and is expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions have impacted our inventory levels and sales volumes, particularly in the third quarter of 2021 with worsening logistics delays in October resulting in a shift in timing of certain wholesale shipments in the United States from the third quarter into the fourth quarter, and could impact our sales volumes in future periods. We have also incurred in the third quarter of 2021, and expect to continue to incur for the remainder of the year, higher freight and other logistics costs, including air freight, to mitigate these delays. We continue to monitor these delays and other potential disruptions in our supply chain and will continue to implement mitigation plans as needed.

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

We took the following actions, starting in the first quarter of 2020, to reduce operating expenses in response to the pandemic and the evolving retail landscape: (i) reducing payroll costs, including temporary furloughs, salary and incentive compensation reductions, decreased working hours, and hiring freezes, as well as taking advantage of COVID-related government payroll subsidy programs primarily in international jurisdictions, (ii) eliminating or reducing expenses in all discretionary spending categories and (iii) reducing rent expense through rent abatements negotiated with landlords for certain stores affected by temporary closures. We also announced in July 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape, including (i) a reduction in our North America office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions, which has resulted in annual cost savings of approximately $80 million, and (ii) the exit from our Heritage Brands Retail business, which was substantially completed in the second quarter of 2021. In March 2021, we announced plans to reduce our workforce, primarily in certain international markets, and to reduce our real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million.

We also have taken and continue to take actions to manage our working capital and liquidity. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

The impacts of the COVID-19 pandemic resulted in an unprecedented material decline in our revenue and earnings in 2020, including $1.021 billion of pre-tax noncash impairment charges recognized during the year, primarily related to goodwill, tradenames and other intangible assets, and store assets. There continues to be uncertainty with respect to the impact of the pandemic, including the new variant, and pandemic-related supply chain and logistics disruptions globally on our business and the businesses of our licensees and wholesale customers, and our revenue and earnings in the fourth quarter of 2021 may be subject to significant material change. While our international businesses have exceeded and are expected to continue to exceed

2019 pre-pandemic revenue levels for the remainder of the year, our North America businesses are expected to remain challenged, as international tourism, which historically has been the source of a significant portion of regional revenue, is not expected to return to any significant level.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,600 Company-operated free-standing retail store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,400 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and in the United States through our directly operated digital commerce site for Van Heusen and IZOD, which ceased operations during the third quarter of 2021 in connection with the Heritage Brands transaction. We announced in July 2020 a plan to exit our Heritage Brands Retail business, which consisted of 162 directly operated stores in North America and was substantially completed in the second quarter of 2021. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as the following reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail until the end of the second quarter of 2021. We announced in July 2020 a plan to exit our Heritage Brands Retail business and our Heritage Brands Retail segment ceased operations following the substantial completion of the exit in the second quarter of 2021.

We have entered into the following transactions, which impact our results of operations and comparability among the periods, including our full year 2021 expectations as compared to full year 2020, as discussed in the section entitled “Results of Operations” below:

•We entered into a definitive agreement in June 2021 to sell certain of our heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business with a net carrying value of $98 million, to ABG and other parties, and subsequently completed the sale on the first day of the third quarter of 2021 for net proceeds of $216 million. We recorded an aggregate net pre-tax gain of $113 million in the third quarter of 2021 in connection with the transaction, consisting of (i) a gain of $119 million, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell, and a net gain on our retirement plans associated with the transaction, partially offset by (ii) $6 million of pre-tax severance costs. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the transaction.

•We announced in March 2021 plans to reduce our workforce, primarily in certain international markets, and to reduce our real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million. We recorded pre-tax costs of $48 million during the thirty-nine weeks ended October 31, 2021 consisting of (i) $28 million of noncash asset impairments, (ii) $16 million of severance and (iii) $4 million of contract termination and other costs. All costs related to these actions were incurred by the end of the third quarter of 2021. Please see Note 16, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We announced in July 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape including (i) a reduction in our office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions (the “North America workforce reduction”), which has resulted in annual cost savings of approximately $80 million, and (ii) the exit from our Heritage Brands Retail business, which was substantially completed in the second quarter of 2021. All costs related to the North America workforce reduction were incurred by the end of 2020. We recorded pre-tax costs of $21 million during the thirty-nine weeks ended October 31, 2021 in connection with the exit from the Heritage Brands Retail business, consisting of (i) $11 million of severance and other termination benefits, (ii) $6 million of accelerated amortization of lease assets and (iii) $4 million of contract termination and other costs. All costs related to the exit from the Heritage Brands Retail business were substantially incurred by the end of the second quarter 2021. We recorded pre-tax costs of $69 million during 2020, including (i) $40 million related to the North America workforce reduction, primarily consisting of severance, and (ii) $29 million in connection with the exit from the Heritage Brands Retail business, consisting of $15 million of severance, $7 million of noncash asset impairments and $7 million of accelerated amortization of lease assets and other costs. Please see Note 16, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We completed the sale of our Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand, in April 2020 for net proceeds of $169 million (the “Speedo transaction”). Upon the closing of the transaction, we deconsolidated the net assets of the Speedo North America business. We recorded a pre-tax noncash loss of $142 million in the fourth quarter of 2019, when the Speedo transaction was announced, consisting of (i) a noncash impairment of our perpetual license right for the Speedo trademark and (ii) a noncash loss to reduce the carrying value of the business to its estimated fair value, less costs to sell. We recorded an additional pre-tax noncash net loss of $3 million in the first quarter of 2020 upon the closing of the Speedo transaction, consisting of (i) a $6 million noncash loss resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020, partially offset by (ii) a $3 million gain on our retirement plans. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 60% of our 2020 revenue was subject to foreign currency translation. The United States dollar strengthened against most major currencies in 2019 and into the first half of 2020, but then weakened against those currencies in the latter half of 2020, particularly the euro, which is the foreign currency in which we transact the most business. While the United States dollar continued to weaken against the euro in the first half of 2021, it has strengthened in the third quarter and into the fourth quarter of 2021. We currently expect our 2021 revenue and net income to increase by approximately $120 million and $20 million, respectively, due to the impact of foreign currency translation.

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

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter tends to have the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. The COVID-19 pandemic and related supply chain and logistics disruptions has disrupted these patterns, however. We otherwise expect this seasonal pattern will generally continue. Working capital requirements vary throughout the year to support these seasonal patterns and business trends.

Due to the above seasonal factors, as well as the COVID-19 pandemic, including the new variant, and pandemic-related supply chain and logistics disruptions, our results of operations for the thirteen and thirty-nine weeks ended October 31, 2021 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended October 31, 2021 Compared With Thirteen Weeks Ended November 1, 2020

Total Revenue

Total revenue in the third quarter of 2021 was $2.333 billion as compared to $2.118 billion in the third quarter of the prior year. The impact of foreign currency translation on our revenue in the third quarter of 2021 on a consolidated basis and for each of our segments was immaterial. The increase in revenue of $214 million, or 10%, which reflected a 4% negative impact due to an unplanned shift in the timing of wholesale shipments in the United States from the third quarter into the fourth quarter of 2021 as a result of worsening logistics disruptions in October 2021, and a 4% reduction resulting from the impacts of the Heritage Brands transaction that closed on the first day of the third quarter of 2021 and the exit from the Heritage Brands Retail business that was substantially completed in the second quarter of 2021, included the following:

•The addition of an aggregate $128 million of revenue, or a 12% increase compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments. Tommy Hilfiger International segment revenue increased 11%. Revenue in our Tommy Hilfiger North America segment increased 13%.

•The addition of an aggregate $171 million of revenue, or a 22% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments. Calvin Klein International segment revenue increased 19%. Revenue in our Calvin Klein North America segment increased 27%.

•The reduction of an aggregate $85 million of revenue, or a 36% decrease compared to the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, which included a 40% decline resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business.

Our revenue in the third quarter of 2021 reflected a 17% increase in revenue through our wholesale distribution channel, despite the 4% negative impact from an unplanned shift in the timing of wholesale shipments in the United States from the third quarter into the fourth quarter of 2021 mentioned above. Revenue through our direct-to-consumer distribution channel was flat, inclusive of a 5% reduction from the exit of the Heritage Brands Retail business. Sales through our directly operated digital commerce businesses increased 21% as compared to the prior year period on top of exceptionally strong growth in 2020. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, as a percentage of total revenue was 21%.

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

Gross profit in the third quarter of 2021 was $1.345 billion, or 57.7% of total revenue, as compared to $1.101 million, or 52.0% of total revenue, in the third quarter of the prior year. The 570 basis point increase was primarily driven by (i) more full price selling as compared to the third quarter of the prior year, (ii) the favorable impact of the weaker United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward exchange contracts 12 months in advance of the related inventory purchases, as the decreased local currency value of inventory results in lower cost of goods in local currency when the goods were sold, and (iii) the impact of the change in the revenue mix between our International and North America segments, as our International segments revenue was a larger proportion and generally carry higher gross margins. These improvements were partially offset by higher freight costs in the third quarter of 2021 than in the prior year period, including an increase of $22 million in air freight to mitigate supply chain and logistics delays.

SG&A Expenses

SG&A expenses in the third quarter of 2021 were $1.097 billion, or 47.0% of total revenue, as compared to $987 million, or 46.6% of total revenue, in the third quarter of the prior year. The 40 basis point increase was principally attributable to (i) a reduction in 2021 of pandemic-related government payroll subsidy programs in international jurisdictions, as well as rent abatements, (ii) costs incurred in connection with the Heritage Brands transaction, consisting of severance, and (iii) the impact of the change in the revenue mix between our International and North America segments, as our International segments revenue was a larger proportion and generally carry higher SG&A expenses as a percentage of total revenue, partially offset by (iv) cost savings associated with reductions in our workforce, primarily in certain international markets, and to reduce our real estate footprint and (v) the leveraging of expenses driven by the increase in revenue.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $4 million in each of the third quarters of 2021 and 2020. Please see Note 8, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Other (Gain) Loss, Net

We recorded a gain of $119 million during the third quarter of 2021 in connection with the Heritage Brands transaction. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $6 million of income in the third quarter of 2021 as compared to $4 million in the third quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, and (iv) our PVH Legwear LLC (“PVH Legwear”) joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada. Our investments in the joint ventures are being accounted for under the equity method of accounting.

Interest Expense, Net

Interest expense, net decreased to $25 million in the third quarter of 2021 from $34 million in the third quarter of the prior year, primarily due to (i) the impact of $830 million of voluntary long-term debt repayments made during the first nine months of 2021, (ii) a decrease in interest rates as compared to the prior year and (iii) the absence in 2021 of a $1 million expense recorded in the third quarter of 2020 resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition, as the measurement period ended in 2020.

Income Taxes

The effective income tax rate for the third quarter of 2021 was 20.7% compared to 21.6% in the third quarter of the prior year. The effective income tax rate for the third quarter of 2021 reflected a $73 million income tax expense recorded on $353 million of pre-tax income. The effective income tax rate for the third quarter of 2020 reflected a $19 million income tax expense recorded on $89 million of pre-tax income.

Our effective income tax rate for the third quarter of 2021 was relatively flat as compared to the United States statutory income tax rate.

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

The net loss attributable to the RNCI in PVH Ethiopia was immaterial in the third quarter of 2020. As a result of the amendments to the capital structure of PVH Ethiopia, we no longer attribute any net income or loss in PVH Ethiopia to an RNCI. We closed the manufacturing facility subsequent to the end of the third quarter of 2021. The closure will not have a material impact on our consolidated financial statements.

Thirty-Nine Weeks Ended October 31, 2021 Compared With Thirty-Nine Weeks Ended November 1, 2020

Total Revenue

Total revenue in the thirty-nine weeks ended October 31, 2021 was $6.725 billion as compared to $5.043 billion in the thirty-nine week period of the prior year. Virtually all of our retail stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020 but had reopened in June 2020 and were operating at significantly reduced capacity for the remainder of the prior year period. Pandemic-related pressures on our retail stores continued during the thirty-nine weeks ended October 31, 2021, although to a lesser extent than in the prior year period, with a significant percentage of our stores in Europe, Canada and Japan temporarily closed for varying periods of time throughout the first half of 2021 and the majority of our stores in Australia closed temporarily during the third quarter of 2021. The increase in revenue of $1.682 billion, or 33%, reflected:

•The addition of an aggregate $867 million of revenue, or a 34% increase compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a positive impact of $124 million, or 5%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 37% (including a 6% positive foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 26% (including a 1% positive foreign currency impact).

•The addition of an aggregate $811 million of revenue, or a 44% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a positive impact of $87 million, or 5%, related to foreign currency translation. Calvin Klein International segment revenue increased 45% (including a 7% positive foreign currency impact). Revenue in our Calvin Klein North America segment increased 41% (including a 1% positive foreign currency impact).

•The addition of an aggregate $4 million of revenue, or a 1% increase compared to the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, which included a 19% decline resulting from (i) the Heritage Brands transaction that closed on the first day of the third quarter of 2021, (ii) the exit from the Heritage Brands Retail business, which was substantially completed in the second quarter of 2021, and (iii) the April 2020 closing of the Speedo transaction.

Our revenue in the thirty-nine weeks ended October 31, 2021 reflected a 44% increase in revenue through our wholesale distribution channel and a 21% increase in revenue through our direct-to-consumer distribution channel, which included a 23% increase in sales through our directly operated digital commerce businesses. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, as a percentage of total revenue was approximately 23%.

We currently expect that revenue for the fourth quarter of 2021 will continue to be impacted by the COVID-19 pandemic and related supply chain and logistics disruptions. Supply chain and logistics disruptions have resulted in, and could continue to result in, delivery delays to our wholesale customers and delayed inventory availability for our stores and digital commerce businesses. While our international businesses have exceeded and are expected to continue to exceed 2019 pre-pandemic revenue levels in the fourth quarter of 2021, our North America businesses are expected to remain challenged, as international tourism, which is the source of a significant portion of regional revenue, is not expected to return to any significant level despite the recent lessening of travel restrictions to the United States from certain countries. We currently expect revenue growth through our digital channels will be less pronounced in the fourth quarter of 2021 as compared to the first nine months of 2021, as traffic returns to our brick and mortar stores, which are expected to be substantially reopened, although our digital penetration as a percentage of total revenue is expected to remain consistent. We currently expect total revenue for the full year 2021 to increase 27% to 28% compared to 2020, inclusive of a positive impact of approximately 2% related to foreign currency translation, and expect revenue to increase 11% to 14% in the fourth quarter of 2021, inclusive of a negative impact of approximately 5% related to foreign currency translation. There continues to be uncertainty with respect to the impact of the pandemic, including the new variant, and pandemic-related supply chain and logistics disruptions on our business, and the businesses of our licensees and other business partners. As such, our revenue may be subject to significant material change.

Gross Profit

Gross profit in the thirty-nine weeks ended October 31, 2021 was $3.908 billion, or 58.1% of total revenue, as compared to $2.651 billion, or 52.6% of total revenue, in the thirty-nine week period of the prior year. The 550 basis point gross margin increase was primarily driven by (i) more full price selling as compared to the prior year period, (ii) the favorable impact of the weaker United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward exchange contracts 12 months in advance of the related inventory purchases, as the decreased local currency value of inventory results in lower cost of goods in local currency when the goods were sold, and (iii) the impact of a change in the revenue mix between our International and North America segments, as our International segments revenue was a larger proportion and generally carry higher gross margins. These improvements were partially offset by higher freight costs in the nine months ended October 31, 2021 than in the prior year period, including an increase of $22 million in air freight in the third quarter to mitigate supply chain and logistics delays.

We currently expect that gross margin for the fourth quarter of 2021 will be in line with the second and third quarters of 2021 and will realize improvements as compared to 2020, primarily due to (i) more full price selling and a significant reduction in the level of inventory liquidation as compared to 2020, (ii) the favorable impact of the weaker United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward exchange contracts 12 months in advance of the related inventory purchases, as the decreased local currency value of inventory results in lower cost of goods in local currency when the goods are sold, and (iii) the impact of a change in the revenue mix between our International and North America segments as compared to the prior year as our International segments revenue has been, and is expected to continue to be, a larger proportion in 2021 than in 2020 and generally carry higher gross margins. These improvements are expected to be partially offset by higher freight costs, including an increase of approximately $20 million in air freight, that we expect to incur in the fourth quarter of 2021 to mitigate anticipated supply chain and logistics delays.

SG&A Expenses

SG&A expenses in the thirty-nine weeks ended October 31, 2021 were $3.199 billion, or 47.6% of total revenue, as compared to $2.809 billion, or 55.7% of total revenue, in the thirty-nine week period of the prior year. The significant basis point decrease was principally attributable to the leveraging of expenses driven by the increase in revenue. Also impacting the decrease were (i) cost savings resulting from the North America workforce reduction, (ii) the absence in 2021 of accounts receivable losses recorded in the thirty-nine weeks ended November 1, 2020 as a result of the COVID-19 pandemic, and (iii) the absence in 2021 of noncash store asset impairments recorded in the thirty-nine week period of the prior year resulting from the impacts of the pandemic on our business. These decreases were partially offset by (i) a reduction in 2021 of pandemic-related government payroll subsidy programs in international jurisdictions, as well as rent abatements, (ii) the absence in 2021 of temporary cost savings initiatives implemented in April 2020 in response to the pandemic, including temporary furloughs, and salary and incentive compensation reductions, (iii) the net impact of one-time costs associated with reductions in our workforce, primarily in certain international markets, and to reduce our real estate footprint, less the associated savings related to these actions and (iv) the impact of the change in the revenue mix between our International and North America segments, as our International segments revenue was a larger proportion and generally carry higher SG&A expenses as percentages of total revenue.

We currently expect that SG&A expenses as a percentage of revenue for the fourth quarter of 2021 will decrease compared to 2020, primarily as a result of the leveraging of expenses driven by the increase in revenue. However, the increase in revenue we experienced in the first nine months of 2021was greater than the increase in revenue we expect for the fourth quarter of 2021, as virtually all of our retail stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020, but had reopened in June 2020. As such, we currently expect the leveraging of expenses to be less pronounced in the fourth quarter of 2021 as compared to the first nine months of 2021. Also impacting the decrease in SG&A expenses as a percentage of revenue for the fourth quarter of 2021 as compared to prior year are: (i) the absence in the fourth quarter of 2021 of noncash store asset impairments recorded in 2020 resulting from the continued negative impacts of the pandemic on our business and the impact of the shift in consumer buying trends from brick and mortar stores to digital channels, and (ii) the absence in the fourth quarter of 2021 of costs incurred in 2020 in connection with the exit from our Heritage Brands Retail business, as well as (iii) savings in 2021 associated with reductions in our workforce, primarily in certain international markets, and in our real estate footprint. These decreases are expected to be partially offset by (i) planned increases in marketing and other investments as compared to 2020 and the first nine months of 2021, which we planned in the second half of the year to coincide with when we expected our stores to be mostly opened, (ii) a reduction in 2021 of pandemic-related government payroll subsidy programs, as well as rent abatements, and (iii) the impact of the change in the revenue mix between our International and North America segments, as our International segments revenue is expected to be a larger proportion in the fourth quarter of 2021 than in 2020, and generally carry higher SG&A expenses as percentages of total revenue.

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

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $11 million in the thirty-nine weeks ended October 31, 2021 as compared to $8 million in the thirty-nine week period of the prior year.

Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for the full year 2021 will be approximately $16 million. However, our expectation of 2021 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets due, in part, to the impact of the COVID-19 pandemic, including the new variant, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2021. We may incur a significant actuarial gain or loss in 2021 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference in the actual and expected return on plan assets. As such, our actual 2021 non-service related pension and postretirement income may be significantly different than our projections. Non-service related pension and postretirement income was $76 million in 2020, and included a $65 million actuarial gain on our retirement plans recorded in the fourth quarter.

Other (Gain) Loss, Net

We recorded a gain of $119 million during the thirty-nine weeks ended October 31, 2021 in connection with the Heritage Brands transaction.

We recorded a noncash net loss of $3 million during the thirty-nine weeks ended November 1, 2020 in connection with the Speedo transaction.

Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of these transactions.

Equity in Net Income (Loss) of Unconsolidated Affiliates

The equity in net income (loss) of unconsolidated affiliates was $14 million of income in the thirty-nine weeks ended October 31, 2021 as compared to a loss of $(10) million in the thirty-nine week period of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada. The thirty-nine weeks ended November 1, 2020 also included a $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to the Consolidated Financial Statements included in Part I, Item I of this report for further discussion of our investment in Karl Lagerfeld. The equity in net income (loss) for the thirty-nine weeks ended October 31, 2021 increased as compared to the prior year period due, in part, to the absence in 2021 of the $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld recorded in 2020. In addition, the equity in net income (loss) for the current year period reflects an increase in income on our continuing investments compared to the prior year as the prior year period was negatively impacted by the effects of the COVID-19 pandemic on our unconsolidated affiliates’ businesses. Our investments in the joint ventures are being accounted for under the equity method of accounting.

The equity in net income (loss) of unconsolidated affiliates for the full year 2021 is currently expected to be approximately $18 million of income as compared to a loss of $(5) million in the prior year period, primarily due to the absence in 2021 of the $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld recorded in the first quarter of 2020, as well as an increase in the income on our continuing investments. We expect the income on our continuing investments to be relatively flat in the fourth quarter of 2021 as compared to the prior year period.

Interest Expense, Net

Interest expense, net decreased to $80 million in the thirty-nine weeks ended October 31, 2021 from $87 million in the thirty-nine week period of the prior year, primarily due to (i) the net impact of $830 million of voluntary long-term debt repayments made during the first nine months of 2021 and the issuances in April 2020 of an additional €175 million principal amount of 3 5/8% senior unsecured notes due 2024 and in July 2020 of $500 million principal amount of 4 5/8% senior unsecured notes due 2025, and (ii) a decrease in interest rates as compared to the prior year.

Interest expense, net for the fourth quarter and full year 2021 is currently expected to be approximately $25 million and approximately $105 million, respectively, a decrease compared to $34 million and $121 million, respectively, in 2020. The decrease is primarily due to (i) the impact of the $830 million of voluntary long-term repayments made during the first nine months of 2021, (ii) a decrease in interest rates as compared to the prior year and (iii) the absence in 2021 of a $3 million and

$5 million expense recorded in the fourth quarter and full year 2020, respectively, resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition, as the measurement period ended in 2020, partially offset by (iv) the full year impact in 2021 of the issuance of senior unsecured notes in April 2020 and July 2020.

Income Taxes

The effective income tax rate for the thirty-nine weeks ended October 31, 2021 was 27.4% compared to 8.9% in the thirty-nine week period of the prior year. The effective income tax rate for the thirty-nine weeks ended October 31, 2021 reflected a $212 million income tax expense recorded on $773 million of pre-tax income. The effective income tax rate for the thirty-nine weeks ended November 1, 2020 reflected a $(105) million income tax benefit recorded on $(1.185) billion of pre-tax losses.

Our effective income tax rate for the thirty-nine weeks ended October 31, 2021 was higher than the United States statutory income tax rate primarily due to the tax effects of GILTI and the mix of foreign and domestic pre-tax results.

Our effective income tax benefit rate for the thirty-nine weeks ended November 1, 2020 was lower than the United States statutory income tax rate primarily due to (i) the impact of the $879 million of pre-tax goodwill impairment charges recorded during the first quarter of 2020, which were mostly non-deductible and factored into our annualized effective income tax rate, and resulted in a 13.3% decrease in our effective income tax rate, (ii) the tax effects of GILTI and (iii) the mix of foreign and domestic pre-tax results, partially offset by (iv) the benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in an increase to our effective income tax rate of 2.0%.

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings are in international jurisdictions, particularly in the Netherlands and Hong Kong SAR, where income tax rates, coupled with special rates levied on income from certain of our jurisdictional activities, are lower than the United States statutory income tax rate.

We currently expect that our effective income tax rate for the fourth quarter of 2021 will be in a range of (190)% to (230)%. We currently expect that our effective income tax rate for the full year 2021 will be in a range of 7.5% to 8.5%. Our expectation that our effective income tax rates for the fourth quarter and full year 2021 will be lower than the United States statutory income tax rate is principally due to the overall benefit of certain discrete items, including (i) an estimated benefit resulting from a tax accounting method change made in conjunction with our 2020 United States federal income tax return that provides additional tax benefits in our foreign tax provision and (ii) the favorable impact on certain liabilities for uncertain tax positions. There continues to be uncertainty with respect to the impact of the pandemic, including the new variant, on our business and results of operations, which could affect our current expectation of our effective income tax rates for the fourth quarter and full year 2021.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions and new regulations, as well as audits by tax authorities and the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

RNCI

The net loss attributable to the RNCI was immaterial in the thirty-nine weeks ended October 31, 2021 and November 1, 2020. We, together with Arvind, amended, effective May 31, 2021, the capital structure of PVH Ethiopia and we now solely manage and effectively own all economic interests in the joint venture. As a result of the amendments to the capital structure of PVH Ethiopia, we no longer attribute any net income or loss in PVH Ethiopia to an RNCI in future reporting periods. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Update

The COVID-19 pandemic had a significant impact on our business, results of operations, financial condition and cash flows in 2020. Given the unprecedented effects of the pandemic on our business, we took certain actions to improve our financial position in 2020, including the issuance in April 2020 of an additional €175 million principal amount of 3 5/8% senior unsecured notes due 2024 and in July 2020 of $500 million principal amount of 4 5/8% senior unsecured notes due 2025, as well as focused management of our working capital, with particular focus on our inventory levels, among others. We ended 2020 with $1.7 billion of cash on hand, which allowed us to make $830 million of voluntary long-term debt repayments during the thirty-nine weeks ended October 31, 2021, exceeding the incremental amount we borrowed during 2020. We currently expect to make additional voluntary long-term debt repayments of approximately $200 million in the fourth quarter of 2021 to repay the outstanding principal balance under our United States dollar-denominated Term Loan A facility.

We had also obtained a waiver in June 2020 of the leverage and interest coverage ratios under our senior unsecured credit facilities (referred to as the “June 2020 Amendment”). During the relief period (as defined in the June 2020 Amendment), the applicable margin for these facilities was increased 0.25% and we were not permitted to declare or pay dividends on our common stock or make share repurchases under our stock repurchase program, among other things. However, effective June 10, 2021, we terminated early this relief period and we now are permitted to resume share repurchases and payment of dividends on our common stock at the discretion of the Board of Directors (as discussed below in the section entitled “2019 Senior Unsecured Credit Facilities”). We resumed share repurchases and reinstated dividends on our common stock during the third quarter of 2021. Please see the sections entitled “Acquisition of Treasury Shares” and “Dividends” below for further discussion.

We ended the third quarter of 2021 with $1.3 billion of cash on hand and approximately $1.5 billion of borrowing capacity available under our various debt facilities.

Cash Flow Summary and Trends

Cash and cash equivalents at October 31, 2021 was $1.299 billion, a decrease of $353 million from the $1.651 billion at January 31, 2021. The change in cash and cash equivalents included the impact of (i) $830 million of voluntary long-term debt repayments, (ii) $216 million of net proceeds in connection with the closing of the Heritage transaction in the third quarter of 2021, and (iii) $144 million of completed common stock repurchases under the stock repurchase program. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases.

Cash flow for the full year 2021 will be impacted by various factors in addition to those noted above and below in this “Liquidity and Capital Resources” section, including (i) approximately $1.030 billion of expected voluntary long-term debt repayments, including the $830 million of voluntary repayments made during the thirty-nine weeks ended October 31, 2021, (ii) expected common stock repurchases under the stock repurchase program of approximately $350 million, including the $144 million of common stock repurchases completed during the thirty-nine weeks ended October 31, 2021, and (iii) the $216 million of net proceeds in connection with the closing of the Heritage transaction in the third quarter of 2021. There continues to be uncertainty with respect to the impacts of the COVID-19 pandemic, including the new variant, and pandemic-related supply chain and logistics disruptions. Our cash flows may be subject to material significant change, including as a result of increased in-transit inventory levels or significant production delays and other working capital changes that we may experience as a result of the pandemic and related supply chain and logistics disruptions.

As of October 31, 2021, $953 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $583 million in the thirty-nine weeks ended October 31, 2021 compared to $427 million in the thirty-nine weeks ended November 1, 2020. The increase in cash provided by operating activities as compared to the prior year period was primarily driven by a significant increase in net income (loss) as adjusted for noncash charges, partially offset by changes in our working capital, including (i) an increase in trade receivables, primarily driven by a significant increase in our wholesale revenue, (ii) an increase in inventories during the current period, primarily due to the planned increase in revenue in the fourth quarter of 2021, and (iii) a decrease in accounts payable, primarily due to the temporary extension of vendor payment terms in the prior year period. Our cash flows from operations in the thirty-nine weeks ended November 1, 2020 were significantly impacted by widespread temporary store closures and other significant adverse impacts of the COVID-19 pandemic on our business. In an effort to mitigate the impacts of the pandemic, we have been and continue to be focused on working capital management. For the thirty-nine weeks ended November 1, 2020, we were particularly focused on tightly managing inventories, which included reducing and cancelling inventory commitments, increasing promotional selling, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities in our consolidated statements of cash flows. We have been informed by the third party administrators of the SCF program that suppliers had elected to sell approximately $435 million of our payment obligations that were outstanding as of October 31, 2021 to financial institutions and approximately $1.2 billion had been settled through the program during the thirty-nine weeks ended October 31, 2021.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended October 31, 2021 were $171 million compared to $159 million in the thirty-nine weeks ended November 1, 2020. We currently expect that capital expenditures for the full year 2021 will be approximately $300 million as compared to $227 million in 2020 and will include continued investments in (i) platforms and systems worldwide, including our digital commerce platforms, and (ii) enhancements to our warehouse and distribution network.

Investments in Unconsolidated Affiliates

We received dividends of $19 million from our investments in unconsolidated affiliates during the thirty-nine weeks ended October 31, 2021. These dividends are included in our net cash provided by operating activities in our Consolidated Statement of Cash Flows for the period.

We made a payment of $2 million to our PVH Legwear joint venture during the thirty-nine weeks ended November 1, 2020 to contribute our share of the joint venture funding. This payment is included in our net cash provided by investing activities in our Consolidated Statement of Cash Flows for the period.

Speedo Transaction

We completed the sale of our Speedo North America business to Pentland in April 2020 for net proceeds of $169 million. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Heritage Brands Transaction

We completed the sale of certain of our heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business, to ABG and other parties on August 2, 2021 for net proceeds of $216 million, of which $223 million of gross proceeds were presented as investing cash flows and $7 million of transaction costs were presented as operating cash flows in the Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 31, 2021. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Mandatorily Redeemable Non-Controlling Interest

The Australia acquisition agreement provided for key executives of Gazal and PVH Australia to exchange a portion of their interests in Gazal for approximately 6% of the outstanding shares of our previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. We were obligated to purchase this 6% interest within two years of the acquisition closing in two tranches. The purchase price for the tranche 1 and tranche 2 shares was based on a multiple of the subsidiary’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) less net debt as of the end of the applicable measurement year, and the multiple varied depending on the level of EBITDA compared to a target.

We purchased tranche 1 (50% of the shares) for $17 million in June 2020 and tranche 2 (the remaining 50% of the shares) for $24 million in June 2021 based on exchange rates in effect on the applicable payment dates. We presented these payments within the Consolidated Statements of Cash Flows as follows: (i) $13 million and $15 million as financing cash flows for the thirty-nine weeks ended November 1, 2020 and October 31, 2021, respectively, which represented the initial fair values of the liabilities for the tranche 1 and tranche 2 shares, respectively, recognized on the acquisition date, and (ii) $5 million and $9 million as operating cash flows for the thirty-nine weeks ended November 1, 2020 and October 31, 2021, respectively, for the tranche 1 and tranche 2 shares, respectively, attributable to interest. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Dividends

We suspended our dividends following the $3 million payment of a $0.0375 per share dividend on our common stock on March 31, 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of the June 2020 Amendment, we were not permitted to declare or pay dividends during the relief period (as defined below). However, effective June 10, 2021, the relief period was terminated and we now are permitted to declare and pay dividends on our common stock at the discretion of the Board of Directors. Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion.

We declared a $0.0375 per share dividend on our common stock in the third quarter of 2021 to be paid in the fourth quarter of 2021. We currently project that cash dividends paid on our common stock in the fourth quarter of 2021 will be approximately $3 million based on the number of shares of our common stock outstanding as of October 31, 2021, our estimate of stock to be issued during the full year 2021 under our stock incentive plans and our estimate of stock repurchases for the remainder of 2021.

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

We suspended share repurchases under the stock repurchase program beginning in March 2020, following the purchase of 1.4 million shares in open market transactions for $111 million completed earlier in the first quarter of 2020, in response to the impacts of the COVID-19 pandemic on our business. Purchases of $500,000 that were accrued for in our Consolidated Balance Sheet as of February 2, 2020 were also paid in the first quarter of 2020. In addition, under the terms of the June 2020 Amendment, we were not permitted to make share repurchases during the relief period (as defined below). However, effective

June 10, 2021, the relief period was terminated and we now are permitted to resume share repurchases at management’s discretion. Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion.

During the thirteen weeks ended October 31, 2021, we purchased 1.4 million shares of our common stock under the program in open market transactions for $149 million. Purchases of $4 million were accrued for in our Consolidated Balance Sheet as of October 31, 2021. As of October 31, 2021, the repurchased shares were held as treasury stock and $424 million of the authorization remained available for future share repurchases.

We currently expect common stock repurchases under the stock repurchase program of approximately $350 million for the full year 2021.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	10/31/21	1/31/21	11/1/20
Short-term borrowings	$28	$—	$21
Current portion of long-term debt	33	41	23
Finance lease obligations	13	13	15
Long-term debt	2,605	3,514	3,464
Stockholders’ equity	5,172	4,730	4,676

In addition, we had $1.299 billion, $1.651 billion and $1.460 billion of cash and cash equivalents as of October 31, 2021, January 31, 2021 and November 1, 2020, respectively.

Short-Term Borrowings

We had $28 million of borrowings outstanding under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies as of October 31, 2021. The weighted average interest rate on funds borrowed as of October 31, 2021 was 0.31%. These facilities provided for borrowings of up to $213 million based on exchange rates in effect on October 31, 2021 and are utilized primarily to fund working capital needs. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended October 31, 2021 was $41 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, we replaced our 364-day $275 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021 (the “2020 facility”), with a new 364-day $275 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility will mature on April 27, 2022. We paid approximately $800,000 of debt issuance costs in connection with the transaction. We had no borrowings outstanding under these facilities during the thirty-nine weeks ended October 31, 2021.

The borrowings under the 2021 facility bear interest at variable rates calculated in a manner consistent with the 2020 facility. The current applicable margin with respect to the borrowings as of October 31, 2021 was 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate loans. The applicable margin for borrowings is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

The 2021 facility is subject to other terms and conditions and financial and non-financial covenants consistent with the 2020 facility. Please see Note 8, “Debt,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2021 for further discussion of the 2020 facility.

Finance Lease Liabilities

Our cash payments for finance lease liabilities totaled $4 million in each of the thirty-nine weeks ended October 31, 2021 and November 1, 2020.

2019 Senior Unsecured Credit Facilities

We have senior unsecured credit facilities due April 29, 2024 (as amended, the “2019 facilities”) that consist of a $1.093 billion United States dollar-denominated Term Loan A facility (the “USD TLA facility”), a €500 million euro-denominated Term Loan A facility (the “Euro TLA facility” and together with the USD TLA facility, the “TLA facilities”) and senior unsecured revolving credit facilities consisting of (i) a $675 million United States dollar-denominated revolving credit facility, (ii) a CAD $70 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200 million euro-denominated revolving credit facility available in euro, Australian dollars and other agreed foreign currencies and (iv) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. Borrowings under the 2019 facilities bear interest at variable rates calculated in the manner set forth in the terms of the 2019 facilities.

We made payments totaling $844 million and $11 million on our term loans under the 2019 facilities during the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively, and we expect to make long-term debt repayments of approximately $207 million during the fourth quarter of 2021.

We had loans outstanding of $743 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, no borrowings outstanding under the senior unsecured revolving credit facilities and $15 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of October 31, 2021.

The current applicable margin with respect to the TLA facilities and each revolving credit facility as of October 31, 2021 was 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for the outstanding notional amount, our exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the thirty-nine weeks ended October 31, 2021 and/or November 1, 2020:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of October 31, 2021		Fixed Rate	Expiration Date
March 2020	February 2021	$50	$50		0.562%	February 2023
February 2020	February 2021	50	50		1.1625%	February 2023
February 2020	February 2020	50	—	(1)	1.2575%	February 2023
August 2019	February 2020	50	50		1.1975%	February 2022
June 2019	February 2020	50	—	(1)	1.409%	February 2022
June 2019	June 2019	50	—		1.719%	July 2021
January 2019	February 2020	50	—		2.4187%	February 2021
November 2018	February 2019	139	—		2.8645%	February 2021
October 2018	February 2019	116	—		2.9975%	February 2021
June 2018	August 2018	50	—		2.6825%	February 2021
June 2017	February 2018	306	—		1.566%	February 2020

(1) We terminated early the June 2019 and February 2020 interest rate swap agreements due to expire in February 2022 and February 2023, respectively, in connection with the $130 million voluntary long-term debt repayment made during the third quarter of 2021. Please see Note 11, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Our 2019 facilities require us to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. A breach of any of these operating or financial covenants would result in a default under the 2019 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of our other debt. Given the disruption to our business caused by the COVID-19 pandemic and to ensure financial flexibility, we amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate was delivered for the second quarter of 2021 (the “relief period”) unless we elected earlier to terminate the relief period and satisfied the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provided for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments required that we suspend payments of dividends on our common stock and purchases of shares under our stock repurchase program during the relief period. The June 2020 Amendment also provided that during the relief period the applicable margin would be increased 0.25%. In addition, under the June 2020 Amendment, in the event there was a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) we would have been required to cause each of our wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2019 facilities and (ii) we and each subsidiary guarantor would have been required to grant liens in favor of the collateral agent on substantially all of our respective assets (subject to customary exceptions). We terminated early, effective June 10, 2021, this temporary relief period and, as a result, the various provisions in the June 2020 Amendment described above are no longer in effect. Following the termination of the relief period, we are now required to maintain a minimum interest coverage ratio and a maximum net leverage ratio, calculated in the manner set forth in the terms of the 2019 facilities. As of October 31, 2021, we were in compliance with all applicable financial and non-financial covenants under these facilities.

We expect to maintain compliance with the financial covenants under the 2019 facilities based on our current forecasts. If our earnings and operating cash flows do not recover as currently estimated by us as a result of the impacts of the COVID-19 pandemic, including the new variant, there can be no assurance that we will be able to maintain compliance with our financial covenants in the future. There can be no assurance that we would be able to obtain future waivers in a timely manner, on terms acceptable to us, or at all. If we were not able to maintain compliance or obtain a future covenant waiver under the 2019 facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facilities.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of October 31, 2021, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of October 31, 2021, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2021. During the thirty-nine weeks ended October 31, 2021, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 31, 2021.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of October 31, 2021 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of October 31, 2021. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. The potential for a significant decrease in short-term interest rates is low due to the currently low rates of return we are receiving on our cash and cash equivalents and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at October 31, 2021, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $1.3 million annually. Borrowings under the 2019 facilities and 2021 facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2019 facilities and 2021 facility expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of October 31, 2021, after taking into account the effect of our interest rate swap agreements that were in effect as of such date, approximately 75% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our long-term debt position at October 31, 2021, the effect of a 10 basis point change in interest rates on our variable interest expense would be approximately $50,000 annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

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

We currently expect our 2021 revenue and net income to increase by approximately $120 million and $20 million, respectively, due to the impact of foreign currency translation.

During the thirty-nine weeks ended October 31, 2021, we recognized unfavorable foreign currency translation adjustments of $121 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 4% since January 31, 2021. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 38% of our $6.3 billion total goodwill and other intangible assets as of October 31, 2021. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward exchange contracts outstanding at October 31, 2021, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $105 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are currently undertaking a major multi-year SAP S/4 implementation to upgrade our platforms and systems worldwide. The implementation is occurring in phases over multiple years. We successfully launched the Global Finance functionality on the SAP S/4 platform in Asia and North America in the first quarter of 2020 and the commercial functionality on the SAP S/4 platform for certain businesses in North America in the third quarter of 2021.

As a result of this multi-year implementation, we have made certain changes to our processes and procedures, including as a result of the functionality launched to date, which have resulted in changes to our internal control over financial reporting. However, these changes were not material. We expect to continue to make changes as we launch the commercial functionality for additional businesses in future periods. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting for material changes as processes and procedures in the affected areas evolve. For a discussion of risks related to the implementation of new systems and hardware, please refer to our Information Technology risk factor “We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2021.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to certain litigations which, in management’s judgment based, in part, on the opinions of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of October 31, 2021.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
August 2, 2021 -
August 29, 2021	379,519	$108.94	374,976	$531,742,218
August 30, 2021 -
October 3, 2021	529,957	110.08	500,839	476,573,972
October 4, 2021 -
October 31, 2021	489,448	108.85	483,950	423,881,123
Total	1,398,924	$109.34	1,359,765	$423,881,123

(1) The PVH Corp. Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. We suspended share repurchases under our stock repurchase program beginning in March 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, we entered into an amendment to our senior unsecured credit facilities in June 2020, under which share repurchases were not permitted until after the relief period. However, effective June 10, 2021, the relief period was terminated and we now are permitted to resume share repurchases.

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2021 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of James W. Holmes, Executive Vice President, Interim Chief Financial Officer and Controller, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of James W. Holmes, Executive Vice President, Interim Chief Financial Officer and Controller, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PVH CORP.
Registrant

Dated:	December 8, 2021	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President, Interim Chief Financial Officer and Controller (Interim Principal Financial Officer and the Principal Accounting Officer)