Form 10-K
period 2022-01-30
PVH CORP. /DE/
filed 2022-03-30
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number	001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 1, 2021 (the last business day of the registrant’s most recently completed second quarter) was $7,462,751,957.
    Number of shares of Common Stock outstanding as of March 14, 2022: 68,006,957

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2022	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the workforce reductions in North America and certain international markets, the reductions in our office and store real estate footprint, and our sale of certain intellectual property and other assets of, and exiting from, our Heritage Brands business to focus on our Calvin Klein and Tommy Hilfiger businesses, all as previously announced; (iii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iv) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, (including inflationary pressures like those currently being seen globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, consumer sentiment and other factors; (v) our ability to manage our growth and inventory; (vi) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vii) the availability and cost of raw materials; (viii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (ix) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Patrol; (x) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores or our stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that has led to temporary cessation of our business and those of many business partners in Ukraine, Russia and Belarus; (xi) disease epidemics and health-related concerns, such as the ongoing COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, has resulted in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result (or, with respect to the COVID-19 pandemic, could continue to result) in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy, may not be achieved or may be perceived to be disingenuous, which could diminish consumer trust in our brands, as well as our brands value; (xiii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xiv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xv) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvi) the impact of new and revised tax legislation and regulations; and (xvii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PVH Corp.
Form 10-K
For the Year Ended January 30, 2022

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2021 year commenced on February 1, 2021 and ended on January 30, 2022; our 2020 year commenced on February 3, 2020 and ended on January 31, 2021; and our 2019 year commenced on February 4, 2019 and ended on February 2, 2020.

References to the brand names TOMMY HILFIGER, TOMMY JEANS, Calvin Klein, CK Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear, Calvin Klein Performance, Warner’s, Olga and True&Co., which are owned, Van Heusen, IZOD, ARROW and Geoffrey Beene, which we owned through the second quarter of 2021 and now license back for certain product categories, and to other brand names owned by us or licensed to us by third parties in this report, are to registered and common law trademarks and are identified by italicizing the brand name.

Company Information

We were incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881. Our principal executive offices are located at 285 Madison Avenue, New York, New York 10017; our telephone number is (212) 381-3500.

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

Company Overview

We are one of the largest global apparel companies in the world. We have approximately 31,000 associates operating in more than 40 countries and generated $9.2 billion, $7.1 billion and $9.9 billion in revenues in 2021, 2020 and 2019, respectively. Our business was significantly negatively impacted by the COVID-19 pandemic during 2020, resulting in an unprecedented material decline in revenue. Revenue in 2021 continued to be negatively impacted by the pandemic and related supply chain disruptions, although to a much lesser extent than in 2020.

We manage a portfolio of iconic brands, including TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen, IZOD, ARROW and Geoffrey Beene, which we owned through the second quarter of 2021 and now license back for certain product categories, and other licensed brands. We refer to our owned and licensed trademarks, other than TOMMY HILFIGER and Calvin Klein, as our “heritage brands” and the businesses we operate under the heritage brands trademarks as our Heritage Brands business. We entered into a definitive agreement in the second quarter of 2021 to sell certain of our brands, including Van Heusen, IZOD, ARROW, and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business, to Authentic Brands Group (“ABG”) and other parties (the “Heritage Brands transaction”). We completed the sale on August 2, 2021 (the first day of the third quarter of 2021).

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

Our directly operated businesses in North America during 2021 consisted principally of (i) wholesale sales under our TOMMY HILFIGER, Calvin Klein and heritage brands trademarks; (ii) the operation of digital commerce sites under our TOMMY HILFIGER and Calvin Klein trademarks; and (iii) the operation of retail stores, principally in premium outlet centers, under our TOMMY HILFIGER and Calvin Klein trademarks. We announced in 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape, including the exit from our Heritage Brands Retail business, which consisted of 162 directly operated stores in North America. We completed the exit from the business in 2021. Our directly operated businesses outside of North America consisted principally of (i) our wholesale and retail sales in Europe and the Asia-Pacific region under our TOMMY HILFIGER trademarks; (ii) our wholesale and retail sales in Europe, the Asia-Pacific region and Latin America under our Calvin Klein trademarks; and (iii) the operation of digital commerce sites in Europe, the Asia-Pacific region and Latin America, under the TOMMY HILFIGER and Calvin Klein trademarks. Our licensing activities principally related to the licensing worldwide of our TOMMY HILFIGER and Calvin Klein trademarks for a broad array of product categories and for use in numerous discrete jurisdictions.

We have evolved from our 1881 roots to become a global company with a portfolio of iconic brands through a combination of transformative acquisitions and by successfully growing our brands globally across all channels of distribution. Our key acquisitions include the acquisition of Calvin Klein, Inc. and certain affiliated companies (“Calvin Klein”) in February 2003 (the “Calvin Klein acquisition”), the acquisition of Tommy Hilfiger B.V. and certain affiliated companies (“Tommy Hilfiger”) in May 2010 (the “Tommy Hilfiger acquisition”), and the acquisition of The Warnaco Group, Inc. and its subsidiaries (“Warnaco”) in February 2013 (the “Warnaco acquisition”). We also have acquired several regional licensed businesses and will continue to explore strategic acquisitions of licensed businesses, trademarks and companies that we believe are additive to our overall business.

We licensed Speedo for North America and the Caribbean until April 6, 2020, on which date we sold the Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand. Upon the closing of the transaction, we deconsolidated the net assets of the Speedo North America business and no longer licensed the Speedo trademark.

We completed the acquisition of the Tommy Hilfiger retail business in Central and Southeast Asia from our previous licensee in that market (the “TH CSAP acquisition”) in July 2019 and now operate directly the Tommy Hilfiger retail business in the Central and Southeast Asia market.

We completed the acquisition of the approximately 78% ownership interests in Gazal Corporation Limited (“Gazal”) that we did not already own (the “Australia acquisition”) in May 2019. Prior to the closing, we, along with Gazal, jointly owned and managed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), which licensed and operated businesses in Australia, New Zealand and other parts of Oceania under the TOMMY HILFIGER, Calvin Klein and Van Heusen brands, along with other owned and licensed brands. PVH Australia came under our full control as a result of the Australia acquisition and we now operate directly those businesses.

We aggregate our reportable segments for purposes of discussion in this Report into three main businesses: (i) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; (ii) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments; and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale and, through the second quarter of 2021, Heritage Brands Retail segments. We announced in 2020 a plan to exit our Heritage Brands Retail business, which was completed in 2021. Our Heritage Brands Retail segment has ceased operations. Note 20, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income (loss) before interest and taxes, assets, depreciation and amortization, and capital expenditures related to each segment, as well as information regarding our revenue generated by distribution channel and based on geographic location, and the geographic locations where our net property, plant and equipment is held.

We generated revenue of $9.2 billion, $7.1 billion and $9.9 billion in 2021, 2020 and 2019 respectively. Over 60% of our revenue in 2021 and 2020, and over 50% of our revenue in 2019, was generated outside of the United States. Our iconic brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue during 2021, and over 85% of our revenue during each of 2020 and 2019. Our business was significantly negatively impacted by the COVID-19 pandemic during 2020, resulting in an unprecedented material decline in revenue. Revenue in 2021 continued to be negatively impacted by the pandemic, although to a much lesser extent than in 2020. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for further discussion.

Tommy Hilfiger Business Overview

TOMMY HILFIGER is one of the world’s most recognized premium lifestyle brands, uplifting and inspiring consumers since 1985. The brand creates iconic style, which comes alive at the intersection of the classic and the new, co-created with people who are shaping culture around the world. TOMMY HILFIGER celebrates the essence of classic American style with a modern twist. Founder Tommy Hilfiger remains our Principal Designer and provides leadership and direction for the design process. Global retail sales of products sold under the TOMMY HILFIGER brands, including sales by our licensees, were approximately $9.3 billion in 2021. Our Tommy Hilfiger business markets its products under several brands in order to fully capitalize on its global appeal, as each brand varies in terms of price point, product offerings, demographic group or distribution channel.

The TOMMY HILFIGER brands consist of TOMMY HILFIGER and TOMMY JEANS. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on tommy.com, and principally consist of men’s, women’s and kids’ sportswear, denim, underwear, swimwear, accessories and footwear. The products sold under the brands include those produced under licenses with third parties for a broad range of lifestyle products, including footwear and accessories, eyewear, watches and jewelry, as well as for certain territories.

Tommy Hilfiger’s global marketing and communications strategy is to build a consumer-centric, go-to-market strategy that maintains the brands’ momentum, driving awareness, consistency and relevancy across product lines and regions. We engage consumers through comprehensive 360° marketing campaigns, which have a particular focus on offering capsules and collaborations together with innovative experiences and digital marketing initiatives. Marketing campaigns for the brands are focused on attracting a new generation of consumers worldwide through a blend of global and regional brand ambassadors. Tommy Hilfiger spent approximately $265 million on global marketing and communications efforts in 2021, with a significant portion related to digital media spend.

Through our Tommy Hilfiger North America and Tommy Hilfiger International segments, we sell TOMMY HILFIGER products in a variety of distribution channels, including:

•Wholesale — principally consists of the distribution and sale of products in North America, Europe and the Asia-Pacific region under the TOMMY HILFIGER brands. In North America, distribution is primarily through department stores and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers. In Europe and the Asia-Pacific region, distribution is primarily through department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees.

•Retail — principally consists of the distribution and sale of products under the TOMMY HILFIGER brands in our stores in North America, Europe and the Asia-Pacific region, as well as on the tommy.com sites we operate in these regions. Our stores in North America are primarily located in premium outlet centers. In Europe and the Asia-Pacific region, we operate full-price and outlet stores and concession locations.

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

Our Tommy Hilfiger North America segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear LLC (“PVH Legwear”), in each case to the extent relating to the joint venture’s Tommy Hilfiger business. Our Tommy Hilfiger International segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investments in our joint ventures in Brazil and India to the extent relating to the joint ventures’ Tommy Hilfiger businesses.

Calvin Klein Business Overview

Calvin Klein is one of the world’s leading global fashion lifestyle brands with a history of bold, non-conformist ideals. Founded in New York in 1968, the brand’s minimalist and sensual aesthetic drives our approach to product design and communication, creating a canvas that offers the possibility of limitless self-expression. Global retail sales of products sold under the Calvin Klein brands, including sales by our licensees, were approximately $8.5 billion in 2021. Each of the Calvin Klein brands has a distinct identity and position, providing us the opportunity to market domestically and internationally a range of products at various price points, through multiple distribution channels and to different consumer groups. Our brand strategy provides a focused approach to growing the brand’s presence globally, as well as its prestige, recognition and relevance.

The Calvin Klein brands consist of CK Calvin Klein, Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear and Calvin Klein Performance. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on calvinklein.com, and principally consist of men’s and women’s sportswear, jeanswear, underwear, swimwear, footwear and accessories. The products sold under the brands include those produced under licenses with third parties for a broad range of lifestyle products, including fragrance, men’s and women's apparel, home furnishings, footwear, eyewear, watches and jewelry in various countries and regions, as well as for certain territories.

Approximately $345 million was spent globally in 2021 in connection with the advertising, marketing and promotion of the Calvin Klein brands, with a significant portion related to digital media spend. Approximately 30 % of these expenses were funded by Calvin Klein’s licensees and other authorized users of the brands. Calvin Klein’s global marketing and communications strategy is to bring together all facets of the consumer marketing experience. The Calvin Klein brands continue to generate compelling brand and cultural relevancy by continually evolving and driving consumer engagement. Marketing campaigns for the brand are focused on a truly digital first, socially powered experience for consumers, through the use of global and regional brand ambassadors, capsule collections and experiential events.

Through our Calvin Klein North America and Calvin Klein International segments, we sell Calvin Klein products in a variety of distribution channels, including:

•Wholesale — principally consists of the distribution and sale of products in North America, Europe, the Asia-Pacific region and Brazil under the Calvin Klein brands. In North America, distribution is primarily through warehouse clubs, department and specialty stores, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers. In Europe, the Asia-Pacific region and Brazil, distribution is primarily through department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees.

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

Calvin Klein’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

CK21 Holdings Pte. Ltd.	Men’s and women’s CK Calvin Klein apparel (Asia, excluding Japan)

Movado Group, Inc. (effective January 1, 2022; formerly licensed to CK Watch & Jewelry Co., Ltd. (Swatch SA))	Men’s and women’s watches and jewelry (worldwide)

Coty Inc.	Men’s and women’s fragrance (worldwide)

Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Europe, Middle East, Asia and India)

G-III Apparel Group, Ltd.	Women’s coats, suits, dresses, sportswear, jeanswear, active performancewear, handbags and small leather goods, men’s coats, men’s and women’s luggage and men’s and women’s swimwear (United States and Canada with luggage jurisdictions including Europe, Asia and elsewhere)

MBF Holdings LLC	Men’s and women’s Calvin Klein and Calvin Klein Jeans footwear (United States and Canada)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States, Canada and Mexico)

Our Calvin Klein North America segment includes the results of our Calvin Klein wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, in each case to the extent relating to the joint venture’s Calvin Klein business. Our Calvin Klein International segment includes the results of our Calvin Klein wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investment in our joint venture in India relating to the joint venture’s Calvin Klein business.

Heritage Brands Business Overview

Our Heritage Brands business principally designs, sources and markets a varied selection of intimate apparel, underwear, dress shirts and neckwear, and licenses our Warner’s and Olga brands for an assortment of product categories. This business also included until August 2, 2021, when we completed the Heritage Brands transaction, a varied selection of sportswear and the licenses of the Van Heusen, IZOD, ARROW and Geoffrey Beene brands for an assortment of product categories.

Our Heritage Brands Wholesale segment derives revenue primarily from the distribution and the sale of products in the United States and Canada through department, chain and specialty stores, warehouse clubs, mass market and off-price retailers (in stores and online), as well as through pure play digital commerce retailers. Products sold through this channel primarily include:

•Women’s intimate apparel under the Warner’s, Olga and True&Co. brands.

•Men’s dress shirts and neckwear under the Van Heusen brand, as well as certain other owned and licensed brands, and to a lesser extent, private label brands.

Our Heritage Brands Wholesale segment principally includes the results of our wholesale and licensing activities, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, in each case to the extent relating to the joint venture’s Heritage Brands business. This segment also included the results of our directly operated digital commerce site for Van Heusen and IZOD in the United States, which ceased operations during the third quarter of 2021 in connection with the Heritage Brands transaction.

Our Heritage Brands Retail segment ceased operations in 2021. This segment had included the results of our retail stores, primarily located in outlet centers throughout the United States and Canada, through which we marketed a selection of Van Heusen, IZOD and Warner’s apparel, accessories and related products directly to consumers. We completed the exit from the business in the fourth quarter of 2021.

Our Business Strategy

We are focused on driving an accelerated recovery to win in the “new normal” by unlocking our full global potential, building on our core strengths and connecting closer to where the consumer is going than any time before, and through which, delivering sustainable, long-term profitable growth and top-tier financial performance through the disciplined execution of the following strategic priorities:

•Winning with the consumer by gaining a deeper understanding of their choices and positioning our brands to best capture the heart of the consumer, with a focus on our two iconic brands, TOMMY HILFIGER and Calvin Klein.

•Driving the success of our product by focusing on key growth categories across certain lifestyles, and developing the best hero product that the consumer desires, connecting the products closer to where the consumer is going, driving pricing power, and strengthening our commitment to sustainability and circularity. We will continue to maximize assortment productivity by cutting unproductive product styles and evolve our supply chain to adapt more quickly to change, including reducing lead times and improving inventory planning processes to better match the consumer demand.

•Driving consumer engagement and brand heat through a digital-first 360° approach around key hero products and key consumer moments, and expanding the consumer base and loyalty with a focus on the biggest growth markets, particularly our international markets.

•Optimizing and maximizing our distribution in the digitally led marketplace, including further driving our digital commerce growth and penetration, optimizing our brick and mortar presence and enhancing the store experience, both in our stores and the stores of our wholesale partners around the world; and continuously strengthening our positioning, channel balance and pricing power.

•Investing in high-return growth-oriented initiatives, while at the same time driving operating efficiencies through aligning the cost structure to our strategic priorities, becoming more data and demand driven, and better leveraging our global functions to become faster, leaner and simpler – all to connect closer to the consumer.

•Powering brands that drive fashion forward – for good – with sustainability, inclusion and diversity at the core of everything we do.

•Developing a talented and skilled workforce that embodies our core values and an entrepreneurial spirit, focused on continuously learning and improving as we work as one team with one shared vision.

We believe our long-term strategic priorities focused on driving brand relevance will deliver sustainable, long-term profitable growth and top-tier financial performance, and generate free cash flow to create long-term value.

 Other Strategic Opportunities

We manage a portfolio of global iconic brands, including TOMMY HILFIGER and Calvin Klein. However, we continue to explore strategic acquisitions of licensed businesses, companies and trademarks, and licensing opportunities that we believe are additive to our overall business, including product category or platform capability expertise and brand positioning and design perspective needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies.

Seasonality

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter tends to have the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. The COVID-19 pandemic and related supply chain and logistics disruptions have disrupted these patterns, however. We otherwise expect this seasonal pattern will generally continue. Working capital requirements vary throughout the year to support these seasonal patterns and business trends.

Design

Our business depends on our ability to appeal and respond to consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality, sustainability and delivering a compelling price value proposition where the consumer is shopping.

Our in-house design teams, together with our merchandising teams, are significant contributors to the continued strength of our brands. Each of our branded businesses employs its own team of designers and merchandisers that are responsible for conceptualizing and implementing the design direction for the brand across the consumer touchpoints of product, stores and marketing. Designers have access to the brands’ extensive archives of product designs, which are a valuable resource for new product concepts. Our designers collaborate with merchandising teams that analyze sales, market trends and consumer preferences to identify market opportunities that help guide each season's design process and create a globally relevant product assortment. Leveraging our strategic investments in data and analytics tools, merchandisers are able to gain a deeper understanding of customer behavior that empowers our teams to respond to changes in consumer preferences and demand, as well as scale opportunities across brands with greater speed and efficiency. Our merchandising teams manage the product life cycle to maximize sales and profitability across all channels. In an effort to keep our brands relevant, our teams also work with other brands and key collaborators to design and merchandise brand collaborations. These collaborations are intended to drive brand heat and product relevance with our target consumers.

Our teams have expanded their use of 3D design technology to enhance our design capabilities, which has been accelerated by the COVID-19 pandemic, reducing the need for samples early in the design process and the time needed to bring products to market, and 3D showrooms to enhance the experience of our vendors, while being committed to managing the product life cycle to maximize sales and profitability across all channels.

Product Sourcing

We have an extensive established network of worldwide sourcing partners that enables us to meet our customers’ needs in an efficient manner without relying on any one vendor or factory or on vendors or factories in any one country. Our products were produced in approximately 1,100 factories in approximately 40 countries during 2021. All of these factories were operated by independent manufacturers, with most located in Asia.

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

Our purchases from our suppliers are effected through individual purchase orders specifying the price, quantity, delivery date and destination of the items to be produced. Sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We look to establish long-term supplier relationships in the appropriate locations throughout the world to meet our needs and we place our orders in a manner designed to limit the risk that a production disruption at any one facility could cause a serious inventory problem, while seeking to maximize the pricing opportunities. The COVID-19 pandemic has had impacts throughout our supply chain, including as a result of vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries, which has delayed product orders. We have incurred in the second half of 2021 higher air freight and other logistics costs in connection with these disruptions. We continue to monitor these delays and other potential disruptions in our supply chain and will continue to implement mitigation plans as needed.

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

We continue to explore new areas of production that can grow with our businesses. Our country of origin strategy provides a flexible approach to product sourcing, which enables us to maximize regional opportunities and mitigate our potential exposure to risks associated with new duties, tariffs, surcharges, or other import controls or restrictions, as it has been the case with China, where we have been reducing the amount of production over time in favor of production in other parts of Asia that better serve our sourcing strategy. Many of these efforts have been with our existing partners, but in facilities and countries that offer us production or cost advantages over those in China.

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

Corporate Responsibility

As an industry leader and one of the largest fashion companies in the world, we recognize that we have a responsibility to address our social and environmental impacts. Corporate responsibility has always played a critical role within our broader business strategy. We are steadfast in our commitment to drive fashion forward – for good – by finding innovative and responsible solutions to protect our planet, cultivating an environment of inclusion, diversity and equity, and improving the lives of women and children where we live and work.

Forward Fashion is our strategy to transform how clothes are made and (re)used, and the actions we are taking to move our business and the fashion industry toward a more innovative and responsible future. Forward Fashion represents a deepening of our commitment to action and a renewed sense of urgency to use our scale to transform ourselves and the industry. We are committed to the goals outlined in our Forward Fashion strategy and are taking action in a number of ways, including joining key pledges, industry groups and stakeholder initiatives that align with our strategy. Forward Fashion has three focus areas that guide our activities where we can drive the most transformative change across our business:

•Reduce negative impacts — Our ambition is for our products and business operations to generate zero waste, zero carbon emissions and zero hazardous chemicals, and for our products to be circular. This means protecting the global climate by reducing energy use and powering our business through renewable sources, diverting the waste we send to landfills, eliminating water pollution from our wet processors, and fostering and harnessing innovation to design and manufacture products that eliminate product waste.

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

Warehousing, Distribution and Logistics

Our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Centers range in size, and our main facilities, some of which are owned and operated by independent third parties, are located in the United States, the Netherlands, Canada, China, Japan, South Korea, Brazil and Australia. Our warehousing and distribution centers are designed to provide responsive service to our wholesale and digital commerce customers, as well as our retail stores, on a cost-effective basis.

Material Customers

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 15.0% of our revenue in 2021, 16.3% of our revenue in 2020 and 18.4% of our revenue in 2019. No single customer accounted for more than 10% of our revenue in 2021, 2020 or 2019.

Advertising and Promotion

Our marketing programs are an integral component of our brands’ relevance and success of the products offered under them. We are focused on driving consumer engagement though a digital-first 360° approach around key hero products and key consumer moments, utilizing our iconic brands as creative platforms for collaborations, capsule collections and experiential events, and partnering with culturally relevant talent to build brand heat. Our initiatives fuse entertainment, pop culture, and digital commerce in innovative ways that digitally immerse consumers.

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

A significant emphasis of our marketing programs is digital media, including our digital commerce platforms and social media channels, which allow us to expand our consumer reach and enable us to provide timely information in an entertaining fashion in regard to our products, special events, promotions and store locations. Tommy Hilfiger’s digital commerce site, tommy.com, and Calvin Klein’s digital commerce site, calvinklein.com, serve as marketing vehicles to complement the ongoing development of the TOMMY HILFIGER and Calvin Klein lifestyle brands, respectively, in addition to offering a broad array of apparel and licensed products. In 2021, a significant portion of our marketing and advertising spend related to digital media.

We leverage new ways to engage consumers through livestreaming fashion shows and other consumer activations and in partnership with top live-streamers and pure play partners, as well as through new innovative and creative ways that engage consumers in the metaverse. In addition, we advertise our brands through sport sponsorships and product tie-ins. We believe that our use of high-profile brand ambassadors and well-known social media influencers helps drive our brand awareness and cultural relevance. We have focused on better aligning regional needs with regional and local ambassadors and influencers to best cater to local market needs and unique activations. Additionally, our marketing and communications team coordinates personal appearances by Mr. Tommy Hilfiger, including at brand events, as part of their efforts.

Our approach ensures a consistent consumer experience in the digitally led marketplace that is seamlessly connected both online and offline, across all of our digital commerce, retail and wholesale channels.

Trademarks

We own the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co. brands, as well as related trademarks (e.g., the TOMMY HILFIGER flag logo and crest design) and lesser-known names. These trademarks are registered for use in each of the primary countries where our products are sold and additional applications for registration of these and other trademarks are made in jurisdictions to accommodate new marks, uses in additional trademark classes or additional categories of goods or expansion into new countries.

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

We own the Calvin Klein marks and derivative marks in all trademark classes and for all product categories through our ownership of the Calvin Klein Trademark Trust (the “Trust”), which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust. The Trust licenses the use of the trademarks to two of our subsidiaries on an exclusive, irrevocable, perpetual and royalty-free basis.

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

Our trademarks are the subject of registrations and pending applications throughout the world for use on a variety of apparel, footwear and related products, as well as licensed product categories and other trademark classes relevant to how we conduct business. We continue to expand our worldwide usage and registration of new and related trademarks. In general, trademarks remain valid and enforceable as long as the marks continue to be used in connection with the products and services with which they are identified and, as to registered tradenames, the required registration renewals are filed. In markets where products bearing any of our brands are not sold by us or any of our licensees or other authorized users, our rights to the use of trademarks may not be clearly established.

Our trademarks and other intellectual property rights are valuable assets and we vigorously seek to protect them on a worldwide basis against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. The TOMMY HILFIGER and Calvin Klein brands, in particular, enjoy significant worldwide consumer recognition and their price-positioning provides opportunity and incentive for counterfeiters and infringers. We have broad, proactive enforcement programs that we believe have been generally effective in controlling the sale of counterfeit products in our key markets.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, low barriers to entry, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous domestic and foreign designers, brand owners, manufacturers and retailers of apparel, accessories and footwear, including, in certain circumstances, the private label brands of our wholesale customers. Additionally, with the shift in consumer shopping preferences driving substantial growth in the digital channel, there are more companies in the apparel sector and an increased level of transparency in pricing and product comparisons, which impacts purchasing decisions. Consumers also are increasingly focused on circularity with respect to apparel and the option from new market players to rent or purchase pre-owned apparel also is impacting purchasing decisions.

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

Imports and Import Restrictions

Most of our products are imported into the countries where they are sold. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. In addition, each of the countries in which our products are sold has laws and regulations covering imports. The United States and other countries in which we sell our products may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels. We, therefore, continuously monitor import restrictions and developments. We seek to minimize, where appropriate and possible, our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries, including consideration of countries with tariff preference and free trade agreements, and manufacturers, and geographical diversification of our sources of supply. In some instances, production of a specific product category, component parts or raw materials may be highly concentrated in one country, giving us less flexibility to make adjustments.

The United States and China are involved in a trade dispute that saw the imposition in 2019 of significant additional tariffs on the products we sell that are imported into the United States from China. These tariffs remain in place. Additionally, other governmental actions, such as the imposition by U.S. Customs & Border Patrol of Withhold Release Orders (“WROs”) have had, continue to have and, in the future, may have an impact on our ability to import goods. Please see our risk factor “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations” in Item 1A, “Risk Factors,” for further discussion.

Government Regulations

Our business is subject to various United States federal, state, and local and foreign laws and regulations, including environmental, health and safety laws and regulations. In addition, we may incur liability under environmental statutes and regulations with respect to the contamination of sites that we own or operate or previously owned or operated (including contamination caused by prior owners and operators of such sites and neighboring properties, or other persons) and the off-site disposal of hazardous materials. We believe our operations are in compliance with the terms of all applicable laws and regulations and our compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, cash flows, earnings or competitive position.

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

The PVH Board of Directors and its committees provide oversight on human capital matters. The Nominating, Governance & Management Development Committee is charged, in part, with monitoring issues of corporate conduct and culture, and provides oversight of diversity, equity and inclusion policies and programs as it relates to our management development, talent assessment and succession planning programs and processes. Our Corporate Responsibility Committee through its charter is responsible for monitoring policies and performance related to corporate responsibility, including social, employment, environmental and other matters. In addition, our Executive Leadership Team is regularly engaged in the development and management of key associate programs and initiatives, guiding our culture, associate experience, and talent development programs.

Associate Information

As of January 30, 2022, we employed approximately 31,000 associates globally, of which approximately 12,000 associates were employed on a part-time basis. Approximately 35% of our associates are employed in the United States. Globally, approximately 63% of our associates are employed in Company-operated retail stores, 31% are assigned to offices and 6% are employed in warehousing and distribution facilities. Our use of seasonal workers is not significant and is largely associated with the Christmas and Lunar New Year selling periods. Approximately 2% of our total associate population is represented for the purpose of collective bargaining by two different unions in the United States. Our collective bargaining agreements generally are for three-year terms. In some international markets, a significant percentage of associates are covered by governmental labor arrangements. Additionally, we have one or more works councils in several European countries. Works councils are organizations that represent workers in respect to certain actions management seeks to take that could have a broad effect on the workers. We believe that our relations with our associates are good.

Diversity, Equity and Inclusion

Our culture is grounded in our values. We seek to cultivate an environment of inclusion, equity and belonging for all to build a better workplace, drive innovation in the marketplace and create positive impacts in our communities.

We believe we benefit from the unique strengths that each of our associates brings to the workplace, and that a diverse workforce is critical to our long-term success. We strive to improve continuously and make PVH an inclusive work environment through diversity recruitment, development programs, and equitable policies and initiatives. One example is our business resource groups (“BRGs”), which are associate-initiated and associate-led groups that foster an inclusive culture and are intended to contribute to the overall success of the business. Our 19 BRGs, which are comprised of associates from traditionally underrepresented groups, allies who support these groups and others who share a common purpose, interest or background, are dedicated to bringing associates together to increase professional and social networks, enhance career development and business acumen, and contribute to building a more inclusive work environment, are supported by our global and regional Inclusion and Diversity (“I&D”) Councils.

Our Chief Diversity Officer leads the development and implementation of an integrated global I&D strategy and works to enhance our ability to attract, develop, retain and promote diverse talent. The diversity of the Board of Directors continues to be a focus of the Board refreshment program. The five directors who have joined the Board since 2015 include four women and a director who self-identifies as Black and LGBTQIA+. These directors bring with them strong operating and industry experiences, as well as contributing important and diverse perspectives that helps better mirror the overall make-up of our associate and consumer populations.

Our I&D efforts have been recognized over the years, including being named to Forbes Best Employers for Diversity and America’s Best Employers for Women List in 2020, and as one of America’s 100 Most JUST Companies by Forbes magazine and JUST Capital in 2021. We also received a score of 100% on the Human Rights Campaign’s Corporate Equality Index in 2022, for the sixth year in a row and we were honored with the Human Rights Campaign Foundation’s Corporate Equality Award in 2020. We also ranked ninth on the Fortune Measure Up list of 20 progressive companies in diversity and inclusion in 2021.

Talent Management and Development

Our talent management and development processes support associate performance and development, talent reviews and succession planning. We regularly review succession plans and conduct assessments to identify talent needs and growth paths for our associates.

Developing our associates is a key strategic priority for us, with the focus on developing leaders and preparing the workforce for the future. PVH University, our global internal learning and development platform, provides tools and learning opportunities that empower associates to build core competencies and develop skills necessary for improvement and advancement through engaging and impactful learning content. PVH University programs include, among other things, academies for leadership and a Leaders as Teachers program in which our associates instruct on topics in their area of expertise, and our Leadership Behaviors offerings, which are bespoke programs designed to build leadership capabilities for all associates to support our culture and deliver our business strategy. The PVH University library and curriculum includes its digital academy to build enterprise digital and data literacy, as well as to support digital transformation initiatives, and its functional academy to support functional skill building. Additionally, our approach to performance and development is designed to motivate our associates to develop, leverage their strengths and support a coaching and feedback culture.

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

On wellness, we have undertaken initiatives such as closing our offices worldwide in respect of World Mental Health Day. In the United States for our office employees, we added a “Be You Day” to our paid days off, which is a self-designated day off for use as each individual decides, and have designated two hours during the third Wednesday of every month as a “You Matter Moment,” when calendars are blocked for associates to take PVH University courses, exercise or do whatever type of self-improvement or rest they desire.

On compensation, we are committed to achieving pay equity and have developed consistent guidelines and practices on compensation, and in 2021 we engaged third party experts to conduct a global study of gender and ethnicity pay equity.

We also seek to support our associates in times of need. We have established through The PVH Foundation, our philanthropic organization, a Company- and associate-funded Associate Relief Fund that provides grants to eligible associates experiencing personal hardship due to natural disasters, personal calamities and other events.

The health and safety of our associates is of utmost importance to us. In response to the COVID-19 pandemic, in 2020, we implemented significant changes that we determined were in the best interest of our associates, as well as the communities in which we operate. This included implementing measures to support high safety standards in our retail stores, offices and distribution centers, including temporary closures, remote working, reduced occupancy levels, social-distancing, sanitation measures and the distribution of re-usable three-layer cloth masks. To protect our associates, their families and our communities, we strongly encourage our associates to get fully vaccinated against COVID-19 and be boosted, when eligible. We follow federal, state and local government vaccination requirements, provide resources and support to help employees get vaccinated, and offer paid time off for primary and booster vaccinations. The vast majority of our office-based associates continued to work remotely for the majority of 2021 and we have commenced a phased approach to returning our office-based associates onsite. This includes modifications to certain of our existing office locations as we adapt to a hybrid work environment that provides flexibility, while maintaining our strong culture of collaboration and connection, in addition to a safe working environment for our associates. We will continue to monitor the state of the pandemic and gather additional feedback during the reopening of our offices to ensure the continued health, safety and wellness of our associates working onsite.

Associate and Community Engagement

We believe it is critical that our associates are informed and engaged. We communicate frequently with our associates through a variety of methods, including our news app, PVH Insider, which reaches associates around the world; our intranet site, the Thread; town hall meetings on regional, business-wide and global bases; and our bi-annual global PVH Listens survey, as well as regional pulse associate surveys. We develop action plans based on the insights from these communications to strengthen programs and address any concerns to enhance associate experience.

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

We encourage you to read our annual Corporate Responsibility Report on our PVH.com corporate website for more detailed information regarding our environmental, social and corporate governance programs and initiatives. None of our corporate website, our Corporate Responsibility Report nor any portions thereof are incorporated by reference into this Annual Report.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Stefan Larsson	47	Chief Executive Officer
James W. Holmes	50	Executive Vice President, Interim Chief Financial Officer and Controller
Martijn Hagman	47	Chief Executive Officer, Tommy Hilfiger Global and PVH Europe
Patricia Donnelly	55	Chief Executive Officer, Calvin Klein Global and PVH Americas
Mark D. Fischer	60	Executive Vice President, General Counsel and Secretary
Julie Fuller	48	Executive Vice President, Chief People Officer

Mr. Larsson joined us as President in 2019 and became Chief Executive Officer on February 1, 2021 (the first day of the fiscal year). From 2015 until 2017, Mr. Larsson was President and Chief Executive Officer of Ralph Lauren Corporation. From 2012 until 2015, he was the Global President of Old Navy, Inc., a division of The Gap, Inc.

Mr. Holmes has been employed by us since 1995. He was named Vice President and Assistant Corporate Controller in 2006, Senior Vice President and Controller in 2015, and Executive Vice President, Interim Chief Financial Officer and Controller effective September 10, 2021.

Mr. Hagman has been employed by us (including his employment within our Tommy Hilfiger organization prior to the Tommy Hilfiger acquisition) since 2008. He was named Chief Financial Officer, PVH Europe in 2013, Chief Operating and Financial Officer, PVH Europe in 2017, and Chief Executive Officer, Tommy Hilfiger Global and PVH Europe in 2020.

Ms. Donnelly joined us as Chief Executive Officer, PVH Americas on February 16, 2021 and became Chief Executive Officer, Calvin Klein Global and PVH Americas effective July 1, 2021. Ms. Donnelly was Chief Executive Officer, Urban Outfitters Group, a division of Urban Outfitters, Inc., from 2016 until January 2021, having served previously as North America Brand President of the division upon joining Urban Outfitters, Inc. in 2014.

Mr. Fischer joined us as Vice President, General Counsel and Secretary in 1999. He became Senior Vice President in 2007 and Executive Vice President in 2013.

Ms. Fuller, Executive Vice President, Chief People Officer since January 1, 2021, joined us as Executive Vice President, Chief Human Resources Officer In Transition in September 2020. From 2017 until 2020, Ms. Fuller was Vice President, Global Talent and Organizational Effectiveness of Nike, Inc., having served previously as Nike, Inc.’s Vice President, Human Resources North America and Emerging Markets from 2015 until 2017.

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

Business and Operational Risks

The COVID-19 pandemic has had, and continues to have, a significant adverse impact on us.

The COVID-19 pandemic has had, and continues to have, a significant impact on our business, results of operations, financial position and cash flows from operations. The extent of the impact of the pandemic on our business, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, severity and locations of any surges in infection rates, the imposition or loosening of mask mandates and restrictions on store operations or travel, the effectiveness of the vaccines against new variants, and other factors, none of which can be predicted with certainty.

Virtually all of our retail stores were temporarily closed for varying periods of time during the first quarter and into the second quarter of 2020 due to governmental orders and concern for the health and safety of our associates, consumers and communities. Broad shutdowns under government orders, particularly in Europe and Canada, were put in place again at the end of 2020, resulting in temporary store closures there that remained in place into 2021. Infection rate surges throughout 2021 resulted in temporary store closures for varying periods of time throughout the year, primarily in Europe, Australia and Asia. In addition to temporary store closures under government orders, we have experienced scattered temporary store closings due to increased levels of store associate absenteeism. Also, government orders and absenteeism have led to stores operating on reduced hours and at reduced occupancy rates throughout the time since the initial global shutdown.

Our wholesale customers and franchisees globally generally have experienced temporary store closures and operating restrictions in the same countries and at the same times as us. The impact of the pandemic on some of our brick and mortar wholesale customers has resulted in them closing some of their stores, with several of our wholesale customers in North America filing for bankruptcy in 2020. Certain of our wholesale customers have also been subject to activist shareholder campaigns that can distract management, upset business plans and drain funds that could be invested in business operations.

The pandemic has impacted, and continues to impact, our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The current vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as slowdowns in factory production in some of our key sourcing countries has delayed and is expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions have impacted our inventory levels and sales volumes, and could impact our sales volumes in future periods. We have also incurred, and expect to continue to incur, higher freight and other logistics costs, including air freight, to mitigate these delays, which have negatively impacted and are expected to continue to negatively impact our gross margin and could cause our profitability to decline if we are unable to offset these costs with higher prices, sufficient reductions in product costs or operating expenses.

Consumers have also been affected, resulting in additional adverse impacts on us. Consumers have been unable to purchase our products due to illness or unwillingness to shop in stores out of fear of exposure. Store closures, reduced store hours and occupancy levels, travel restrictions and concerns about the health risks in traveling adversely affect traffic in our stores and our wholesale customers’ and franchisees’ stores. Consumer spending has also been negatively impacted by job losses and reduced earnings power, changing needs due to remote working, reduced in-person social interaction, vacation time spent at home and, other factors. This is exemplified by the impact on our dress furnishings business, as not going to the office has resulted in fewer men wearing dress shirts and ties. All these factors have negatively impacted, and might continue to negatively impact, our direct sales to consumers and our sales to our wholesale customers, due to lower sales of our products, and those of our licensees, through their sales channels.

If sales, which are more difficult to plan due to the uncertainties surrounding the pandemic and supply chain and logistics disruptions globally, exceed or do not meet expectations, we may experience a shortage of product required to meet demand or excess inventory levels. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on the reputation of our brands and our profitability. Inventory levels below consumer demand could result in lost sales and profitability opportunities, as well as reputational issues.

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

A small number of our customers account for significant portions of our revenue. Sales to our five largest customers were 15.0%, 16.3% and 18.4% of our revenue in 2021, 2020 and 2019, respectively. No single customer accounted for more than 10% of our revenue in 2021, 2020 or 2019.

We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties, climate impacts or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners for any reason, including due to store closures, reduced traffic and consumer spending trends, or product delivery delays resulting from the COVID-19 pandemic, could reduce substantially our revenue and materially adversely affect our profitability.

Traditional brick and mortar retailers have experienced, and continue to experience, the same significant business disruptions as a result of the COVID-19 pandemic as we have. Several of our customers in North America filed for bankruptcy since the onset of the pandemic, including J.C. Penney Corporation, Inc., which was one of our ten largest customers in 2019.

The retail industry’s recent history has seen a great deal of consolidation, particularly in the United States, and other ownership changes, as well as store closing programs, restructurings, reorganizations, management changes and activist shareholder campaigns, and we expect these disruptions to be ongoing, particularly as consumers continue to transition away from traditional brick and mortar retailers to digital commerce. In the future, retailers also may reposition their stores’ target markets or marketing strategies. Any of these types of actions could result in a further decrease in the number of stores to which we can sell, to which we want to sell or which want to carry our products and there can be no assurance that these sales can be fully offset by sales into digital channels. Additionally, stores may purchase a smaller amount of our products and reduce the retail floor space designated for our brands. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers or decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

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
•continue to enter into new, or renew or extend existing, licensing agreements for the TOMMY HILFIGER and Calvin Klein brands or successfully transition licensed businesses in house; and
•continue to strengthen and expand the Tommy Hilfiger and Calvin Klein businesses.

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

Our success depends on our brands and their value. The TOMMY HILFIGER name is integral to the existing Tommy Hilfiger business, as well as to our strategies for continuing to grow and expand the business. Mr. Hilfiger, who continues his role of Principal Designer, is closely identified with the TOMMY HILFIGER brand and any negative perception with respect to Mr. Hilfiger could adversely affect the TOMMY HILFIGER brands. In addition, under Mr. Hilfiger’s employment agreement, if his employment is terminated for any reason, his agreement not to compete with the Tommy Hilfiger business will expire two years after such termination. Although Mr. Hilfiger could not use any TOMMY HILFIGER trademark in connection with a competitive business, his association with a competitive business could adversely affect the Tommy Hilfiger business. We also have exposure with respect to the Calvin Klein brands, which are integral to the existing Calvin Klein business and could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished.

In addition, brand value and patronage could diminish significantly due to a number of other factors, including consumer attitudes regarding social and political issues and consumer perceptions of our position on these issues or belief that we or our business partners have acted in an irresponsible or unacceptable manner. Furthermore, if the actions we are taking towards sustainability and social and environmental responsibility as part of our Forward Fashion strategy are not achieved or perceived to be disingenuous, consumer trust in our brand, as well as our brand value, may suffer. Negative claims or publicity regarding the TOMMY HILFIGER or Calvin Klein brands, stores or products, including stores operated by business partners and licensed products, as well as our treatment of employees and customers, particularly when made on social media, which has the potential to rapidly accelerate the timing and reach of negative publicity, also could adversely affect the reputation of the brands and sales even if the subject of such publicity is unverified or inaccurate and we seek to correct it.

Our business is heavily dependent on the ability and desire of consumers to travel and shop.

Reduced consumer traffic and purchasing, whether in our own retail stores, the stores of our wholesale customers or in our franchisees’ stores, could have a material adverse effect on our financial condition, results of operations and cash flows. Reductions could result from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, natural disasters, terrorist attacks or the perceived threat of terrorist attacks. Disease epidemics and other health-related concerns, such as the COVID-19 pandemic, also could result in (and, in the case of the pandemic, has resulted in) closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments impose mandatory business closures, travel restrictions, vaccine mandates or the like to prevent the spread of disease. War, such as the current war in Ukraine, or the perceived threat of war, also could result in (and, in the case of the war in Ukraine, has resulted in) closed stores (both those operated by us and by our business partners), and reduced consumer traffic and purchasing. Additionally, political or civil unrest and demonstrations also could affect consumer traffic and purchasing, as was the case with the protests in Hong Kong SAR in 2019.

Our U.S. retail store operations are a material contributor to our revenue and earnings. The majority of our United States retail stores are located away from major residential centers or near vacation destinations, making travel a critical factor in their success. These retail businesses historically also have had a significant portion of their revenue and earnings attributable to sales to international tourists and, as such, have been, and are expected to continue to be, significantly negatively affected by the lack of international tourism into the United States as a result of the pandemic and resurgences of infections. In addition to the factors discussed above, international tourism to the United States could be reduced, as could the extent to which international tourists shop at our retail stores, during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Canadian dollar, the Mexican peso, the Korean won and the Chinese yuan renminbi. A reduction in international tourist traffic or spending therefore could have a material adverse effect on our financial condition and results of operations.

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

Our inability to execute our digital commerce strategy could materially adversely affect the reputation of our brands and our revenue and our operating results may be harmed.

Our digital commerce revenue has historically been a relatively small portion of our total revenue, but digital commerce is the fastest growing area of our business both with respect to our direct-to-consumer businesses and the wholesale business (i.e., sales to pure play and digital commerce businesses of traditional retailers) and is now approximately 25% of our total revenue. The success of our digital commerce businesses depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to digital commerce usage and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their digital commerce sites. Any failure on our part, or on the part of our third party digital partners, to provide digital commerce platforms that attract consumers, build our brands and result in repeat consumer purchases could result in diminished brand image, relevance and loyalty and lost revenue. Additionally, as consumers shift purchasing preferences to online channels, the failure to attract to our digital commerce channels consumers who previously made purchases in our stores and those operated by our wholesale partners and franchisees, will adversely affect our financial condition and results of operations.

Our operation of digital commerce sites pose risks and uncertainties including:
•changes in required technology interfaces;
•website downtime and other technical failures;
•costs and technical issues from website software upgrades;
•data and system security;
•computer viruses; and
•changes in applicable laws and regulations.

Keeping current with technology, competitive trends, security and the like may increase our costs and may not succeed in increasing sales or attracting consumers. Our failure to respond successfully to these risks and uncertainties might adversely affect the reputation of our brands and our revenue and results of operations.

The success of our digital commerce businesses depends, in part, on consumer satisfaction, including timely receipt of orders. Fulfillment of these orders requires different logistics operations than for our retail store and wholesale customer operations. We need adequate capacity, systems and operations to support the anticipated growth in our digital commerce businesses. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire or other casualty, natural disaster, systems disruption (including as a result of attacks on computer systems, such as ransomware attacks), labor shortage or interruption, including as a result of disease epidemics and health related concerns (such as the COVID-19 pandemic), or if there is a significant increase in demand for shipping capacity (as was the case in 2021), we may experience (and, in the case of the pandemic, have experienced, and may continue to experience) disruption or delay in distributing our products to our consumers, which could result in consumer dissatisfaction and lost sales. Additionally, in the event of any of the foregoing, we may incur (and, as a result of the pandemic, have incurred and may continue to incur) higher costs than anticipated to ensure smooth and timely operation. Any of the foregoing could have an adverse effect on the reputation of our brands and our revenue and results of operations.

Future economic conditions, including volatility in the financial and credit markets may adversely affect our business.

Economic conditions in the past have adversely affected, and in the future may adversely affect, our business, our customers and licensees and their businesses, and our financing and contractual arrangements, as a result of, among other factors, the COVID-19 pandemic, current inflationary pressures globally and the war in Ukraine. Such conditions, amongst other things, have resulted, and in the future may result, in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers and licensees, may cause such customers to reduce or discontinue orders of our products and licensed products sold by our licensees, and may result in customers being unable to pay us for products they have purchased from us and licensees being unable to pay us for royalties owed to us. Financial difficulties of customers and licensees also may affect the ability of our customers and licensees to access credit markets or lead to higher credit risk relating to receivables from customers and licensees. Our traditional wholesale customers and our licensees have experienced, and continue to experience, significant business disruptions as a result of the pandemic and the resurgences of infections, with several of our wholesale customers in North America filing for bankruptcy in 2020, which has had an adverse impact on our results of operations.

Future volatility in the financial and credit markets, including the current volatility due, in part, to the pandemic, inflationary pressures globally and the war in Ukraine, could also make it more difficult or expensive for us to obtain financing or refinance existing debt when the need arises, including upon maturity, which for our senior unsecured credit facilities is April 2024 and for our 3 5/8% senior notes is July 2024, or on terms that would be acceptable to us.

We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.

The majority of our apparel, footwear and accessories are produced by and purchased or procured from independent manufacturers in approximately 40 countries, with most being located in Asia. Although no single supplier or country is or is expected to become critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

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
•limitations on our ability to use raw materials or goods produced in a country that is a major provider due to political, human rights, labor, environmental, animal cruelty or other concerns;
•a significant decrease in factory and shipping capacity or a significant increase in demand for such capacity;
•a significant increase in wage, freight, shipping and other logistics costs, including as a result of disruption at ports of entry, which could result (and in the case of the pandemic, has resulted in) increased freight and other logistics costs;
•natural disasters, such as floods, earthquakes, wildfires, the frequency of some of which may be increasing due to climate change, could result in closed factories and scarcity of raw materials (particularly cotton);
•disease epidemics and health related concerns, such as the COVID-19 pandemic, which could result in (and in the case of the pandemic, has resulted in certain of the following) a significant decrease in factory and shipping capacity, closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
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

•the implementation of new or increased duties, tariffs, taxes and other charges on imports; and
•the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions, such as the listing of a person or entity as a SDN (Specially Designated Nationals and Blocked Persons) by the United States Department of the Treasury’s Office of Foreign Assets Control and the issuance of WROs by the United States Customs and Border Patrol.

The United States government imposed additional tariffs in 2019 on a variety of imports from China, including certain categories of apparel, footwear and accessories, resulting in an increase in our cost of goods sold for that product. We imported approximately $25 million of inventory into the United States from China in 2021. We continuously look for alternative sourcing options, but we may not be able to shift timely, if at all, production from China or any other country bound for the United States or other applicable country. In addition, higher costs in sourcing from other countries, including because others in the industry are looking to move production for the same reason, may make the move price-prohibitive. We may not be able to pass the entire cost increase resulting from tariffs, duties, taxes or other expenses onto consumers or could choose not to. Any increase in prices to consumers could have an adverse impact on our direct sales to consumers, as well as sales by our wholesale customers and our licensees. Any adverse impact on such sales or increase in our cost of goods sold could have a material adverse effect on our business and results of operations.

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

If our suppliers, licensees, or other business partners, or the suppliers used by our licensees, fail to use legal and ethical business practices, our business could suffer.

We require our suppliers, licensees and other business partners, and the suppliers used by our licensees, to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices. We audit, or have third parties audit, the operations of these independent parties to determine compliance. We were a member of the Accord on Fire and Building Safety in Bangladesh and are a member of its successors, the mission of each of which is to improve fire and building safety in Bangladesh’s apparel factories. We also collaborate with factories, suppliers, industry participants and other stakeholders to improve the lives of the workers and others in our sourcing communities. However, we do not control our business partners, or the suppliers used by our licensees, including with respect to their labor, manufacturing and other business practices.

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

We are dependent on third parties to source and manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business.

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

Our business is susceptible to risks associated with climate change and an increased focus by stakeholders on climate change, which may adversely affect our business and results of operations.

Our business is susceptible to risks associated with climate change, including potential disruptions to our supply chain and impacts on the availability and costs of raw materials. Increased frequency and severity of adverse weather events (such as storms and floods) due to climate change could also cause increased incidence of disruption to the production and distribution of our products, an adverse impact on consumer demand and spending, and/or more frequent store closures and/or lost sales as customers prioritize basic needs. In addition, certain of our wholesale customers have begun to establish sourcing requirements related to sustainability. As a result, we have received requests for sustainability related information about our products and, in some cases, customers have required that certain of our products include sustainable materials or packaging, which may result in higher raw material and production costs. Our inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for our products. Further, certain online sellers of our products have begun to identify to consumers and help consumers limit purchases to product the sellers identify as being more sustainable. Our failure to offer products that meet these sustainability standards could result in decreased demand for our products and lost sales.

There is an increased focus, including by governmental and nongovernmental organizations, investors, customers, consumers, our associates and other stakeholders on climate change matters, including increased pressure to expand our disclosures, make and establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. There are also efforts to pass legislation that would have the same effect and subject us to legal liability, including private rights of action, for violations. The performance metrics we may disclose, such as greenhouse gas emissions and water usage may influence our reputation and the value of our brand. Our failure to establish targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of our brands and sales of and demand for our products. We also may incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet our climate change targets and commitments.

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
•appropriately pricing products and creating an acceptable value proposition for customers, including increasing prices to mitigate inflationary pressures while minimizing the risks of dampening consumer demand;
•providing strong and effective marketing support;
•ensuring product availability and optimizing supply chain efficiencies with third party suppliers and retailers; and
•obtaining sufficient retail floor space and effective presentation of our products at retail locations, on digital commerce sites operated by our department store customers and pure play digital commerce retailers, and on our digital commerce sites.

The failure to compete effectively or to keep pace with rapidly changing consumer preferences and technology and product trends could have a material adverse effect on our business, financial condition and results of operations.

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

Continued volatility in the availability and prices for commodities and raw materials we use in our products (such as cotton) and inflationary pressures, including the increased freight costs we have experienced in 2021 and the expected increases in costs of labor, raw materials and ocean freight in 2022, have resulted, and are expected to continue to result, in increased pricing pressures and, in turn, pressure on our margins. We may not be able to implement price increases that fully mitigate the impact of these higher costs and/or any such price increases could have an adverse impact on consumer demand for our products. As well, consumer spending may also be negatively impacted by reduced earnings power, which could result in lower sales of our products.

If we are unable to manage our inventory effectively and accurately forecast demand for our products, our results of operations could be materially adversely affected.

We have made and continue to make investments in our supply chain management systems and processes that enable us to respond more rapidly to changes in sales trends and consumer demands and enhance our ability to manage inventory. However, there can be no assurance that we will be able to anticipate and respond successfully to changing consumer tastes and style trends or economic conditions and, as a result, we may not be able to manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, including, for example, as has occurred as a result of the

COVID-19 pandemic, we may at times experience excess inventory levels or a shortage of product required to meet demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on the reputation of our brands and our profitability. If we underestimate consumer demand for our products, we may not have sufficient inventories of product to meet consumer requirements in a timely manner, which could result in lost revenues, as well as damage to our reputation and relationships.

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

We have completed acquisitions that have not performed initially as well as expected or have not fully achieved expected benefits and we cannot assure you that any acquisition will not have a material adverse impact on our financial condition and results of operations.

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

We had outstanding as of January 30, 2022 an aggregate principal amount of $2.368 billion of indebtedness under our senior unsecured credit facilities, our senior unsecured notes and our unsecured debentures. Our level of debt could have important consequences to investors, including:
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

Our inability to comply with these financial covenants may require us to seek relief in the form of a covenant waiver, as we did in June 2020. Covenant waivers may lead to fees associated with obtaining the waiver, increased costs, increased interest rates, additional restrictive covenants and other lender protections that would be applicable to us under these facilities, and such increased costs, restrictions and modifications may be significant. In addition, our ability to provide additional lender protections under these facilities if necessary, including the granting of security interests in collateral, will be limited by the restrictions under our other debt facilities. There can be no assurance that we would be able to obtain future waivers in a timely manner, on terms acceptable to us, or at all. If we were not able to obtain a covenant waiver in the future under our senior unsecured credit facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facilities.

Our business is exposed to foreign currency exchange rate fluctuations and control regulations.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for further discussion of the impacts of foreign currency on our results of operations and cash flows.

Our results of operations will be unfavorably impacted by foreign currency translation during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Australian dollar, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies. Our results of operations are similarly affected by the transactional impact of foreign currency, and will be unfavorably impacted during times of a strengthening United States dollar as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold and favorably impacted during times of a weakening United States dollar as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We currently use and plan to continue to use foreign currency forward exchange contracts to mitigate the cash flow or market risks associated with these inventory transactions, but we are unable to eliminate these risks entirely.

We conduct business in countries that have laws and regulations that may restrict the ability of our foreign subsidiaries to pay dividends and remit cash to affiliated companies and, as a result, may limit our ability to utilize cash generated by certain of our foreign subsidiaries to make payments in other countries. Such restrictions could require us to redirect cash that we were otherwise planning to use elsewhere in our business, which may have an adverse impact on our business.

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

Our operating performance also may be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year. These gains and losses can be significant and can create volatility in our operating results. As a result of the recent volatility in the financial markets due, among other reasons, to the impact of the COVID-19 pandemic and the war in Ukraine, there continues to be significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2022. We may incur a significant actuarial gain or loss in 2022 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference in the actual and expected return on plan assets.

Our balance sheet includes a significant amount of intangible assets and goodwill, as well as long-lived assets in our retail stores. A decline in the estimated fair value of an intangible asset or of a reporting unit or in the current and projected cash flows in our retail stores could result in impairment charges recorded in our operating results, which could be material.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Long-lived assets, such as operating lease right-of-use assets and property, plant and equipment in our retail stores and intangible assets with finite lives, are tested for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. Please see the section entitled “Critical Accounting Policies and Estimates” within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for further discussion of our impairment testing. If any of our goodwill, other indefinite-lived intangible assets or long-lived assets were determined to be impaired, the asset would be written down and an impairment charge would be recognized as a noncash expense in our operating results.

Adverse changes in future market conditions, a shift in consumer buying trends or weaker operating results compared to our expectations, including, for example, as has occurred as a result of the COVID-19 pandemic and may occur as a result of the war in Ukraine, may impact (and, in the case of the pandemic, have impacted) our projected cash flows and estimates of weighted average cost of capital, which could result (and, in the case of the pandemic, has resulted) in a material impairment charge if we are unable to recover the carrying value of our goodwill, other indefinite-lived intangible assets and long-lived assets (as occurred for some of these assets as a result of the impact of the pandemic).

We determined in the first quarter of 2020 that the significant adverse impacts of the COVID-19 pandemic on our business, including an unprecedented material decline in revenue and earnings and an extended decline in our stock price and associated market capitalization, was a triggering event that required us to perform impairment testing of our goodwill and indefinite-lived intangible assets. The interim testing resulted in us recording $926 million of noncash impairment charges in the first quarter of 2020. We also determined that certain finite-lived intangible assets, which had a relatively short remaining useful life, were not recoverable and, therefore, impaired due to the adverse impacts of the pandemic on the current and projected performance of the underlying businesses. No further impairments of our goodwill and other intangible assets were recorded in 2020 or in 2021. As of January 30, 2022, we had $2.829 billion of goodwill and $3.307 billion of other intangible assets on our balance sheet, which together represented 49% of our total assets.

We also recorded $75 million of noncash impairment charges in 2020 related to operating lease right-of-use assets and property, plant and equipment in our retail stores, resulting from the adverse impacts of the COVID-19 pandemic on the financial performance of certain of our retail stores and the shift in consumer buying trends from brick and mortar retail stores to digital channels.

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

We utilize a risk-based, multi-layered information security approach based on the NIST (National Institute of Standards and Technology) Cybersecurity Framework to identify and address cybersecurity risks. We take measures to protect data and ensure those who use our systems are aware of the importance of protecting our systems and data. These include implementation of security standards, network system security tools, associate training programs and security breach procedures. To measure the effectiveness of these, we perform phishing exercises, tabletop breach exercises and penetration tests. Our training provided to all associates who have access to our systems includes regular phishing tests and online courses. Two courses were conducted in 2021, as were 11 tests. We have an escalating schedule of discipline for test failures, which includes additional training and would ultimately lead to loss of access rights. Certain trainings also are administered to the members of the Board of Directors, one of which annually is typically mandatory. In addition, to measure and assess compliance, our information security approach is subject to a bi-annual assessment of its maturity within the NIST Cybersecurity Framework by an independent third party consultant.

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

We collect, use, store, and otherwise process or rely upon access to data, including personally identifiable information, of consumers, employees, and other individuals in the daily conduct of our business. There have been significant enactments and developments in the area of data privacy and cybersecurity laws and regulations, such as the GDPR in the European Union, the CCPA/CPRA in California, PIPL in China and LGPD in Brazil. These laws and regulations have caused and could continue to cause us to change the way we operate, including in a less efficient manner, in order to comply with these laws. We have a global data privacy program and, as discussed above, have guidelines and a training program to ensure our associates understand the laws and how to collect, use and protect our confidential data (including personally identifiable information). However, our compliance efforts are not an assurance that we will not be the subject of regulatory or other legal actions. We could expend significant management and associate time and incur significant cost investigating and defending ourselves against the claims in any such matter, which matters also could result in us being the subject of significant fines, judgments or settlements. In addition, any such claim could give rise to significant reputational damages, whether or not we ultimately are successful in defending ourselves.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties that we occupied as of January 30, 2022 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate and Tommy Hilfiger administrative offices and showrooms	Leased	220,000
New York, New York	Calvin Klein and Heritage Brands administrative offices and showrooms	Leased	474,000
Bridgewater, New Jersey	Corporate and retail administrative offices	Leased	285,000
Banksmeadow, Australia	Tommy Hilfiger, Calvin Klein and Heritage Brands administrative offices, showrooms, warehouse and distribution center	Leased	243,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	487,000
Venlo/Oud Gastel/Sevenum, The Netherlands	Warehouse and distribution centers	Leased	2,450,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Palmetto, Georgia	Warehouse and distribution center	Leased	983,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	778,000
Hong Kong SAR, China	Corporate, Tommy Hilfiger and Calvin Klein administrative offices	Leased	163,000

We consolidated our offices in New York, New York in 2021 and we no longer occupy our offices in 200 Madison Avenue, New York, New York, in connection with actions taken to reduce our real estate footprint, including reductions in office space and select store closures. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these actions.

We closed our manufacturing facility in Hawassa, Ethiopia in the fourth quarter of 2021. Please see Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

In addition, as of January 30, 2022, we leased certain other administrative offices and showrooms in various domestic and international locations. We also leased and operated as of January 30, 2022, approximately 1,600 retail locations in the United States, Canada, Europe, Asia-Pacific and Brazil.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PVH.” Certain information with respect to the dividends declared on our common stock appear in the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest included in Item 8 of this report. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 14, 2022, there were 519 stockholders of record of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2021 -
November 28, 2021	324,829	$118.97	323,521	$385,384,797
November 29, 2021 -
January 2, 2022	802,247	101.82	798,608	304,081,029
January 3, 2022 -
January 30, 2022	797,486	102.56	791,500	222,936,490
Total	1,924,562	$105.02	1,913,629	$222,936,490
___________________

(1)The PVH Corp. Board of Directors has authorized over time since 2015 an aggregate $2.0 billion stock repurchase program through June 3, 2023. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. We suspended share repurchases under our stock repurchase program beginning in March 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, we entered into an amendment to our senior unsecured credit facilities in June 2020, under which share repurchases were not permitted until after the relief period. However, effective June 10, 2021, the relief period was terminated and we were permitted to resume share repurchases.

(2)Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2021 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the S&P 500 Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended January 30, 2022.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
01/29/17
02/04/18
02/03/19
02/02/20
01/31/21
01/30/22
PVH Corp.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

Value of $100.00 invested after 5 years:

Our Common Stock	$103.60
S&P 500 Index	$211.72
S&P 500 Apparel, Accessories & Luxury Goods Index	$105.59

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest global apparel companies in the world, with a history going back 140 years. In March 2020, we marked our 100-year anniversary as a listed company on the New York Stock Exchange. We manage a portfolio of iconic brands, including TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and True&Co., which are owned, Van Heusen, IZOD, ARROW, and Geoffrey Beene, which we owned through the second quarter of 2021 and now license back for certain product categories, and other licensed brands. We also had a perpetual license for Speedo in North America and the Caribbean until April 6, 2020. We entered into a definitive agreement during the second quarter of 2021 to sell certain of our heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business, to ABG and other parties. We completed the sale on the first day of the third quarter of 2021.

Our business strategy is to win with the consumer by driving brand and product relevance, while strengthening our commitment to sustainability and circularity. We are focused on driving the success of our product by focusing on key growth categories across certain lifestyles, and developing the best hero product that the consumer desires, connecting the products closer to where the consumer is going and driving pricing power. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer differentiated products to a broad range of consumers, reducing our reliance on any one demographic group, product category, price point, distribution channel or region. We also license the use of our trademarks to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

We generated revenue of $9.2 billion, $7.1 billion and $9.9 billion in 2021, 2020 and 2019 respectively. Over 60% of our revenue in 2021 and 2020, and over 50% of our revenue in 2019, was generated outside of the United States. Our business was significantly negatively impacted by the COVID-19 pandemic during 2020, resulting in an unprecedented material decline in revenue. Revenue in 2021 continued to be negatively impacted by the pandemic and related supply chain disruptions, although to a much lesser extent than in 2020. Our iconic brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue during 2021, and over 85% of our revenue during 2020 and 2019.

RESULTS OF OPERATIONS

Recent Developments in Ukraine

As a result of the war in Ukraine, we made the decision to temporarily close our stores and pause commercial activities in Russia and Belarus as of March 7, 2022. Additionally, while we have no direct operations in Ukraine, virtually all of our wholesale customers and franchisees in Ukraine have closed their stores, which has resulted in a reduction in shipments to these customers and canceled orders. Approximately 2% of our revenue in 2021 was generated in Russia, Belarus and Ukraine. As such, we expect the war in Ukraine will have a negative impact on our revenue and net income in 2022 of approximately $175 million and $50 million, respectively. The war has also led to, and may lead to further, broader macroeconomic implications, including the recent weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending. There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts to the broader European market, will impact our business, financial condition and results of operations in 2022.

Inflationary pressures

We currently expect that inflationary pressures, including increased labor, raw materials and freight costs, will negatively impact our earnings in 2022. We currently plan to implement price increases, beginning in the first half of 2022 and to a greater extent in the second half of 2022, to mitigate these higher costs, to the extent possible, while attempting to minimize the risks of decreasing consumer purchasing of our products. The extent of price increases will vary by region and product category. Inflation did not have a significant impact on our results of operations in 2021, 2020 or 2019.

COVID-19 Pandemic Update

The COVID-19 pandemic has had, and may continue to have, a significant impact on our business, results of operations, financial condition and cash flows from operations.

Our stores have been, and continue to be, impacted by temporary closures, reduced hours, reduced occupancy levels and high absenteeism as a result of the pandemic:

•Virtually all of our stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020. Most stores reopened in June 2020 but operated at significantly reduced capacity. Our stores in Europe and North America continued to face significant pressure throughout 2020 as a result of the pandemic, with the majority of our stores in Europe and Canada closed during the fourth quarter.

•During the first quarter of 2021, pandemic-related pressures on our stores included temporary closures for a significant percentage of our stores in Europe, Canada and Japan. Pressures on our stores continued throughout 2021, with certain stores in Europe, Japan and Australia temporarily closed for varying periods of time in the second quarter, the majority of our stores in Australia closed temporarily in the third quarter, and the temporary closure of certain stores in Europe and China for varying periods of time in the fourth quarter. Further, a significant percentage of our stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic, particularly the Omicron variant. Pressures have continued into the first quarter of 2022, with strict lockdowns in China and Hong Kong SAR resulting in temporary store closures and the temporary pause of deliveries from our digital commerce businesses.

•In addition, our North America stores have been, and are expected to continue to be, challenged by the lack of international tourists coming to the United States, although to a lesser extent than in 2021. Stores located in international tourist destinations have historically represented a significant portion of that business.

Our brick and mortar wholesale customers and our licensing partners also have experienced significant business disruptions as a result of the pandemic, with several of our North America wholesale customers filing for bankruptcy in 2020. Our wholesale customers and franchisees globally generally have experienced temporary store closures and operating restrictions and obstacles in the same countries and at the same times as us. Although most of our wholesale customers’ and franchisees’ stores had reopened the majority of their locations across all regions by mid-June 2020, there was a significant level of inventory that remained in their stores. The elevated inventory levels, as well as lower traffic and consumer demand, resulted in a sharp reduction in shipments to these customers in 2020.

Our digital channels, which have historically represented a less significant portion of our overall business, experienced exceptionally strong growth during 2020, both with respect to sales to our traditional and pure play wholesale customers, as well as within our own directly operated digital commerce businesses across all brand businesses and regions. Digital penetration as a percentage of total revenue has remained consistent with 2020 at approximately 25%, despite the exceptionally strong growth in 2020. While our digital growth was less pronounced in 2021 as stores reopened and capacity restrictions lessened, we expect double digit growth in 2022. Digital penetration as a percentage of total revenue in 2022 is expected to remain consistent with 2021 at approximately 25%.

In addition, the pandemic has impacted, and continues to impact, our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The current vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries has delayed and could continue to delay product orders and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions have impacted, and continue to impact, our inventory levels, including in-transit goods, which currently remain elevated as compared to 2021, and our sales volumes. We have incurred in the second half of 2021, and expect to continue to incur in 2022, higher air freight and other logistics costs in connection with these disruptions. We continue to monitor these delays and other potential disruptions in our supply chain and will continue to implement mitigation plans as needed.

Throughout the pandemic, our top priority has been to ensure the health and safety of our associates, consumers and employees of our business partners around the world. Accordingly, we have implemented health and safety measures to support high standards in our stores, offices and distribution centers, including temporary closures, reduced occupancy levels, and social distancing and sanitization measures, as well as changes to fitting room use in our stores. We incurred in 2020 and 2021 additional costs associated with these measures.

The impacts of the COVID-19 pandemic resulted in an unprecedented material decline in our revenue and earnings in 2020, including $1.021 billion of pre-tax noncash impairment charges recognized during the year, primarily related to goodwill, tradenames and other intangible assets, and store assets. We took the following actions, starting in the first quarter of 2020, to reduce operating expenses in response to the pandemic and the evolving retail landscape: (i) reducing payroll costs, including temporary furloughs, salary and incentive compensation reductions, decreased working hours, and hiring freezes, as well as taking advantage of COVID-related government payroll subsidy programs primarily in international jurisdictions, (ii) eliminating or reducing expenses in all discretionary spending categories and (iii) reducing rent expense through rent abatements negotiated with landlords for certain stores affected by temporary closures. We also announced in July 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape, including (i) a reduction in our North America office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions, which has resulted in annual cost savings of approximately $80 million, and (ii) the exit from our Heritage Brands Retail business, which was completed in 2021. In March 2021, we announced plans to reduce our workforce, primarily in certain international markets, and to reduce our real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million. All costs related to these actions were incurred by the end of 2021.

We also have taken and continue to take actions to manage our working capital and liquidity. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

There is significant uncertainty due to the current war in Ukraine and its broader macroeconomic implications, inflationary pressures globally, as well as the continued uncertainty due to the COVID-19 pandemic and supply chain and logistics disruptions, which have resulted in and are expected to continue to result in delivery delays to wholesale customers and delayed inventory availability for our stores and digital commerce businesses. Our 2022 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2022 may be subject to significant material change.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,600 Company-operated free-standing store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,400 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide, principally under our TOMMY HILFIGER and Calvin Klein trademarks. We announced in 2020 a plan to exit our Heritage Brands Retail business, which consisted of 162 directly operated stores in North America and was completed in 2021. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as the following reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and, through the second quarter of 2021, (vi) Heritage Brands Retail. Our Heritage Brands Retail segment has ceased operations.

The following actions and transactions have impacted our results of operations and the comparability among the years, including our 2022 expectations, as discussed below:

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

•We announced in March 2021 plans to reduce our workforce, primarily in certain international markets, and to reduce our real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million. We recorded pre-tax costs of $48 million during 2021 consisting of (i) $28 million of noncash asset impairments, (ii) $16 million of severance and (iii) $4 million of contract termination and other costs. All costs related to these actions were incurred by the end of 2021. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We announced in July 2020 plans to streamline our North American operations to better align our business with the evolving retail landscape including (i) a reduction in our office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions (the “North America workforce reduction”), which has resulted in annual cost savings of approximately $80 million, and (ii) the exit from our Heritage Brands Retail business, which was substantially completed in the second quarter of 2021. We recorded pre-tax costs of $21 million during 2021 in connection with the exit from the Heritage Brands Retail business, consisting of (i) $11 million of severance and other termination benefits, (ii) $6 million of accelerated amortization of lease assets and (iii) $4 million of contract termination and other costs. We recorded pre-tax costs of $69 million during 2020, including (i) $40 million related to the North America workforce reduction, primarily consisting of severance, and (ii) $29 million in connection with the exit from the Heritage Brands Retail business, consisting of $15 million of severance, $7 million of noncash asset impairments and $7 million of accelerated amortization of lease assets and other costs. All costs related to the North America workforce reduction were incurred by the end of 2020. All costs related to the exit from the Heritage Brands Retail business were incurred by the end of 2021. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We licensed Speedo for North America and the Caribbean until April 2020, at which time we sold the Speedo North America business to Pentland, the parent company of the Speedo brand, for net proceeds of $169 million (the “Speedo transaction”). Upon the closing of the transaction, we deconsolidated the net assets of the Speedo North America business and no longer licensed the Speedo trademark. We recorded a pre-tax noncash loss of $142 million in the fourth quarter of 2019, when the Speedo transaction was announced, consisting of (i) a noncash impairment of our perpetual license right for the Speedo trademark and (ii) a noncash loss to reduce the carrying value of the business to its estimated fair value, less costs to sell. We recorded an additional pre-tax noncash net loss of $3 million in the first quarter of 2020 upon the closing of the Speedo transaction, consisting of (i) a $6 million noncash loss resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020, partially offset by (ii) a $3 million gain on our retirement plans. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We completed a transaction in 2019 in connection with which we terminated early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses in order to consolidate the socks and hosiery businesses for all of our brands in the United States and Canada in a newly formed joint venture, PVH Legwear LLC (“PVH Legwear”), and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. We own a 49% economic interest in PVH Legwear. PVH Legwear was formed with a wholly owned subsidiary of our former heritage brands trademarks socks and hosiery licensee, and licenses from us since December 2019 the rights to distribute and sell TOMMY HILFIGER, Calvin Klein, Warner’s and, through the second quarter of 2021, IZOD and Van Heusen socks and hosiery in the United States and Canada. Following the Heritage Brands transaction, PVH Legwear now licenses from ABG the rights to distribute and sell in these countries IZOD and Van Heusen socks and hosiery. We recorded a pre-tax charge of $60 million in 2019 in connection with these actions.

•We completed the Australia and the TH CSAP acquisitions in the second quarter of 2019. Prior to the closing of the Australia acquisition, we, along with Gazal, jointly owned and managed a joint venture, PVH Australia, which licensed and operated businesses in Australia, New Zealand and other parts of Oceania under the TOMMY HILFIGER, Calvin Klein and Van Heusen brands, along with other owned and licensed brands. PVH Australia came under our full control as a result of the Australia acquisition and we now operate directly those businesses. The aggregate net purchase price for the shares acquired was $59 million, net of cash acquired and after taking into account the proceeds from the divestiture to a third party of an office building and warehouse owned by Gazal in June 2019. Pursuant to the terms of the acquisition agreement, key executives of Gazal and PVH Australia exchanged a portion of their interests in Gazal for approximately 6% of the outstanding shares of our previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business, for which we recognized a liability on the date of the acquisition. We settled in June 2020 a portion of the liability for this mandatorily redeemable non-controlling interest for $17 million, and settled in June 2021 the remaining liability for $24 million. We completed the TH CSAP acquisition for $74 million and now operate directly the Tommy Hilfiger retail business in the Central and Southeast Asia market. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

•We announced in January 2019 a restructuring in connection with strategic changes for our Calvin Klein business (the “Calvin Klein restructuring”). The strategic changes included (i) the closure of the CALVIN KLEIN 205 W39 NYC brand, (ii) the closure of the flagship store on Madison Avenue in New York, New York, (iii) the restructuring of the Calvin Klein creative and design teams globally, and (iv) the consolidation of operations for the men’s Calvin Klein Sportswear and Calvin Klein Jeans businesses. We recorded pre-tax costs of $103 million during 2019 in connection with the Calvin Klein restructuring, consisting of a $30 million noncash lease asset impairment resulting from the closure of the flagship store on Madison Avenue in New York, New York, $26 million of contract termination and other costs, $26 million of severance, $13 million of inventory markdowns and $9 million of other noncash asset impairments. All costs related to this restructuring were incurred by the end of 2019.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 60% of our 2021 revenue was subject to foreign currency translation. The United States dollar strengthened against most major currencies in 2019 and into the first half of 2020, but then weakened against those currencies in the latter half of 2020, particularly the euro, which is the foreign currency in which we transact the most business. While the United States dollar continued to weaken against the euro in the first half of 2021, it has strengthened against the euro in the second half of 2021 and into 2022. Our 2021 revenue and net income increased by approximately $140 million and $25 million, respectively, as compared to 2020 due to the impact of foreign currency translation. However, we currently expect our 2022 revenue and net income to decrease by approximately $355 million and $50 million, respectively, due to the impact of foreign currency translation.

There is also a transactional impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. Our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations in the year following their inception, as the underlying inventory hedged by the contracts is sold. Our 2021 net income increased by approximately $30 million as compared to 2020 due to the transactional impact of foreign currency. We currently expect our 2022 net income to decrease by approximately $10 million due to the transactional impact of foreign currency.

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

The following table summarizes our statements of operations in 2021, 2020 and 2019:

	2021	2020	2019
(Dollars in millions)
Net sales	$8,724	$6,799	$9,400
Royalty revenue	340	260	380
Advertising and other revenue	91	74	129
Total revenue	9,155	7,133	9,909
Gross profit	5,324	3,777	5,388
% of total revenue	58.2%	53.0%	54.4%
SG&A	4,454	3,983	4,715
% of total revenue	48.7%	55.8%	47.6%
Goodwill and other intangible asset impairments	—	933	—
Non-service related pension and postretirement (income) cost	(64)	(76)	90
Debt modification and extinguishment costs	—	—	5
Other (gain) loss, net	(119)	3	29
Equity in net income (loss) of unconsolidated affiliates	24	(5)	10
Income (loss) before interest and taxes	1,077	(1,072)	559
Interest expense	109	125	120
Interest income	4	4	5
Income (loss) before taxes	973	(1,193)	444
Income tax expense (benefit)	21	(56)	29
Net income (loss)	952	(1,137)	415
Less: Net loss attributable to redeemable non-controlling interest	(0)	(1)	(2)
Net income (loss) attributable to PVH Corp.	$952	$(1,136)	$417

Total Revenue

Total revenue was $9.155 billion in 2021, $7.133 billion in 2020 and $9.909 billion in 2019. Virtually all of our stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020 but had reopened in June 2020 and were operating at significantly reduced hours and capacity for the remainder of 2020. Further, our stores in Europe and North America continued to face significant pressure as a result of the pandemic, with the majority of our stores in Europe and Canada closed during the fourth quarter of 2020. Pandemic-related pressures on our stores continued during 2021, although to a much lesser extent than in the prior year period, with a significant percentage of our stores in Europe, Canada and Japan temporarily closed for varying periods of time throughout the first half of 2021, the majority of our stores in Australia closed temporarily during the third quarter of 2021, and certain stores in Europe and China temporarily closed for varying periods of time during the fourth quarter of 2021. Additionally, a significant percentage of our stores globally continued to operate on reduced hours and capacity in 2021, with additional pressure during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic, particularly the Omicron variant. The increase in revenue of $2.022 billion, or 28%, in 2021 as compared to 2020 reflected:

•The addition of an aggregate $1.067 billion of revenue, or a 29% increase compared to the prior year, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a positive impact of $74 million, or 2%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 32% (including a 2% positive foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 22%.

•The addition of an aggregate $1.022 billion of revenue, or a 39% increase compared to the prior year, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a positive impact of $60 million, or 2%, related to foreign currency translation. Calvin Klein International segment revenue increased 39% (including a 3% positive foreign currency impact). Revenue in our Calvin Klein North America segment increased 38%.

•The reduction of an aggregate $67 million of revenue, or an 8% decrease compared to the prior year, attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments, which included a 27% decline resulting from (i) the Heritage Brands transaction that closed on the first day of the third quarter of 2021, (ii) the exit from the Heritage Brands Retail business, which was substantially completed in the second quarter of 2021, and (iii) the April 2020 closing of the Speedo transaction.

Our 2021 revenue reflected a 38% increase in revenue through our wholesale distribution channel, inclusive of a 3% reduction from the Heritage Brands transaction, and an 18% increase in revenue through our direct-to-consumer distribution channel, inclusive of a 3% reduction from the exit of the Heritage Brands Retail business. Sales through our directly operated digital commerce businesses increased 15% as compared to the prior year on top of exceptionally strong growth in 2020. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, as a percentage of total revenue was approximately 25%.

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

•The reduction of an aggregate $672 million of revenue, or a 44% decrease compared to the prior year, attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments, which included a 12% decline resulting from the April 2020 sale of the Speedo North America business.

Our 2020 revenue reflected a 30% decline in revenue through our wholesale distribution channel and a 25% decline in revenue through our direct-to-consumer distribution channel. Sales through our directly operated digital commerce businesses increased 69% as compared to 2019 driven by strong growth across all brand businesses and regions. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, as a percentage of total revenue doubled in 2020 as compared to 2019.

We currently expect revenue for the full year 2022 to increase approximately 2% to 3% compared to 2021, inclusive of a negative impact of approximately 4% related to foreign currency translation. Our 2022 outlook also reflects (i) a 2% reduction in revenue resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business and (ii) a 2% reduction resulting from our decision to temporarily close our stores and pause commercial activities in Russia and Belarus, as well as a reduction in wholesale shipments to Ukraine as a result of the war. We currently expect our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, as a percentage of total revenue to remain consistent with 2021. There is significant uncertainty due to the current war in Ukraine and its broader macroeconomic implications, inflationary pressures globally, as well as the continued uncertainty due to the COVID-19 pandemic and supply chain and logistics disruptions, which have resulted in and are expected to continue to result in delivery delays to wholesale customers and delayed inventory availability for our stores and digital commerce businesses. As such, our revenue in 2022 may be subject to significant material change.

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

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross margin for 2021, 2020 and 2019:

	2021	2020	2019
Components of revenue:
Net sales	95.3%	95.3%	94.9%
Royalty, advertising and other revenue	4.7	4.7	5.1
Total	100.0%	100.0%	100.0%
Gross margin	58.2%	53.0%	54.4%

Gross profit in 2021 was $5.324 billion, or 58.2% of total revenue, as compared to $3.777 billion, or 53.0% of total revenue, in 2020. The 520 basis point gross margin increase was primarily driven by (i) more full price selling, (ii) the impact of a change in the revenue mix between our International and North America segments as compared to the prior year as our International segments revenue was a larger proportion and generally carry higher gross margins, and (iii) the favorable impact of the weaker United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward exchange contracts 12 months in advance of the related inventory purchases, as the decreased local currency value of inventory results in lower cost of goods in local currency when the goods are sold. These improvements were partially offset by higher freight costs in 2021 than in the prior year, including an increase of approximately $35 million in air freight to mitigate ongoing supply chain and logistics delays.

Gross profit in 2020 was $3.777 billion, or 53.0% of total revenue, as compared to $5.388 billion, or 54.4% of total revenue, in 2019. The 140 basis point decrease in gross margin was primarily driven by (i) increased promotional selling as a result of the impact of the COVID-19 pandemic on the business, (ii) significant inventory reserves that had been recorded in the first quarter of 2020 as a result of the impact of the COVID-19 pandemic on the business, (iii) increased promotional selling and inventory liquidation in conjunction with the exit from our Heritage Brands Retail business and (iv) the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold, partially offset by (v) the impact of a change in the revenue mix between our International and North America segments as compared to the prior year as our International segments revenue was a larger proportion and generally carry higher gross margins.

We currently expect that gross margin in 2022 will be relatively flat as compared to 2021. Our expectation for 2022 includes increases primarily as a result of (i) the impact of a change in the revenue mix between our International and North America segments as compared to 2021, as our International segments revenue is expected to be a larger proportion in 2022 than in 2021 and generally carry higher gross margins and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from the Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower gross margins. These increases are expected to be mostly offset by the higher product, freight and other logistics costs, including ocean freight, we expect to incur in 2022 as a result of the recent inflationary pressures and the continued supply chain and logistics disruptions, which we expect to mitigate, to the extent possible, with planned price increases on select product categories.

SG&A Expenses

Our SG&A expenses were as follows:

	2021	2020	2019
(In millions)
SG&A expenses	$4,454	$3,983	$4,715
% of total revenue	48.7%	55.8%	47.6%

SG&A expenses in 2021 were $4.454 billion, or 48.7% of total revenue, as compared to $3.983 billion, or 55.8% of total revenue in 2020. The 710 basis point decrease was principally attributable to the leveraging of expenses driven by the increase in revenue. Also impacting the decrease were (i) cost savings resulting from the North America workforce reduction, (ii) the absence in 2021 of accounts receivable losses recorded in 2020 as a result of the COVID-19 pandemic, and (iii) the absence in 2021 of noncash store asset impairments recorded in 2020 resulting from the impacts of the pandemic on our business. These decreases were partially offset by (i) a reduction in 2021 of pandemic-related government payroll subsidy programs in international jurisdictions, as well as rent abatements negotiated with certain of our landlords, (ii) the absence in 2021 of temporary cost savings initiatives we implemented in April 2020 in response to the pandemic, including temporary furloughs, and salary and incentive compensation reductions, and (iii) the impact of the change in the revenue mix between our International and North America segments as compared to the prior year, as our International segments revenue was a larger proportion and generally carry higher SG&A expenses as percentages of total revenue.

SG&A expenses in 2020 were $3.983 billion, or 55.8% of total revenue, as compared to $4.715 billion, or 47.6% of total revenue in 2019. The 820 basis point increase was principally attributable to (i) the deleveraging of expenses driven by the significant decline in revenue resulting from the COVID-19 pandemic, (ii) the pre-tax noncash impairments of our store assets resulting from the impacts of the pandemic on our business, (iii) costs incurred in connection with the exit from our Heritage Brands Retail business, (iv) additional accounts receivable losses recorded as a result of the pandemic, (v) additional expenses associated with pandemic-related health and safety measures and (vi) the impact of the change in the revenue mix between our International and North America segments as compared to the prior year, as our International segments revenue was a larger proportion in 2020 than in 2019, and generally carry higher SG&A expenses as percentages of total revenue. These increases were partially offset by (i) a reduction in expenses as a result of the temporary cost savings initiatives we implemented in April 2020, including temporary furloughs, salary and incentive compensation reductions, and lower discretionary spending, (ii) pandemic-related government payroll subsidy programs primarily in international jurisdictions, as well as rent abatements, and (iii) the absence in 2020 of costs that were incurred in 2019 in connection with the Calvin Klein restructuring, the Socks and Hosiery transaction and the TH U.S store closures.

We currently expect that SG&A expenses as a percentage of revenue in 2022 will be relatively flat as compared to 2021. Our expectation for 2022 includes decreases primarily as a result of (i) the absence in 2022 of one-time costs recorded in 2021 associated with reductions in our workforce, primarily in certain international markets, and to reduce our real estate footprint and (ii) the absence in 2022 of costs incurred in 2021 in connection with the exit from our Heritage Brands Retail business. These decreases are expected to be mostly offset by (iii) the impact of a change in the revenue mix between our International and North America segments as compared to 2021, as our International segments revenue is expected to be a larger proportion in 2022 than in 2021 and generally carry higher SG&A expenses as a percentage of total revenue and (iv) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from the Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower SG&A expenses as a percentage of total revenue.

Goodwill and Other Intangible Asset Impairments

We recorded noncash impairment charges of $933 million during 2020 resulting from the impacts of the COVID-19 pandemic on our business, including $879 million related to goodwill and $54 million related to other intangible assets, primarily our then-owned ARROW and Geoffrey Beene tradenames. These impairments resulted from interim impairment assessments of our goodwill and other intangible assets, which we were required to perform in the first quarter of 2020 due to the adverse impacts of the pandemic on our then-current and estimated future business results and cash flows, as well as the significant decrease in our market capitalization as a result of a sustained decline in our common stock price. We have not recorded any further impairments of goodwill and other intangible assets since the first quarter of 2020. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Non-Service Related Pension and Postretirement (Income) Cost

Non-service related pension and postretirement (income) was $(64) million and $(76) million in 2021 and 2020, respectively, as compared to non-service related pension and postretirement cost of $90 million in 2019. Non-service related pension and postretirement (income) in 2021 and 2020 included actuarial gains on our retirement plans of $49 million and $65 million, respectively. Non-service related pension and postretirement cost in 2019 included an actuarial loss on our retirement plans of $98 million.

Please see Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Non-service related pension and postretirement (income) cost recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement (income) for 2022 will be approximately $(14) million. However, our expectation of 2022 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2022. We may incur a significant actuarial gain or loss in 2022 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference in the actual and expected return on plan assets. As such, our actual 2022 non-service related pension and postretirement (income) may be significantly different than our projections.

Debt Modification and Extinguishment Costs

We incurred costs totaling $5 million in 2019 in connection with the refinancing of our senior credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

Other (Gain) Loss, Net

We recorded a gain of $(119) million in the third quarter of 2021 in connection with the Heritage Brands transaction.

We recorded a noncash net loss of $3 million in the first quarter of 2020 in connection with the Speedo transaction.

We recorded a noncash loss of $142 million in the fourth quarter of 2019 in connection with the then-pending Speedo transaction.

We recorded a noncash gain of $(113) million in the second quarter of 2019 in connection with the Australia acquisition.

Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these transactions.

Equity in Net Income (Loss) of Unconsolidated Affiliates

The equity in net income (loss) of unconsolidated affiliates was $24 million of income in 2021 as compared to a $(5) million loss in 2020 and $10 million of income in 2019. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India (our two prior joint ventures in India merged in the third quarter of 2020), (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada, (v) PVH Australia (prior to acquiring it on May 31, 2019 through the Australia acquisition), (vi) our investment in Gazal (prior to acquiring it on May 31, 2019 through the Australia acquisition) and (vii) our investment in Karl

Lagerfeld Holding B.V. (“Karl Lagerfeld”) (prior to suspending the equity method of accounting for our investment in the first quarter of 2020 and after we resumed the equity method of accounting for our investment in the fourth quarter of 2021). The equity in net income (loss) of unconsolidated affiliates for 2020 also included a $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our investment in Karl Lagerfeld.

The equity in net income (loss) for 2021 increased as compared to 2020 primarily due to the absence in 2021 of the $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld recorded in 2020 resulting from the impacts of the COVID-19 pandemic on its business, as well as an increase in the income on our other investments. The equity in net (loss) income for 2020 decreased as compared to 2019 primarily due to (i) the $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld, and (ii) a reduction in income on our continuing investments due to the negative impacts of the COVID-19 pandemic on our unconsolidated affiliates’ businesses, partially offset by (iii) income on our investment in PVH Legwear in 2020.

We currently expect that our equity in net income (loss) of unconsolidated affiliates for 2022 will be relatively in line with 2021.

Interest Expense, Net

Interest expense, net decreased to $104 million in 2021 from $121 million in 2020 primarily due to (i) the impact of $1.030 billion of voluntary long-term debt repayments made during 2021, (ii) a decrease in interest rates as compared to 2020 and (iii) the absence in 2021 of a $5 million expense recorded in 2020 resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition, as the measurement period ended in 2020, partially offset by (iv) the full year impact in 2021 of the issuances in April 2020 of an additional €175 million principal amount of 3 5/8% senior unsecured notes due 2024 and in July 2020 of $500 million principal amount of 4 5/8% senior unsecured notes due 2025.

Interest expense, net increased to $121 million in 2020 from $115 million in 2019 primarily due to (i) the issuance of senior unsecured notes in April 2020 and July 2020, partially offset by (ii) lower interest rates on our senior unsecured credit facilities as compared to 2019. Also included in interest expense, net in 2020 and 2019 were expenses of $5 million and $9 million, respectively, resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the Australia acquisition.

Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

Interest expense, net in 2022 is currently expected to be approximately $90 million compared to $104 million in 2021 primarily due to the full year impact in 2022 of long-term debt repayments made during 2021.

Income Taxes

Income tax expense (benefit) was as follows:

	2021	2020	2019
(Dollars in millions)
Income tax expense (benefit)	$21	$(56)	$29
Income tax as a % of pre-tax income (loss)	2.1%	4.7%	6.5%

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings are in international jurisdictions, particularly in the Netherlands and Hong Kong SAR, where income tax rates, when coupled with special rates levied on income from certain of our jurisdictional activities, are lower than the United States statutory income tax rate. We benefitted from these special rates until the end of 2021.

Our effective income tax rate for 2021 was lower than the United States statutory income tax rate primarily due to (i) a $106 million benefit resulting from a tax accounting method change made in conjunction with our 2020 United States federal income tax return that provides additional tax benefits to the foreign components of our federal income tax provision, which resulted in a decrease to our effective income tax rate of 10.9%, (ii) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a decrease to our effective income tax rate of 9.7%, (iii) a $32 million benefit related to the remeasurement of certain net deferred tax assets in connection with the expiration of the special tax rates at the end of 2021, which resulted in a decrease to our effective income tax rate of 3.3%, and (iv) the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns, partially offset by (v) the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”).

The effective income tax rate for 2021 was 2.1% compared to 4.7% in 2020. The effective income tax rate for 2021 reflected a $21 million income tax expense recorded on $973 million of pre-tax income. The effective income tax rate for 2020 reflected a $(56) million income tax benefit recorded on $(1.193) billion of pre-tax losses. The 2021 effective income tax rate was lower than the effective income tax rate for 2020 primarily due to (i) the $106 million benefit resulting from a tax accounting method change made in conjunction with our 2020 United States federal income tax return that provides additional tax benefits to the foreign components of our federal income tax provision, (ii) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, and (iii) the $32 million benefit related to the remeasurement of certain net deferred tax assets in connection with the expiration of the special tax rates at the end of 2021, partially offset by (iv) the absence of the impact of the $879 million of pre-tax goodwill impairment charges recorded in 2020, which were mostly non-deductible in the prior year, and (v) the absence of a $33 million expense recorded in 2020 related to the remeasurement of certain of our net deferred tax liabilities in connection with the legislation enacted in the Netherlands known as the “2021 Dutch Tax Plan”, which became effective on January 1, 2021. The variance between the 2021 and 2020 effective income tax rates is also affected by the substantial change in our pre-tax income (loss). As a result, the effect that discrete tax amounts have on the effective income tax rate in each year is not comparable.

Our effective income tax benefit rate for 2020 was lower than the United States statutory income tax rate primarily due to (i) the unfavorable impact of the $879 million of pre-tax goodwill impairment charges, which were mostly non-deductible, and resulted in a 13.3% decrease to our effective income tax rate, (ii) the tax effects of GILTI, (iii) the mix of foreign and domestic pre-tax results and (iv) the $33 million expense related to the remeasurement of certain of our net deferred tax liabilities in connection with the enactment of the 2021 Dutch Tax Plan, which resulted in a decrease to our effective income tax rate of 2.8%, partially offset by (v) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in an increase to our effective income tax rate of 2.1%.

The effective income tax rate for 2020 was 4.7% compared to 6.5% in 2019. The effective income tax rate for 2020 reflected a $(56) million income tax benefit recorded on $(1.193) billion of pre-tax losses. The effective income tax rate for 2019 reflected a $29 million income tax expense recorded on $444 million of pre-tax income. The 2020 effective income tax rate was lower than the effective income tax rate for 2019 primarily due to (i) the impact of the $879 million of pre-tax goodwill impairment charges, which were mostly non-deductible, and (ii) a reduction in certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation and the settlement of a multi-year audit from an international jurisdiction in 2019. The variance between the 2020 and 2019 effective income tax rates is also affected by the substantial change in our pre-tax (loss) income. As a result, the effect that discrete tax amounts have on the effective income tax rate in each year is not comparable.

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

We currently expect that our effective income tax rate in 2022 will be in a range of 29% to 30%. Our expectation that our effective income tax rate in 2022 will be higher than the United States statutory income tax rate is principally due to (i) the tax effects of GILTI and (ii) the mix of foreign and domestic pre-tax results.

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

Redeemable Non-Controlling Interest

We formed a joint venture in Ethiopia with Arvind Limited (“Arvind”) named PVH Manufacturing Private Limited Company (“PVH Ethiopia”) to operate a manufacturing facility that produced finished products for us for distribution primarily in the United States. We held an initial economic interest of 75% in PVH Ethiopia, with Arvind’s 25% interest accounted for as a redeemable non-controlling interest (“RNCI”). We consolidated the results of PVH Ethiopia in our consolidated financial statements. We, together with Arvind, amended, effective May 31, 2021, the capital structure of PVH Ethiopia and we solely managed and effectively owned all economic interests in the joint venture. We closed the manufacturing facility in the fourth quarter of 2021. The closure did not have a material impact on our consolidated financial statements.

The net loss attributable to the redeemable non-controlling interest in PVH Ethiopia was immaterial in 2021, 2020 and 2019. As a result of the amendments to the capital structure of PVH Ethiopia, we no longer attribute any net income or loss in PVH Ethiopia to an RNCI. Please see Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Update

The COVID-19 pandemic had a significant impact on our business, results of operations, financial condition and cash flows in 2020. Given the unprecedented effects of the pandemic on our business, we took certain actions to improve our financial position in 2020, including the issuance in April 2020 of an additional €175 million principal amount of 3 5/8% senior unsecured notes due 2024 and in July 2020 of $500 million principal amount of 4 5/8% senior unsecured notes due 2025, as well as focused management of our working capital, with particular focus on our inventory levels, among others. We ended 2020 with $1.7 billion of cash on hand, which allowed us to make over $1.0 billion of voluntary long-term debt repayments during 2021, exceeding the incremental amount we borrowed during 2020.

We had also obtained a waiver in June 2020 of certain covenants under our senior unsecured credit facilities (referred to as the “June 2020 Amendment”). During the relief period (as defined below in the section entitled “2019 Senior Unsecured Credit Facilities”), the applicable margin for these facilities was increased 0.25% and we were not permitted to declare or pay dividends on our common stock or make share repurchases under our stock repurchase program, among other things. However, effective June 10, 2021, we terminated early this relief period and we were permitted to resume share repurchases and payment of dividends on our common stock at the discretion of the Board of Directors (as discussed below in the section entitled “2019 Senior Unsecured Credit Facilities”). We resumed share repurchases and reinstated dividends on our common stock during the third quarter of 2021. Please see the sections entitled “Acquisition of Treasury Shares” and “Dividends” below for further discussion.

We ended 2021 with $1.2 billion of cash on hand and approximately $1.5 billion of borrowing capacity available under our various debt facilities.

Cash Flow Summary and Trends

Cash and cash equivalents at January 30, 2022 was $1.242 billion, a decrease of $409 million from the $1.651 billion at January 31, 2021. The change in cash and cash equivalents included the impact of (i) $1.030 billion of voluntary long-term debt repayments, (ii) $344 million of completed common stock repurchases under the stock repurchase program and (iii) $216 million of net proceeds in connection with the closing of the Heritage Brands transaction.

Cash flow in 2022 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) mandatory long-term debt repayments of approximately $35 million, subject to exchange rate fluctuations, and (ii) expected common stock repurchases under the stock repurchase program of approximately $223 million, the remaining amount authorized under the program. There continues to be uncertainty with respect to the impacts of the COVID-19 pandemic and supply chain and logistics disruptions. Our cash flows may be subject to material significant change, including as a result of increased in-transit inventory levels or significant production delays and other working capital changes that we may experience as a result of the pandemic and supply chain and logistics disruptions.

As of January 30, 2022, $755 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $1.071 billion in 2021 compared to $698 million in 2020. The increase in cash provided by operating activities as compared to 2020 was primarily driven by a significant increase in net income (loss) as adjusted for noncash charges, partially offset by changes in our working capital, including (i) an increase in trade receivables, primarily driven by a significant increase in our wholesale revenue, (ii) an increase in inventories during the current period due to the planned increase in revenue in the first quarter of 2022, and (iii) a decrease in accounts payable, primarily due to the temporary extension of vendor payment terms for the majority of the prior year period. Our cash flows from operations in 2020 were significantly impacted by widespread temporary store closures and other significant adverse impacts of the COVID-19 pandemic on our business. In an effort to mitigate the impacts of the pandemic, we have been and continue to be focused on working capital management. During 2020, we were particularly focused on tightly managing inventories, which included reducing and cancelling inventory commitments, increasing promotional selling, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities in our consolidated statements of cash flows. We have been informed by the third party administrators of the SCF program that suppliers had elected to sell approximately $475 million of our payment obligations that were outstanding as of January 30, 2022 to financial institutions and approximately $1.7 billion had been settled through the program during 2021.

Capital Expenditures

Our capital expenditures in 2021 were $268 million compared to $227 million in 2020. We limited capital expenditures in 2020 to certain minimum required expenditures in our retail stores and expenditures for projects then in progress, primarily related to (i) investments to support the multi-year upgrade of our platforms and systems worldwide and (ii)

enhancements to our warehouse and distribution network. The capital expenditures in 2021 primarily related to continued investments for these projects in progress and investments in store renovations. We currently expect that capital expenditures for 2022 will increase to approximately $400 million and will primarily consist of investments in (i) new stores and store renovations, (ii) investments in our information technology infrastructure worldwide, including data centers and information security, (iii) continued investments in upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iv) enhancements to our warehouse and distribution network in Europe and North America.

Investments in Unconsolidated Affiliates

We own a 49% economic interest in PVH Legwear. We received a dividend of $2 million from PVH Legwear during 2021 and made payments of $2 million and $28 million to PVH Legwear during 2020 and 2019, respectively, to contribute our share of the joint venture funding.

We, along with Grupo Axo, S.A.P.I. de C.V., formed a joint venture (“PVH Mexico”) in 2016, in which we own a 49% economic interest. We received dividends of $17 million and $7 million from PVH Mexico during 2021 and 2019, respectively.

We held an approximately 22% ownership interest in Gazal and a 50% ownership interest in PVH Australia prior to May 31, 2019. These investments were accounted for under the equity method of accounting until the closing of the Australia acquisition on May 31, 2019, on which date we derecognized our equity investments in Gazal and PVH Australia and began to consolidate the operations of Gazal and PVH Australia into our financial statements. We received aggregate dividends of $6 million from Gazal and PVH Australia during 2019.

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

Heritage Brands Transaction

We completed the sale of certain of our heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business, to ABG and other parties on August 2, 2021 for net proceeds of $216 million, of which $223 million of gross proceeds were presented as investing cash flows and $7 million of transaction costs were presented as operating cash flows in the Consolidated Statement of Cash Flows for 2021. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

Australia Acquisition

We completed the Australia acquisition on May 31, 2019. This transaction resulted in a net cash payment of $59 million, including (i) a payment of $118 million, net of cash acquired of $7 million, as cash consideration for the acquisition and (ii) proceeds of $59 million from the divestiture to a third party of an office building and warehouse owned by Gazal. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

We purchased tranche 1 (50% of the shares) for $17 million in June 2020 and tranche 2 (the remaining 50% of the shares) for $24 million in June 2021 based on exchange rates in effect on the applicable payment dates. We presented these payments within the Consolidated Statements of Cash Flows as follows: (i) $13 million and $15 million as financing cash flows in 2020 and 2021, respectively, which represented the initial fair values of the liabilities for the tranche 1 and tranche 2 shares, respectively, recognized on the acquisition date, and (ii) $5 million and $9 million as operating cash flows in 2020 and 2021, respectively, for the tranche 1 and tranche 2 shares, respectively, attributable to interest. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Dividends

Cash dividends paid on our common stock totaled $3 million, $3 million and $11 million in 2021, 2020 and 2019, respectively.

We suspended our dividends following the $3 million payment of a $0.0375 per share dividend on our common stock on March 31, 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of the June 2020 Amendment, we were not permitted to declare or pay dividends during the relief period. However, effective June 10, 2021, the relief period was terminated and we were permitted to declare and pay dividends on our common stock at the discretion of the Board of Directors. Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion. We paid a $0.0375 per share dividend on our common stock in the fourth quarter of 2021.

We currently project that cash dividends on our common stock in 2022 will be approximately $10 million based on our current dividend rate, the number of shares of our common stock outstanding as of January 30, 2022, our estimate of stock to be issued during 2022 under our stock incentive plans and our estimate of stock repurchases during 2022.

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

We suspended share repurchases under the stock repurchase program beginning in March 2020, following the purchase of 1.4 million shares in open market transactions for $111 million completed earlier in the first quarter of 2020, in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of the June 2020 Amendment, we were not permitted to make share repurchases during the relief period. However, effective June 10, 2021, the relief period was terminated and we were permitted to resume share repurchases at management’s discretion. Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion.

During 2021, 2020 and 2019, we purchased approximately 3.3 million shares, 1.4 million shares and 3.4 million shares, respectively, of our common stock under the program in open market transactions for $350 million, $111 million and $325 million, respectively. Purchases of $6 million were accrued for in the Consolidated Balance Sheet as of January 30, 2022. Purchases of $500,000 that were accrued for in the Consolidated Balance Sheet as of February 2, 2020 were paid in the first quarter of 2020. As of January 30, 2022, the repurchased shares were held as treasury stock and $223 million of the authorization remained available for future share repurchases. In 2022, we expect to repurchase the remaining amount authorized under the program.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	1/30/22	1/31/21
Short-term borrowings	$11	$—
Current portion of long-term debt	35	41
Finance lease obligations	9	13
Long-term debt	2,318	3,514
Stockholders’ equity	5,289	4,730

In addition, we had $1.242 billion and $1.651 billion of cash and cash equivalents as of January 30, 2022 and January 31, 2021, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2019 Senior Unsecured Credit Facilities.” We had no borrowings outstanding under these facilities as of January 30, 2022 and January 31, 2021.

We also have the ability to draw revolving borrowings under our 364-day unsecured revolving credit facility discussed below in the section entitled “2021 Unsecured Revolving Credit Facility.” We had no borrowings outstanding under this facility during 2021.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $207 million based on exchange rates in effect on January 30, 2022 and are utilized primarily to fund working capital needs. We had $11 million outstanding under these facilities as of January 30, 2022 and no borrowings outstanding under these facilities as of January 31, 2021. The weighted average interest rate on funds borrowed as of January 30, 2022 was 0.17%. The maximum amount of borrowings outstanding under these facilities during 2021 was $41 million.

Commercial Paper

We have the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program during 2021. We had no borrowings outstanding under the commercial paper note program as of January 31, 2021.

The commercial paper note program allows for borrowings of up to $675 million to the extent that we have borrowing capacity under the United States dollar-denominated revolving credit facility included in the 2019 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, we replaced our 364-day $275 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021 (the “2020 facility”), with a new 364-day $275 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility will mature on April 27, 2022. We paid approximately $800,000 and $2 million of debt issuance costs in connection with the 2021 facility and 2020 facility, respectively. We had no borrowings outstanding under these facilities during 2021 and 2020.

Currently, our obligations under the 2021 facility are unsecured and are not guaranteed by any of our subsidiaries. However, within 120 days after the occurrence of a specified credit ratings decrease (as set forth in the 2021 facility), (i) we must cause each of our wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2021 facility and (ii) we and each subsidiary guarantor will be required to grant liens in favor of the collateral agent on substantially all of our respective assets (subject to customary exceptions).

The outstanding borrowings under the 2021 facility are prepayable at any time without penalty (other than customary breakage costs). The borrowings under the 2021 facility bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds effective rate plus 1/2 of 1.00% and (iii) a one-month reserve adjusted Eurocurrency rate plus 1.00% or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2021 facility.

The current applicable margin with respect to the borrowings as of January 30, 2022 was 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate loans. The applicable margin for borrowings is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

The 2021 facility requires us to comply with affirmative, negative and financial covenants, including a minimum interest coverage ratio and maximum net leverage ratio, which are subject to change in the event that, and in the same manner as, the minimum interest coverage ratio and maximum net leverage ratio covenants under the 2019 facilities are amended.

Finance Lease Obligations

Our cash payments for finance lease obligations totaled $5 million in each of 2021, 2020 and 2019.

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

2019 Senior Unsecured Credit Facilities

We refinanced the 2016 facilities on April 29, 2019 (the “Closing Date”) by entering into senior unsecured credit facilities (as amended, the “2019 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2016 facilities, as well as the related debt issuance costs.

The 2019 facilities consist of a $1.093 billion United States dollar-denominated Term Loan A facility (the “USD TLA facility”), a €500 million euro-denominated Term Loan A facility (the “Euro TLA facility” and together with the USD TLA facility, the “TLA facilities”) and senior unsecured revolving credit facilities consisting of (i) a $675 million United States dollar-denominated revolving credit facility, (ii) a CAD $70 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200 million euro-denominated revolving credit facility available in euro, Australian dollars and other agreed foreign currencies and (iv) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities are due on April 29, 2024. In connection with the refinancing in 2019 of our 2016 facilities, we paid debt issuance costs of $10 million (of which $3 million was expensed as debt modification costs and $7 million is being amortized over the term of the 2019 facilities) and recorded debt extinguishment costs of $2 million to write off previously capitalized debt issuance costs.

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

We had loans outstanding of $513 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, no borrowings outstanding under the senior unsecured revolving credit facilities and $13 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of January 30, 2022.

The terms of the TLA facilities require us to make quarterly repayments of amounts outstanding, which commenced with the calendar quarter ended September 30, 2019. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date for the first eight calendar quarters following the Closing Date, 5.00% per annum of the principal amount outstanding on the Closing Date for the four calendar quarters thereafter and 7.50% per annum of the principal amount outstanding on the Closing Date for the remaining calendar quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the TLA facilities. The outstanding borrowings under the 2019 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments we make would reduce the future required repayment amounts.

We made payments of $1.051 billion on our term loans under the 2019 facilities during 2021, which included the repayment of the outstanding principal balance under our United States dollar-denominated Term Loan A facility. We made payments of $14 million on our term loans under the 2019 facilities during 2020. We made payments of $71 million on our term loans under the 2019 facilities and repaid the 2016 facilities in connection with the refinancing of the senior credit facilities during 2019.

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

The current applicable margin with respect to the TLA facilities and each revolving credit facility as of January 30, 2022 was 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio, or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during 2021, 2020 and 2019:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of January 30, 2022		Fixed Rate	Expiration Date
March 2020	February 2021	$50	$—	(1)	0.562%	February 2023
February 2020	February 2021	50	—	(1)	1.1625%	February 2023
February 2020	February 2020	50	—	(1)	1.2575%	February 2023
August 2019	February 2020	50	—	(1)	1.1975%	February 2022
June 2019	February 2020	50	—	(1)	1.409%	February 2022
June 2019	June 2019	50	—		1.719%	July 2021
January 2019	February 2020	50	—		2.4187%	February 2021
November 2018	February 2019	139	—		2.8645%	February 2021
October 2018	February 2019	116	—		2.9975%	February 2021
June 2018	August 2018	50	—		2.6825%	February 2021
June 2017	February 2018	306	—		1.566%	February 2020

(1)    We terminated early the interest rate swap agreements due to expire in February 2022 and February 2023 in connection with the repayment of the outstanding principal balance under our USD TLA facility. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Our 2019 facilities require us to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. A breach of any of these operating or financial covenants would result in a default under the 2019 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of our other debt. Given the disruption to our business caused by the COVID-19 pandemic and to ensure financial flexibility, we amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate was delivered for the second quarter of 2021 (the “relief period”) unless we elected earlier to terminate the relief period and satisfied the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provided for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments required that we suspend payments of dividends on our common stock and purchases of shares under our stock repurchase program during the relief period. The June 2020 Amendment also provided that during the relief period the applicable margin would be increased 0.25%. In addition, under the June 2020 Amendment, in the event there was a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) we would have been required to cause each of our wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2019 facilities and (ii) we and each subsidiary guarantor would have been required to grant liens in favor of the collateral agent on substantially all of our respective assets (subject to customary exceptions). We terminated early, effective June 10, 2021, this temporary relief period and, as a result, the various provisions in the June 2020 Amendment described above were no longer in effect. Following the termination of the relief period, we were required to maintain a minimum interest coverage ratio and a maximum net leverage ratio, calculated in the manner set forth in the terms of the 2019 facilities. As of January 30, 2022, we were in compliance with all applicable financial and non-financial covenants under these facilities.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of January 30, 2022, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of January 30, 2022, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt.

Additional Cash Requirements

The following table summarizes current and long-term cash requirements as of January 30, 2022, which we expect to fund primarily with cash generated from operating cash flows and continued access to financial and credit markets:

	Cash Requirements
Description	Total	2022	2023-2024	2025-2026	Thereafter
(In millions)
Long-term debt(1)	$2,368	$35	$1,165	$500	$668
Interest payments on long-term debt	290	81	135	53	21
Short-term borrowings	11	11
Operating and finance leases(2)	1,814	428	591	351	444
Inventory purchase commitments(3)	1,072	1,072
Non-qualified supplemental defined benefit plans(4)	42	37	1	1	3
Other cash requirements(5)	101	57	37	7
Total	$5,698	$1,721	$1,929	$912	$1,136
______________________
(1)At January 30, 2022, the outstanding principal balance under our senior unsecured Term Loan A facilities was $515 million, which requires mandatory payments through April 29, 2024 (according to the mandatory repayment schedules). We also had outstanding $100 million of 7 3/4% debentures due November 15, 2023, $585 million of 3 5/8% senior unsecured euro notes due July 15, 2024, $500 million of 4 5/8% senior unsecured notes due July 10, 2025 and $668 million of 3 1/8% senior unsecured euro notes due December 15, 2027.
(2)We lease Company-operated free-standing retail store locations, warehouses, distribution centers, showrooms, office space, and certain equipment and other assets. Please see Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(3)Represents contractual commitments that are enforceable and legally binding for goods on order and not received or paid for as of January 30, 2022. Inventory purchase commitments also include fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. Substantially all of these goods are expected to be received and the related payments are expected to be made in 2022. This amount does not include foreign currency forward exchange contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(4)Represents cash requirements primarily related to benefit payments under our unfunded non-qualified supplemental defined benefit pension plan for certain employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement. Payments expected to be made within the next 12 months include $36 million of payments to certain vested senior executives who retired or terminated their employment in 2021 or who in 2021 announced their retirement or termination of their employment in 2022. Please see Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information on our supplemental defined benefit pension plans.
(5)Represents cash requirements primarily related to (i) information-technology service agreements, (ii) minimum contractual royalty payments under several license agreements we have with third parties, and (iii) advertising and sponsorship agreements.

Not included in the above table are contributions to our qualified defined benefit pension plans, or payments beyond the next 12 months to certain employees and retirees in connection with our unfunded supplemental executive retirement plans, or payments in connection with our unfunded postretirement health care and life insurance benefits plans. These cash requirements cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. Currently, we do not expect to make any material contributions to our pension plans in 2022. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $139 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $46 million of asset retirement obligations related to our obligation to dismantle or remove leasehold improvements from leased office, retail store or warehouse locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement due to the uncertainty of timing of future cash outflows associated with such obligations. Please see Note 22, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

MARKET RISK

Financial instruments held by us as of January 30, 2022 include cash and cash equivalents, short-term borrowings, long-term debt and foreign currency forward exchange contracts. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of January 30, 2022. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. The potential for a significant decrease in short-term interest rates is low due to the currently low rates of return we are receiving on our cash and cash equivalents and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at January 30, 2022, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $1.2 million annually. Borrowings under the 2019 facilities and 2021 facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2019 facilities and 2021 facility expose us to market risk for changes in interest rates. We consider the debt outstanding under these facilities and enter into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. No interest rate swap agreements were outstanding as of January 30, 2022. As of January 30, 2022, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the three-month Euro Interbank Offered Rate, which is currently negative. As such, a change in interest rates would have no impact on our variable interest expense. Please see “Liquidity and Capital Resources” above for further discussion of our credit facilities and interest rate swap agreements.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Over 60% of our $9.2 billion of revenue in 2021 and $7.1 billion of revenue in 2020, and over 50% of our $9.9 billion of revenue in 2019 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

Our 2021 revenue and net income increased by approximately $140 million and $25 million, respectively, as compared to 2020 due to the impact of foreign currency translation. We currently expect our 2022 revenue and net income to decrease by approximately $355 million and $50 million, respectively, due to the impact of foreign currency translation.

In 2021, we recognized unfavorable foreign currency translation adjustments of $268 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 8% since January 31, 2021. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 37% of our $6.1 billion total goodwill and other intangible assets as of January 30, 2022. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Our 2021 net income increased by approximately $30 million as compared to 2020 due to the transactional impact of foreign currency. We currently expect our 2022 net income to decrease by approximately $10 million due to the transactional impact of foreign currency.

Given our foreign currency forward exchange contracts outstanding at January 30, 2022, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $115 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we designated the carrying amount of our €1.125 billion aggregate principal amount of senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $125 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes.

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2022 net benefit cost related to the pension plans of approximately $7 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2022 net benefit cost of approximately $37 million.

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

Sales allowances and returns—We have arrangements with many of our department and specialty store customers to support their sales of our products. We establish accruals we believe will be required to satisfy our sales allowance obligations based on a review of the individual customer arrangements, which may be a predetermined percentage of sales in certain cases or may be based on the expected performance of our products in their stores. We also establish accruals, which are based on historical experience, an evaluation of current sales trends and market conditions, and authorized amounts, that we believe are necessary to provide for sales allowances and inventory returns. It is possible that the accrual estimates could vary from actual results, which would require adjustment to the allowance and returns accruals.

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for substantially all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends and forecasts, inventory aging and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable. We believe that all inventory write-downs required at January 30, 2022, have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the current conflict in Ukraine and its broader macroeconomic implications or the COVID-19 pandemic and the supply chain and logistics disruptions globally, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—We determined during 2021, 2020 and 2019 that certain long-lived assets were not recoverable, which resulted in us recording impairment charges. The long-lived asset impairments in 2021, which primarily related to certain office, retail store and shop-in-shop assets, including property, plant and equipment and operating lease-right-of-use assets, were primarily as a result of actions taken by us to reduce our real estate footprint, including reductions in office space, and the financial performance in certain of our retail stores and shop-in-shops. The long-lived asset impairments in 2020, which primarily related to certain retail store and shop-in-shop assets, including property, plant and equipment and operating lease-right-of-use assets, were as a result of the significant adverse impacts of the COVID-19 pandemic on our business, the impact of the shift in consumer buying trends from our brick and mortar retail stores to digital channels, and our decision in July 2020 to exit from the Heritage Brands Retail business. We also determined during 2020 that certain finite-lived customer relationship intangible assets were impaired due to the adverse impacts of the pandemic on the then-current and projected performance of the underlying businesses. The long-lived asset impairments in 2019, which primarily related to certain retail store and shop-in-shop assets, including property, plant and equipment and operating lease right-of-use assets, were primarily as a result of the closure of certain flagship and anchor stores in the United States and the financial performance in certain of our retail stores and shop-in-shops.

In addition, we determined during 2020 that our equity method investment in Karl Lagerfeld was impaired as a result of the adverse impacts of the pandemic on recent and projected business results.

To test long-lived assets for impairment, we estimated the undiscounted future cash flows and the related fair value of each asset. Undiscounted future cash flows were estimated using current sales trends and other factors and, in the case of operating lease right-of-use assets, using estimated sublease income or market rents. If the sum of such undiscounted future cash flows was less than the asset’s carrying amount, we recognized an impairment charge equal to the difference between the carrying amount of the asset and its estimated fair value. If different assumptions had been used, including the rate at which future cash flows were discounted, the recorded impairment charges could have been significantly higher or lower. Please see

Note 5, “Investments in Unconsolidated Affiliates,” Note 7, “Goodwill and Other Intangible Assets,” and Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the circumstances surrounding these impairments and the assumptions related to the impairment charges.

Allowance for credit losses on trade receivables—Trade receivables, as presented in our Consolidated Balance Sheets, are net of an allowance for credit losses. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as our expectations of conditions in the future. Because we cannot predict future changes in economic conditions and in the financial stability of our customers with certainty, including as a result of uncertainties surrounding the current conflict in Ukraine and its broader macroeconomic implications, and the ongoing effects of the COVID-19 pandemic, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for credit losses.

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

Goodwill Impairment Testing

2021 Annual Impairment Test

For the 2021 annual goodwill impairment test performed as of the beginning of the third quarter of 2021, we elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, we considered the results of our quantitative interim goodwill impairment test performed in the first quarter of 2020, discussed below in further detail, and the impact of (i) the weighted average cost of capital for each reporting unit as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in our 2020 interim test, (ii) a favorable change in our market capitalization and its implied impact on the fair value of our reporting units subsequent to the 2020 interim test, and (iii) our recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in our 2020 interim test.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from our annual impairment test in 2021.

2020 Annual Impairment Test

For the 2020 annual goodwill impairment test performed as of the beginning of the third quarter of 2020, we elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than the carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, we considered the results of our quantitative interim goodwill impairment test performed in the first quarter of 2020, discussed below in further detail, and the impact of (i) favorable changes in the weighted average cost of capital subsequent to the 2020 interim test, (ii) a favorable change in our market capitalization and its implied impact on the fair value of our reporting units subsequent to the 2020 interim test, and (iii) our recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in our 2020 interim goodwill impairment test.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from our annual impairment test in 2020.

2020 Interim Impairment Test

We determined in the first quarter of 2020 that the significant adverse impact of the COVID-19 pandemic on our business, including an unprecedented material decline in revenue and earnings and an extended decline in our stock price and associated market capitalization, was a triggering event that required us to perform a quantitative interim goodwill impairment test. As a result of the interim test performed, we recorded $879 million of noncash impairment charges in the first quarter of 2020, which were included in goodwill and other intangible asset impairments in our Consolidated Statement of Operations and allocated to our segments as follows: $198 million in the Heritage Brands Wholesale segment, $287 million in the Calvin Klein North America segment, and $394 million in the Calvin Klein International segment.

Of these reporting units, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International were determined to be partially impaired. The remaining carrying amount of goodwill allocated to these reporting units as of the date of our interim test was $162 million, $143 million and $347 million, respectively. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate assumptions for these businesses would have resulted in a change to the estimated fair value of the reporting units of approximately $80 million, $20 million and $140 million, respectively. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting units of approximately $60 million, $15 million and $125 million, respectively. While these reporting units were not determined to be fully impaired in the first quarter of 2020, at the time they were considered to be at risk of further impairment in the future if the related businesses did not perform as projected or if market factors utilized in the impairment analysis deteriorated. However, as discussed in the 2021 annual impairment test section above (i) the weighted average cost of capital for each of our reporting units has either improved or remained consistent with the weighted average cost of capital used in our 2020 interim test and (ii) our recent financial performance and updated financial forecasts have been consistent with or exceeded the projections used in our 2020 interim test.

With respect to our other reporting units that were not determined to be impaired, the Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount, as of the date of our interim test, of $2,949 million by 5%. The carrying amount of goodwill allocated to this reporting unit as of the date of our interim test was $1,558 million. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate of the Tommy Hilfiger International business would have resulted in a change to the estimated fair value of the reporting unit of approximately $355 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting unit of approximately $320 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired in the first quarter of 2020, at the time it was considered to be at risk of future impairment if the related business did not perform as projected or if market factors utilized in the impairment analysis deteriorated. However, as discussed in the 2021 annual impairment test section above (i) the weighted average cost of capital for each of our reporting units has either improved or remained consistent with the weighted average cost of capital used in our 2020 interim test and (ii) our recent financial performance and updated financial forecasts have been consistent with or exceeded the projections used in our 2020 interim test.

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

2019 Interim Impairment Test

In the fourth quarter of 2019, the Speedo transaction was a triggering event that indicated that the amount of goodwill allocated to the Heritage Brands Wholesale reporting unit, the reporting unit that included the Speedo North America business, could be impaired, prompting the need to perform an interim goodwill impairment test for this reporting unit. No goodwill impairment resulted from this interim test in 2019.

2019 Annual Impairment Test

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

Indefinite-Lived Intangible Assets Impairment Testing

2021 Annual Impairment Test

For the 2021 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2021, we elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, we considered the results of our interim impairment testing performed in the first quarter of 2020, discussed below in further detail, and the impact of (i) the weighted average cost of capital for each of our indefinite-lived intangible assets as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in our 2020 interim test, and (ii) our recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in our 2020 interim test.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of our indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from our annual impairment test in 2021.

2020 Annual Impairment Test

For the 2020 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2020, we elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, we considered the results of our interim impairment testing performed in the first quarter of 2020, discussed below in further detail, and the impact of (i) favorable changes in the weighted average cost of capital subsequent to the interim test and (ii) our recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in our 2020 interim test.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of our indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from our annual impairment test in 2020.

2020 Interim Impairment Test

We determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on our business was a triggering event that prompted the need to perform interim impairment testing of our indefinite-lived intangible assets. For the TOMMY HILFIGER, Calvin Klein, Warner’s and Olga tradenames, our then-owned Van Heusen tradename and the reacquired perpetual license rights for TOMMY HILFIGER in India, we elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of our prior annual indefinite-lived intangible asset impairment test in 2019 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 85% as of the date of our 2019 annual test. Considering this and other factors, we determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test in the first quarter of 2020 was not required.

For the then-owned ARROW and Geoffrey Beene tradenames and the reacquired perpetual license rights recorded in connection with the Australia acquisition, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, we recorded $47 million of noncash impairment charges in the first quarter of 2020 to write down the two tradenames. This included $36 million to write down the ARROW tradename, which had a carrying amount as of the date of our interim test of $79 million, to a fair value of $43 million, and $12 million to write down the Geoffrey Beene tradename, which had a carrying amount of $17 million, to a fair value of $5 million. The $47 million of impairment charges recorded in the first quarter of 2020 was included in goodwill and other intangible asset impairments in our Consolidated Statement of Operations and allocated to our Heritage Brands Wholesale segment. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate of the Arrow business would have resulted in a change to the estimated fair value of the tradename of approximately $5 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the ARROW tradename of approximately $5 million. Holding all other assumptions used in the interim test constant, a 100 basis point change to the annual revenue growth rate or weighted average cost of capital in the Geoffrey Beene business would have resulted in an immaterial change to the estimated fair value of the Geoffrey Beene tradename. The Van Heusen, ARROW and Geoffrey Beene tradenames were subsequently sold in the third quarter of 2021 in connection with the Heritage Brands transaction. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Heritage Brands transaction.

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

2019 Interim Impairment Test

In the fourth quarter of 2019, the Speedo transaction was a triggering event that prompted the need to perform an interim impairment test of the then-owned Speedo perpetual license right. As a result of this interim test, the perpetual license right was determined to be impaired and an impairment charge of $116 million was recorded to other (gain) loss, net in our Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Speedo transaction.

2019 Annual Impairment Test

For the 2019 annual impairment test of all indefinite-lived intangible assets performed as of the beginning of the third quarter of 2019, except for the Australia reacquired perpetual license rights, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate fair value. For the Australia reacquired perpetual license rights, since only a few months had passed since the acquisition on May 31, 2019 and the business had performed better than initially expected, we determined qualitatively that it was not more likely than not that the fair value of these reacquired perpetual license rights were less than the carrying amount and concluded that the quantitative impairment test was not required. The fair values of all of our indefinite-lived intangible assets substantially exceeded their carrying amounts, with the exception of the then-owned Speedo perpetual license right, which had a fair value that exceeded its carrying amount by 3% at the testing date.

Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of goodwill and indefinite-lived intangible assets.

There have been no significant events or change in circumstances since the date of the 2021 annual impairment tests that would indicate the remaining carrying amounts of our goodwill and indefinite-lived intangible assets may be impaired as of January 30, 2022. If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There is significant uncertainty related to the current conflict in Ukraine and its broader macroeconomic implications, as well as continued uncertainty about the impacts of the COVID-19 pandemic and the supply chain and logistics disruptions globally on our business. If economic conditions worsen as a result of the conflict in Ukraine and its related effects, or if the economic conditions caused by the pandemic do not recover as currently estimated by management, or market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, including cost increases or loss of major customers, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, we could incur additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

We revised during each of 2021, 2020 and 2019 the mortality assumptions used to determine our benefit obligations based on recently published actuarial mortality tables. These changes in life expectancy resulted in changes to the period for which we expect benefits to be paid. In 2021, the increase in life expectancy increased our benefit obligations and future expense. In 2020 and 2019, the decrease in life expectancy decreased our benefit obligations and future expense.

We also periodically review and revise, as necessary, other plan assumptions such as rates of compensation increases, retirement and termination based on historical experience and anticipated future management actions. During 2021, we revised these assumptions based on recent trends and our future expectations, which resulted in a decrease to our benefit obligations and future expense.

Actual results could differ from our assumptions, which would require adjustments to our balance sheet and could result in volatility in our future net benefit cost. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to our 2022 net benefit cost related to the pension plans of approximately $7 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to our projected 2022 net benefit cost of approximately $37 million.

Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth certain significant rate assumptions and information regarding our target asset allocation, which are used in performing calculations related to our pension plans.

Stock-based compensation—Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation cost over the requisite service period. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of our stock options and restricted stock units is recognized as expense over the requisite service period, net of actual forfeitures.

We use the Monte Carlo simulation model to determine the fair value of our contingently issuable performance shares that are subject to market conditions. This model uses assumptions that include the risk-free interest rate, expected volatility and expected dividend yield. The fair value of these awards is recognized as expense ratably over the requisite service period, net of actual forfeitures, regardless of whether the market condition is satisfied. The fair value of contingently issuable performance shares that are not based on market conditions is based on the quoted price of our common stock on the date of grant, reduced for the present value of any dividends expected to be paid on our common stock during the requisite service period, as these contingently issuable performance shares do not accrue dividends. We record expense for these awards over the requisite service period, net of actual forfeitures, based on the fair value and our current expectation of the probable number of shares that will ultimately be issued. Certain contingently issuable performance shares are also subject to a holding period of one year after the vesting date. For such awards, the grant date fair value is discounted for the restriction of liquidity, which is calculated using a model that is deemed appropriate after an evaluation of current market conditions.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-67 and F-68.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that a significant number of our employees continued to work remotely in 2021 due to the COVID-19 pandemic.

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

As a result of this multi-year implementation, we have made certain changes to our processes and procedures, including as a result of the functionality launched to date, which have resulted in changes to our internal control over financial reporting. However, these changes were not material. We expect to continue to make changes as we launch the commercial functionality for additional businesses in future periods. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting for material changes as processes and procedures in the affected areas evolve. For a discussion of risks related to the implementation of new systems and hardware, please see our Information Technology risk factor “We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach” in Item 1A. Risk Factors of this report.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2022. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Reports” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2022. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to the PVH Board of Directors and with respect to our Audit & Risk Management Committee, our Audit Committee Financial Expert and our Code of Ethics for the Chief Executive and Senior Financial Officers is incorporated herein by reference to the section entitled “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2022.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation Tables,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Corporate Governance - Committees - Compensation Committee” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons” and “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2022.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditor” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2022.

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

*10.8
PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective April 30, 2020 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021).

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

*10.17	Schedule of Non-Management Directors’ Fees, effective June 16, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended July 31, 2016).

*10.18	Schedule of Non-Management Directors’ Fees, effective June 20, 2019 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2020).

*10.19
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

*10.20	Employment Agreement, dated as of February 14, 2020, between PVH Corp. and Cheryl Abel-Hodges (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2020).

*10.21
Form of salary reduction consent and waiver signed by Stefan Larsson (on April 7, 2020), Michael Shaffer (on April 8, 2020) and Cheryl Abel-Hodges (on April 8, 2020) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020).

10.22
Credit Agreement, dated as of April 8, 2020, among PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner and Truist Bank as Documentation Agent (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020).

*10.23
Employment Agreement, dated as of June 2, 2020, between PVH B.V. and Martijn Hagman (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021).

*10.24	Transition Agreement, dated as of January 31, 2021, between PVH Corp. and Emanuel Chirico (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2021).

10.25
Credit Agreement, dated as of April 28, 2021, among PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Bank of America, N.A. as Documentation Agent, JPMorgan Chase Bank, N.A. as Documentation Agent, Joint Lead Arranger and Joint Lead Bookrunner, Royal Bank of Canada as Documentation Agent, Truist Bank as Documentation Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citizens Bank N.A as Documentation Agent, MUFG Bank, LTD. as Documentation Agent, U.S. Bank National Association as Documentation Agent, Wells Fargo Bank, National Association as Documentation Agent, BOFA Securities, Inc. as Joint Lead Arranger and Joint Lead Bookrunner, and RBC Capital Markets, LLC as Joint Lead Arranger and Joint Lead Bookrunner (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 2, 2021).

10.26
Second Amendment to Credit Agreement, dated as of April 28, 2021, entered into by and among PVH Corp, PVH Asia Limited, PVH B.V., each Lender party thereto and Barclays Bank PLC as administrative agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 2, 2021).

*,+10.27	Employment Agreement, effective as of November 1, 2019, between PVH Corp. and James Holmes.

*,+10.28	Salary reduction consent and waiver, dated as of April 9, 2020, signed by James Holmes.

*,+10.29	Employment Agreement, effective as of September 28, 2020, between PVH Corp. and Julie Fuller.

*,+10.30	Employment Agreement, effective as of February 16, 2021, between PVH Corp. and Patricia Donnelly Davidson.
+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of James W. Holmes, Executive Vice President, Interim Chief Financial Officer and Controller, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of James W. Holmes, Executive Vice President, Interim Chief Financial Officer and Controller, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated: March 30, 2022

PVH CORP.

By:	/s/ STEFAN LARSSON
Stefan Larsson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEFAN LARSSON	Director and Chief Executive Officer	March 30, 2022
Stefan Larsson	(Principal Executive Officer)

/s/ JAMES W. HOLMES	Executive Vice President, Interim Chief Financial	March 30, 2022
James W. Holmes	Officer and Controller (Interim Principal Financial Officer and Principal Accounting Officer)

/s/ HENRY NASELLA	Chairman (Director)	March 30, 2022
Henry Nasella

/s/ BRENT CALLINICOS	Director	March 30, 2022
Brent Callinicos

/s/ GEORGE CHEEKS	Director	March 30, 2022
George Cheeks

/s/ JOSEPH B. FULLER	Director	March 30, 2022
Joseph B. Fuller

/s/ JUDITH AMANDA SOURRY KNOX	Director	March 30, 2022
Judith Amanda Sourry Knox

/s/ V. JAMES MARINO	Director	March 30, 2022
V. James Marino

/s/ GERALDINE (PENNY) MCINTYRE	Director	March 30, 2022
Geraldine (Penny) McIntyre

/s/ AMY MCPHERSON	Director	March 30, 2022
Amy McPherson

/s/ ALLISON PETERSON	Director	March 30, 2022
Allison Peterson

/s/ EDWARD R. ROSENFELD	Director	March 30, 2022
Edward R. Rosenfeld

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Statements of Operations—Years Ended January 30, 2022, January 31, 2021 and February 2, 2020	F-2

Consolidated Statements of Comprehensive Income (Loss)—Years Ended January 30, 2022, January 31, 2021 and February 2, 2020	F-3

Consolidated Balance Sheets—January 30, 2022 and January 31, 2021	F-4

Consolidated Statements of Cash Flows—Years Ended January 30, 2022, January 31, 2021 and February 2, 2020	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest—Years Ended January 30, 2022, January 31, 2021 and February 2, 2020	F-6

Notes to Consolidated Financial Statements	F-7

Management’s Report on Internal Control Over Financial Reporting	F-67

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-68

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-72

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	2021	2020	2019
Net sales	$8,723.7	$6,798.7	$9,400.0
Royalty revenue	340.1	260.4	379.9
Advertising and other revenue	90.9	73.5	129.1
Total revenue	9,154.7	7,132.6	9,909.0
Cost of goods sold (exclusive of depreciation and amortization)	3,830.6	3,355.8	4,520.6
Gross profit	5,324.1	3,776.8	5,388.4
Selling, general and administrative expenses	4,453.9	3,983.2	4,715.2
Goodwill and other intangible asset impairments	—	933.5	—
Non-service related pension and postretirement (income) cost	(64.1)	(75.9)	90.0
Debt modification and extinguishment costs	—	—	5.2
Other (gain) loss, net	(118.9)	3.1	28.9
Equity in net income (loss) of unconsolidated affiliates	23.7	(4.6)	9.6
Income (loss) before interest and taxes	1,076.9	(1,071.7)	558.7
Interest expense	108.6	125.5	120.0
Interest income	4.4	4.2	5.3
Income (loss) before taxes	972.7	(1,193.0)	444.0
Income tax expense (benefit)	20.7	(55.5)	28.9
Net income (loss)	952.0	(1,137.5)	415.1
Less: Net loss attributable to redeemable non-controlling interest	(0.3)	(1.4)	(2.2)
Net income (loss) attributable to PVH Corp.	$952.3	$(1,136.1)	$417.3
Basic net income (loss) per common share attributable to PVH Corp.	$13.45	$(15.96)	$5.63
Diluted net income (loss) per common share attributable to PVH Corp.	$13.25	$(15.96)	$5.60
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	2021	2020	2019
Net income (loss)	$952.0	$(1,137.5)	$415.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(268.1)	278.5	(157.8)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $25.0, $(5.6) and $(1.0)	90.7	(63.1)	(4.1)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $27.5, $(30.6) and $9.6	83.8	(94.4)	29.7
Total other comprehensive (loss) income	(93.6)	121.0	(132.2)
Comprehensive income (loss)	858.4	(1,016.5)	282.9
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.3)	(1.4)	(2.2)
Comprehensive income (loss) attributable to PVH Corp.	$858.7	$(1,015.1)	$285.1

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	January 30, 2022	January 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,242.5	$1,651.4
Trade receivables, net of allowances for credit losses of $61.9 and $69.6	745.2	641.5
Other receivables	20.1	25.1
Inventories, net	1,348.5	1,417.1
Prepaid expenses	169.0	158.2
Other	128.4	50.4
Total Current Assets	3,653.7	3,943.7
Property, Plant and Equipment, net	906.1	942.7
Operating Lease Right-of-Use Assets	1,349.0	1,564.8
Goodwill	2,828.9	2,954.3
Tradenames	2,722.9	2,869.7
Other Intangibles, net	584.1	648.5
Other Assets, including deferred taxes of $46.1 and $57.2	352.1	369.8
Total Assets	$12,396.8	$13,293.5
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,220.8	$1,124.2
Accrued expenses	1,100.8	939.9
Deferred revenue	44.9	55.8
Current portion of operating lease liabilities	375.4	421.4
Short-term borrowings	10.8	—
Current portion of long-term debt	34.8	41.1
Total Current Liabilities	2,787.5	2,582.4
Long-Term Portion of Operating Lease Liabilities	1,214.4	1,430.7
Long-Term Debt	2,317.6	3,513.7
Other Liabilities, including deferred taxes of $373.9 and $418.4	788.5	1,039.8
Redeemable Non-Controlling Interest	—	(3.4)
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 87,107,155 and 86,293,158 shares issued	87.1	86.3
Additional paid in capital – common stock	3,198.4	3,129.4
Retained earnings	4,562.8	3,613.2
Accumulated other comprehensive loss	(612.7)	(519.1)
Less: 18,572,482 and 15,133,663 shares of common stock held in treasury, at cost	(1,946.8)	(1,579.5)
Total Stockholders’ Equity	5,288.8	4,730.3
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$12,396.8	$13,293.5
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2021	2020	2019
OPERATING ACTIVITIES(1)
Net income (loss)	$952.0	$(1,137.5)	$415.1
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	313.3	325.8	323.8
Equity in net (income) loss of unconsolidated affiliates	(23.7)	4.6	(9.6)
Deferred taxes(2)	(64.9)	(144.7)	(72.9)
Stock-based compensation expense	46.8	50.5	56.1
Impairment of goodwill and other intangible assets	—	933.5	—
Impairment of other long-lived assets	47.0	81.9	109.9	(3)
Actuarial (gain) loss on retirement and benefit plans	(48.7)	(64.5)	97.8
Debt modification and extinguishment costs	—	—	5.2
Other (gain) loss, net	(118.9)	3.1	28.9
Changes in operating assets and liabilities:
Trade receivables, net	(138.1)	138.4	(17.1)
Other receivables	4.1	1.2	1.0
Inventories, net	(33.9)	283.3	121.4
Accounts payable, accrued expenses and deferred revenue	260.7	140.9	47.8
Prepaid expenses	(20.7)	7.9	(14.4)
Employer pension contributions	—	—	(0.7)
Other, net	(103.8)	73.3	(72.0)
Net cash provided by operating activities	1,071.2	697.7	1,020.3
INVESTING ACTIVITIES(4)
Acquisitions, net of cash acquired	—	—	(192.4)
Purchases of property, plant and equipment	(267.9)	(226.6)	(345.2)
Proceeds from sale of building	—	—	59.4
Investments in unconsolidated affiliates	—	(1.6)	(27.7)
Proceeds from sale of the Speedo North America business	—	169.1	—
Proceeds from sale of certain Heritage Brands trademarks and other assets	222.9	—	—
Net cash used by investing activities	(45.0)	(59.1)	(505.9)
FINANCING ACTIVITIES(1)(4)
Net proceeds from (payments on) short-term borrowings	10.5	(53.6)	(12.1)
Proceeds from 4 5/8% senior notes, net of related fees	—	493.8	—
Proceeds from 3 5/8% senior notes, net of related fees	—	185.9	—
Proceeds from 2019 facilities, net of related fees	—	—	1,639.8
Repayment of 2016 facilities	—	—	(1,649.3)
Repayment of 2019 facilities	(1,051.3)	(14.4)	(70.6)
Net proceeds from settlement of awards under stock plans	26.7	3.9	2.5
Cash dividends	(2.7)	(2.7)	(11.3)
Acquisition of treasury shares	(361.3)	(117.3)	(345.1)
Payments of finance lease liabilities	(5.2)	(5.5)	(5.5)
Payment of mandatorily redeemable non-controlling interest liability attributable to initial fair value	(15.2)	(12.7)	—
Net cash (used) provided by financing activities	(1,398.5)	477.4	(451.6)
Effect of exchange rate changes on cash and cash equivalents	(36.6)	32.0	(11.4)
(Decrease) increase in cash and cash equivalents	(408.9)	1,148.0	51.4
Cash and cash equivalents at beginning of year	1,651.4	503.4	452.0
Cash and cash equivalents at end of year	$1,242.5	$1,651.4	$503.4

(1) Please see Note 16 for lease related cash flow information.
(2) Please see Note 9 for information on deferred taxes.
(3) Noncash impairment charge of $116.4 million related to the sale of the Speedo North America business is included in Other (gain) loss, net. Please see Note 3 for further information.
(4) Please see Note 19 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(In millions, except share and per share data)

		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 3, 2019	$0.2	$—	85,446,141	$85.4	$3,017.3	$4,350.1	$(507.9)	$(1,117.1)	$5,827.8
Net income attributable to PVH Corp.						417.3			417.3
Foreign currency translation adjustments							(157.8)		(157.8)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $1.0							(4.1)		(4.1)
Net gain on net investment hedges, net of tax expense of $9.6							29.7		29.7
Comprehensive income attributable to PVH Corp.									285.1
Cumulative-effect adjustment related to the adoption of accounting guidance for leases						(3.1)			(3.1)
Settlement of awards under stock plans			444,135	0.5	2.0				2.5
Stock-based compensation expense					56.1				56.1
Dividends declared ($0.15 per common share)						(11.3)			(11.3)
Acquisition of 3,554,603 treasury shares								(345.6)	(345.6)
Net loss attributable to redeemable non-controlling interest	(2.2)
February 2, 2020	(2.0)	—	85,890,276	85.9	3,075.4	4,753.0	(640.1)	(1,462.7)	5,811.5
Net loss attributable to PVH Corp.						(1,136.1)			(1,136.1)
Foreign currency translation adjustments							278.5		278.5
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $5.6							(63.1)		(63.1)
Net loss on net investment hedges, net of tax benefit of $30.6							(94.4)		(94.4)
Comprehensive loss attributable to PVH Corp.									(1,015.1)
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses						(1.0)			(1.0)
Settlement of awards under stock plans			402,882	0.4	3.5				3.9
Stock-based compensation expense					50.5				50.5
Dividends declared ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 1,536,550 treasury shares								(116.8)	(116.8)
Net loss attributable to redeemable non-controlling interest	(1.4)
January 31, 2021	(3.4)	—	86,293,158	86.3	3,129.4	3,613.2	(519.1)	(1,579.5)	4,730.3
Net income attributable to PVH Corp.						952.3			952.3
Foreign currency translation adjustments							(268.1)		(268.1)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $25.0							90.7		90.7
Net gain on net investment hedges, net of tax expense of $27.5							83.8		83.8
Comprehensive income attributable to PVH Corp.									858.7
Settlement of awards under stock plans			813,997	0.8	25.9				26.7
Stock-based compensation expense					46.8				46.8
Dividends declared ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 3,438,819 treasury shares								(367.3)	(367.3)
Net loss attributable to redeemable non-controlling interest	(0.3)
Change in the economic interests of redeemable non-controlling interest	3.7				(3.7)				(3.7)
January 30, 2022	$—	$—	87,107,155	$87.1	$3,198.4	$4,562.8	$(612.7)	$(1,946.8)	$5,288.8

See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and True&Co., which are owned, Van Heusen, IZOD, ARROW, and Geoffrey Beene, which the Company owned through the second quarter of 2021 and now licenses back for certain product categories, and other licensed brands. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. The Company entered into a definitive agreement during the second quarter of 2021 to sell certain of its heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of its Heritage Brands business, to Authentic Brands Group (“ABG”) and other parties (the “Heritage Brands transaction”). The Company completed the sale on the first day of the third quarter of 2021. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

The Company also licensed Speedo for North America and the Caribbean until April 6, 2020, on which date the Company sold its Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand (the “Speedo transaction”). Upon the closing of the transaction, the Company deconsolidated the net assets of the Speedo North America business and no longer licensed the Speedo trademark. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

Principles of Consolidation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Statements of Operations include its proportionate share of the net income or loss of these entities. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion. The Company and Arvind Limited (“Arvind”) formed a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which the Company held an initial economic interest of 75%, with Arvind’s 25% interest accounted for as a redeemable non-controlling interest. The Company consolidated PVH Ethiopia in its consolidated financial statements. The Company and Arvind amended, effective May 31, 2021, the capital structure of PVH Ethiopia and as a result the Company solely managed and effectively owned all economic interests in the joint venture. The Company closed in the fourth quarter of 2021 the manufacturing facility that was the joint venture’s sole operation. The closure did not have a material impact on the Company’s consolidated financial statements. Please see Note 6, “Redeemable Non-Controlling Interest,” for further discussion.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2021, 2020 and 2019 represent the 52 weeks ended January 30, 2022, January 31, 2021 and February 2, 2020, respectively.

COVID-19 Pandemic — The COVID-19 pandemic has had, and may continue to have, a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations. The Company’s stores have been, and continue to be, impacted by temporary closures, reduced hours, reduced occupancy levels and high absenteeism as a result of the pandemic.

•Virtually all of the Company’s stores were temporarily closed for varying periods of time throughout the first quarter and into the second quarter of 2020. Most stores reopened in June 2020 but operated at significantly reduced capacity. The Company’s stores in Europe and North America continued to face significant pressure throughout 2020 as a result of the pandemic, with the majority of its stores in Europe and Canada closed during the fourth quarter.

•During the first quarter of 2021, pandemic-related pressures on the Company’s stores included temporary closures for a significant percentage of its stores in Europe, Canada and Japan. Pressures on its stores continued throughout 2021, with certain stores in Europe, Japan and Australia temporarily closed for varying periods of time in the second quarter, the majority of its stores in Australia closed temporarily in the third quarter, and the temporary closure of certain stores in Europe and China for varying periods of time in the fourth quarter. Further, a significant percentage of the Company’s stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic, particularly the Omicron variant. Pressures on the Company’s stores have continued into the first quarter of 2022, particularly in China and Hong Kong SAR.

•In addition, the Company’s North America stores have been, and are expected to continue to be, challenged by the lack of international tourists coming to the United States, as stores located in international tourist destinations have historically represented a significant portion of that business.

The Company’s brick and mortar wholesale customers and its licensing partners also have experienced significant business disruptions as a result of the pandemic, with several of the Company’s North America wholesale customers filing for bankruptcy in 2020. The Company’s wholesale customers and franchisees globally generally have experienced temporary store closures and operating restrictions and obstacles in the same countries and at the same times as the Company. The elevated inventory levels in their stores as a result of the temporary closures, as well as lower traffic and consumer demand, resulted in a sharp reduction in shipments to these customers in 2020.

The pandemic has also impacted, and continues to impact, the Company’s supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of its licensees. These supply chains have experienced, and may continue to experience in the future, disruptions as a result of closed factories or factories operating with a reduced workforce, or other logistics constraints, including vessel, container and other transportation shortages, labor shortages and port congestion due to the impact of the pandemic.

The Company took certain actions during 2020 to preserve its liquidity and strengthen its financial flexibility. The Company suspended share repurchases under its stock repurchase program and suspended its dividend in March 2020. It entered into an amendment to its senior unsecured credit facilities in June 2020 under which it was not permitted to resume share repurchases or payments of dividends until after the relief period (as defined). Effective June 10, 2021, the relief period was terminated and the Company was permitted to make share repurchases at management’s discretion and declare and pay dividends on its common stock at the discretion of the Board of Directors, both of which have happened. In addition, the Company took certain other actions starting in the first quarter of 2020 to (i) reduce payroll costs, including temporary furloughs, salary and incentive compensation reductions, decreased working hours, and hiring freezes, as well as taking advantage of COVID-related government payroll subsidy programs primarily in international jurisdictions, (ii) eliminate or reduce expenses in all discretionary spending categories, (iii) reduce rent expense through rent abatements negotiated with landlords for certain stores affected by temporary closures, (iv) reduce working capital, with a particular focus on tightly managing its inventories, including reducing and cancelling inventory commitments, increasing promotional selling, redeploying basic inventory items to subsequent seasons and consolidating future seasonal collections, as well as extending payment terms with its suppliers and (v) reduce capital expenditures. The Company also announced in July 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including (i) a reduction in its North America office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions, which has resulted in annual cost savings of approximately $80 million, and (ii) the exit from its Heritage Brands Retail business, which was completed in 2021. In March 2021, the Company announced plans to reduce its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million.

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

The Company also assessed the impacts of the pandemic on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to, the allowance for credit losses, inventory reserves, carrying values of goodwill, intangible assets and other long-lived assets, and the effectiveness of hedging instruments. Based on these assessments, the Company recorded pre-tax noncash impairment charges of $1.021 billion during 2020, including $879.0 million related to goodwill, $54.5 million related to other intangible assets, $74.7 million related to store assets and $12.3 million related to an equity method investment. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion of the impairments related to goodwill and other intangible assets, Note 11, “Fair Value Measurements,” for further discussion of the impairments related to store assets and Note 5, “Investments in Unconsolidated Affiliates,” for further discussion of the impairment related to an equity method investment.

The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is received. In particular, there continues to be uncertainty about the impacts of the COVID-19 pandemic and supply chain and logistics disruptions globally on the Company’s business and, if economic conditions caused by the pandemic do not recover consistent with management’s expectations, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates due to risks and uncertainties, including the extent of the impacts of the COVID-19 pandemic on the Company’s business.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s cash and cash equivalents at January 30, 2022 consisted principally of bank deposits and investments in money market funds.

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

The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. As of January 30, 2022 and January 31, 2021, the allowance for credit losses on trade receivables was $61.9 million and $69.6 million, respectively. The Company recorded a $48.5 million increase in the allowance for credit losses on trade receivables during 2020, primarily due to the evaluation of certain customer and licensee account balances in connection with changes in their financial condition and/or developments regarding their credit, including the adverse impacts of the COVID-19 pandemic.

Goodwill and Other Intangible Assets— The Company assesses the recoverability of goodwill annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

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

The Company determined in the first quarter of 2020 that the significant adverse impact of the COVID-19 pandemic on the Company’s business, including an unprecedented material decline in revenue and earnings and an extended decline in the Company’s stock price and associated market capitalization, was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. The Company recorded $879.0 million of noncash goodwill impairment charges in 2020, which was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations. The Company did not record any goodwill impairments in 2021 or 2019. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

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

The Company also determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on its business was a triggering event that prompted the need to perform interim impairment testing of its intangible assets. The Company recorded $47.2 million of noncash impairment charges related to indefinite-lived intangible assets and $7.3 million of noncash impairment charges related to finite-lived intangible assets in 2020, which were included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion. In 2019, the Company recorded a noncash impairment charge of $116.4 million related to the then-owned Speedo perpetual license right, which was included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. The Company did not record any intangible asset impairments in 2021. Please see Note 3, “Acquisitions and Divestitures,” and Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

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

Inventories — Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for substantially all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends and forecasts, inventory aging and discontinued merchandise categories to determine adjustments that it estimates will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable.

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements — 15 to 40 years; machinery, software and equipment — 2 to 10 years; furniture and fixtures — 2 to 10 years; and fixtures located in shop-in-shop/concession locations and their related costs — 3 to 4 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. Major additions and improvements that extend the useful life of the asset are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $266.6 million, $280.8 million and $275.0 million in 2021, 2020 and 2019, respectively.

Cloud Computing Arrangements — The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage of a project are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $18.0 million and $10.0 million of costs incurred in 2021 and 2020, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. Amortization expense relating to cloud computing arrangements totaled $6.2 million, $4.4 million and $0.9 million in 2021, 2020 and 2019, respectively. Cloud computing costs of $32.7 million and $20.5 million were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheets as of January 30, 2022 and January 31, 2021, respectively.

Leases — The Company leases approximately 1,600 Company-operated free-standing retail store locations across more than 35 countries, generally with initial lease terms of three to ten years. The Company also leases warehouses, distribution centers, showrooms and office space, generally with initial lease terms of ten to 20 years, as well as certain equipment and other assets, generally with initial lease terms of one to five years.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of fixed lease payments over the expected lease term. The Company uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable for the Company’s leases. The Company’s incremental borrowing rates are based on the term of the lease, the economic environment of the lease, and the effect of collateralization. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and, as such, the Company typically determines that exercise of these renewal options is not reasonably certain until executed. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the right-of-use asset and lease liability. Certain leases also contain termination options with an associated penalty. Generally, the Company is reasonably certain not to exercise these options and as such, they are not included in the determination of the expected lease term.

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

Leases generally provide for payments of nonlease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. For lease agreements entered into or modified after February 3, 2019, the Company accounts for lease components and nonlease components together as a single lease component and, as such, includes fixed payments of nonlease components in the measurement of the right-of-use assets and lease liabilities. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred as variable lease costs and are not recorded on the Company’s Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants. Please see Note 16, “Leases,” for further discussion.

Revenue Recognition — Revenue is recognized upon the transfer of control of products or services to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services. Please see Note 2, “Revenue,” for further discussion.

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges, as well as the amounts recognized on foreign currency forward exchange contracts as the underlying inventory hedged by such forward exchange contracts is sold. Generally, all other expenses, excluding non-service related pension and post retirement (income) costs, interest expense (income) and income taxes, are included in selling, general and administrative (“SG&A”) expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities, payroll and depreciation and amortization. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $332.4 million, $288.9 million and $351.4 million in 2021, 2020 and 2019, respectively.

Shipping and Handling Fees — Shipping and handling fees that are billed to customers are included in net sales. Shipping and handling costs incurred by the Company are accounted for as fulfillment activities and are recorded in SG&A expenses.

Advertising — Advertising costs are expensed as incurred and are included in SG&A expenses. Advertising expenses, which are subject to exchange rate fluctuations, totaled $535.8 million, $379.0 million and $509.7 million in 2021, 2020 and 2019, respectively. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $5.2 million and $8.3 million at January 30, 2022 and January 31, 2021, respectively. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue.

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

Financial Instruments — The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure. The Company also has exposure to interest rate volatility related to its secured term loan facilities and its 364-day United States dollar-denominated unsecured revolving credit facility, which borrowings bear interest at a rate equal to an applicable margin plus a variable rate. The Company uses interest rate swap agreements to hedge against a portion of this exposure. The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the interest rate swap agreements is based on observable interest rate yield curves and represents the expected discounted cash flows underlying the financial instruments. Changes in fair value of the foreign currency forward exchange contracts primarily associated with certain international inventory purchases and the interest rate swap agreements that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”).

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

The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”). Undesignated contracts primarily include foreign currency forward exchange contracts related to third party and intercompany transactions, and intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

As a result of the use of derivative instruments, the Company may be exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other financial factors.

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes. Cash flows from the Company’s hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. Please see Note 10, “Derivative Financial Instruments,” for further discussion.

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the closing exchange rate in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. The resulting translation adjustments are included in the Company’s Consolidated Statements of Comprehensive Income (Loss) as a component of other comprehensive (loss) income and in the Consolidated Balance Sheets within AOCL. Gains and losses on the revaluation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are included in AOCL. Gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity, not including inventory purchases, are principally included in SG&A expenses and totaled a loss (gain) of $20.4 million, $(5.6) million and $16.2 million in 2021, 2020 and 2019, respectively.

Balance Sheet Classification of Early Settlements of Long-Term Obligations — The Company classifies obligations settled after the balance sheet date but prior to the issuance of the consolidated financial statements based on the contractual payment terms of the underlying agreements.

Pension and Benefit Plans — Employee pension benefits earned during the year, as well as interest on the projected benefit obligations or accumulated benefit obligations, are accrued quarterly. The expected return on plan assets is recognized quarterly and determined at the beginning of the year by applying the expected long-term rate of return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. Actuarial gains and losses are recognized in the Company’s operating results in the year in which they occur. These gains and losses include the difference between the actual return on plan assets and the expected return that was recognized quarterly, as well as the change in the projected benefit obligation caused by actual experience and updated actuarial assumptions differing from those assumptions used to record service and interest cost throughout the year. Actuarial gains and losses are measured at least annually at the end of the Company’s fiscal year and, as such, are generally recorded during the fourth quarter of each year. The service cost component of net benefit cost is recorded in SG&A expenses and the other components of net benefit cost, which typically include interest cost, actuarial (gain) loss and expected return on plan assets, are recorded in non-service related pension and postretirement (income) cost in the Company’s Consolidated Statements of Operations. Please see Note 12, “Retirement and Benefit Plans,” for further discussion of the Company’s pension and benefit plans.

Stock-Based Compensation — The Company recognizes all share-based payments to employees and non-employee directors, net of actual forfeitures, as compensation expense in the consolidated financial statements based on their grant date fair values. Please see Note 13, “Stock-Based Compensation,” for further discussion.

Recently Adopted Accounting Guidance — The Financial Accounting Standards Board (“FASB”) issued in December 2019 an update to accounting guidance to simplify the accounting for income taxes by eliminating certain exceptions to the existing guidance and clarifying and amending certain guidance to reduce diversity in practice. The update eliminates certain exceptions to the guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted the update in the first quarter of 2021. The adoption of the update did not have any impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of January 30, 2022 — The FASB issued in November 2021 an update to accounting guidance requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (i) the types of transactions, (ii) the accounting for those transactions, and (iii) the effect of those transactions on an entity’s financial statements. The update will be effective for the Company in the first quarter of 2022. Entities have the option of adopting the guidance using either a prospective or retrospective approach. The Company intends to adopt the update in the first quarter of 2022 using the prospective approach. The Company will apply the update to applicable transactions after the adoption date and the impact on the Company’s consolidated financial statement footnote disclosures will depend on the nature and amount of the government assistance received in the applicable period.

The FASB issued in October 2021 an update to accounting guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to their recognition and measurement. The update requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue recognition guidance. This generally will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree immediately before the acquisition date. Historically, such amounts were recognized by the acquirer at fair value. The update will be effective for the Company in the first quarter of 2023, with early adoption permitted. The Company will apply the update to applicable transactions occurring on or after the adoption date. The impact on the Company’s consolidated financial statements will depend on the facts and circumstances of any future transactions.

The FASB issued in March 2020 an update to provide temporary optional guidance intended to ease the potential burden of accounting for reference rate reform. The amendments in the update provide optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London interbank offered rate (“LIBOR”) and other interbank offered rates to alternative reference rates if certain criteria are met. The amendments were effective upon issuance and can be applied on a prospective basis through December 31, 2022. The adoption of the update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Product Sales

The Company generates revenue from the wholesale distribution of its products to traditional retailers (including for sale through their digital commerce sites), pure play digital commerce retailers, franchisees, licensees and distributors. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon receipt of goods by the customer. Payment is typically due within 30 to 90 days. The amount of revenue recognized is net of returns, sales allowances and other discounts that the Company offers to its wholesale customers. The Company estimates returns based on an analysis of historical experience and individual customer arrangements and estimates sales allowances and other discounts based on seasonal negotiations, historical experience and an evaluation of current sales trends and market conditions.

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

As of January 30, 2022, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1.1 billion, of which the Company expects to recognize $268.3 million as revenue in 2022, $256.6 million in 2023 and $553.5 million thereafter.

Deferred Revenue

Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the years ended January 30, 2022 and January 31, 2021, were as follows:

(In millions)	2021		2020
Deferred revenue balance at beginning of period	$55.8		$64.7
Net additions to deferred revenue during the period	42.2		50.5
Reductions in deferred revenue for revenue recognized during the period (1)	(51.5)		(59.4)
Reduction in deferred revenue related to the Heritage Brands transaction	(1.6)	(2)	—
Deferred revenue balance at end of period	$44.9		$55.8

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

(2) The Company recorded a $1.6 million reduction in deferred revenue in connection with the Heritage Brands transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $15.0 million and $13.4 million as of January 30, 2022 and January 31, 2021, respectively.

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

Gain on Previously Held Equity Investments

The carrying values of the Company’s approximately 22% interest in Gazal and 50% interest in PVH Australia prior to the Australia acquisition were $16.5 million and $41.9 million, respectively. In connection with the acquisition, these investments were remeasured to fair values of $40.1 million and $131.4 million, respectively, resulting in the recognition of an aggregate noncash gain of $113.1 million during the second quarter of 2019, which was included in other (gain) loss, net in the Company’s Consolidated Statement of Operations.

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

In subsequent periods, the liability for the mandatorily redeemable non-controlling interest was adjusted each reporting period to its redemption value based on conditions that existed as of each subsequent balance sheet date, provided that the liability could not be adjusted below the amount initially recorded at the acquisition date. The Company recorded any such adjustments to the liability in interest expense in the Company’s Consolidated Statements of Operations. The Company recorded a loss of $4.9 million and $8.6 million in interest expense during 2020 and 2019, respectively, in connection with the remeasurement of the mandatorily redeemable non-controlling interest.

For the tranche 1 and tranche 2 shares, the measurement periods ended in 2019 and 2020, respectively. The Company paid the management shareholders an aggregate purchase price of $17.3 million for the tranche 1 shares in June 2020 and an aggregate purchase price of $24.4 million for the tranche 2 shares in June 2021 based on exchange rates in effect on the applicable payment dates. The Company presented these payments within the Company’s Consolidated Statements of Cash Flows as follows: (i) $12.7 million and $15.2 million as financing cash flows in 2020 and 2021, respectively, which represented the initial fair values of the liabilities for the tranche 1 and tranche 2 shares, respectively, recognized on the acquisition date, and (ii) $4.6 million and $9.2 million, as operating cash flows in 2020 and 2021, respectively, for the tranche 1 and tranche 2 shares, respectively, attributable to interest.

The Company had no remaining liability for the mandatorily redeemable non-controlling interest as of January 30, 2022. The liability for the mandatorily redeemable non-controlling interest, related to the tranche 2 shares, was $24.1 million as of January 31, 2021 based on exchange rates in effect on that date, and was included in accrued expenses in the Company’s Consolidated Balance Sheet.

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

Prior to the closing of the Australia acquisition, Gazal had entered into an agreement to sell an office building and warehouse to a third party. The building was subsequently sold to a third party and leased back to the Company in June 2019. Please see Note 16, “Leases,” for further discussion of this sale-leaseback transaction.

Sale of Certain Heritage Brands Trademarks and Other Assets

The Company entered into a definitive agreement on June 23, 2021 to sell certain of its heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of its Heritage Brands business, with a net carrying value of $97.8 million, to ABG and other parties for $222.9 million in cash, which was, at the time, subject to a customary adjustment.

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

In connection with the sale, the employment of certain U.S.-based employees engaged in the Heritage Brands business was terminated in the third quarter of 2021. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits will be accrued under the plans for these employees and as a result, the Company recognized a gain of $1.8 million in the third quarter of 2021 with a corresponding decrease to its pension benefit obligation. For certain eligible employees affected by the transaction, the Company provided an enhanced retirement benefit and as a result recognized $1.4 million of special termination benefit costs in the third quarter of 2021 with a corresponding increase to its pension benefit obligation. These amounts were included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 12, “Retirement and Benefit Plans,” for further discussion.

Sale of the Speedo North America Business

The Company entered into a definitive agreement on January 9, 2020 to sell its Speedo North America business to Pentland, the parent company of the Speedo brand, for $170.0 million in cash, which was, at the time, subject to a working capital adjustment. The Company classified the assets and liabilities of the Speedo North America business as held for sale in the Company’s Consolidated Balance Sheet as of February 2, 2020 and recorded a pre-tax noncash loss of $142.0 million in the fourth quarter of 2019 (including a $116.4 million noncash impairment charge related to the Speedo perpetual license right) to reduce the carrying value of the Speedo North America business to its estimated fair value, less costs to sell. The estimated fair value, less costs to sell, reflected the amount of consideration the Company expected to receive upon closing of the transaction, inclusive of the working capital adjustment. The loss was recorded in other (gain) loss, net in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment.

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

The Company completed the sale of its Speedo North America business on April 6, 2020 for net proceeds of $169.1 million and deconsolidated the net assets of the business. In connection with the closing of the Speedo transaction, the Company recorded a pre-tax noncash loss of $5.9 million in the first quarter of 2020 resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020, based on the terms of the agreement, including the working capital adjustment. The loss was recorded in other (gain) loss, net in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment.

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

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2021	2020
Land	$1.0	$1.0
Buildings and building improvements	30.6	54.5
Machinery, software and equipment	981.9	926.4
Furniture and fixtures	549.0	580.2
Shop-in-shops/concession locations	227.2	245.6
Leasehold improvements	765.1	834.5
Construction in progress	97.3	52.1
Property, plant and equipment, gross	2,652.1	2,694.3
Less: Accumulated depreciation	(1,746.0)	(1,751.6)
Property, plant and equipment, net	$906.1	$942.7

The increase in machinery, software and equipment in 2021 includes software and other equipment that was placed into service in 2021 in connection with the Company’s multi-year upgrade of its platforms and systems worldwide and enhancements to its warehouse and distribution network. The decrease in leasehold improvements in 2021 primarily relates to actions taken to reduce the Company’s real estate footprint, including reductions in office space and select store closures, as well as the exit from the Heritage Brands Retail business. Construction in progress at January 30, 2022 and January 31, 2021 represents costs incurred for machinery, software and equipment, furniture and fixtures, and leasehold improvements not yet placed in use. Construction in progress at January 30, 2022 principally related to enhancements to the Company’s warehouse and distribution network in Europe and North America and investments in new stores and store renovations. Construction in progress at January 31, 2021 principally related to upgrades and enhancements to operating, supply chain and logistics systems. Interest costs capitalized in construction in progress were immaterial during 2021, 2020 and 2019.

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Included in other assets in the Company’s Consolidated Balance Sheets was $165.3 million as of January 30, 2022 and $164.0 million as of January 31, 2021 related to the following investments in unconsolidated affiliates:

PVH India
The Company held a 50% economic interest in each of the Tommy Hilfiger Arvind Fashion Private Limited (“TH India”) and Calvin Klein Arvind Fashion Private Limited (“CK India”) joint ventures prior to August 15, 2020. These investments were accounted for under the equity method of accounting. TH India and CK India licensed from certain subsidiaries of the Company the rights to the TOMMY HILFIGER and Calvin Klein trademarks, respectively, in India for certain product categories. The Company and Arvind, the Company’s joint venture partner in TH India and CK India, entered into an agreement to merge TH India into CK India, effective August 15, 2020. As a result of the merger, the Company now owns a 50% economic interest in the merged entity, now known as PVH Arvind Fashion Private Limited (“PVH India”), which is being accounted for under the equity method of accounting. There has been no material change to the shareholders’ respective rights or economic interests as a result of the transaction and no consideration was exchanged in the merger. As such, no gain or loss was recorded in connection with the transaction. PVH India licenses from certain Company subsidiaries the rights to the TOMMY HILFIGER and Calvin Klein trademarks in India for certain product categories.

PVH Legwear

The Company and a wholly owned subsidiary of the Company’s former Heritage Brands socks and hosiery licensee formed a joint venture, PVH Legwear LLC (“PVH Legwear”) in 2019, in which the Company owns a 49% economic interest. PVH Legwear was formed in order to consolidate the Company’s socks and hosiery businesses for all Company brands in the United States and Canada. PVH Legwear licenses from certain subsidiaries of the Company the rights to distribute and sell in these countries TOMMY HILFIGER, Calvin Klein, Warner’s and, through the second quarter of 2021, IZOD and Van Heusen socks and hosiery. Following the Heritage Brands transaction, PVH Legwear now licenses from ABG the rights to distribute and sell in these countries IZOD and Van Heusen socks and hosiery. Additionally, PVH Legwear sells socks and hosiery under other owned and licensed trademarks. This investment is being accounted for under the equity method of accounting.

The Company received a $2.0 million dividend from PVH Legwear during 2021.

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

The Company received aggregate dividends of $6.4 million from Gazal and PVH Australia during 2019.

TH Brazil

The Company owns an economic interest of approximately 41% in Tommy Hilfiger do Brasil S.A. (“TH Brazil”). TH Brazil licenses from a subsidiary of the Company the rights to the TOMMY HILFIGER trademarks in Brazil for certain product categories. This investment is being accounted for under the equity method of accounting.

PVH Mexico

The Company and Grupo Axo, S.A.P.I. de C.V. formed a joint venture (“PVH Mexico”) in 2016 in which the Company owns a 49% economic interest. PVH Mexico licenses from certain subsidiaries of the Company the rights to distribute and sell certain TOMMY HILFIGER, Calvin Klein, Warner’s and Olga brand products in Mexico. Additionally, PVH Mexico licenses certain other trademarks for some product categories. This investment is being accounted for under the equity method of accounting.

The Company received dividends of $16.8 million and $7.2 million from PVH Mexico during 2021 and 2019, respectively.

Karl Lagerfeld
The Company owns an economic interest of approximately 8% in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). The Company is deemed to have significant influence with respect to this investment and had been accounting for this investment under the equity method of accounting prior to the first quarter of 2020. The Company determined during the first quarter of 2020 that recent and projected business results for Karl Lagerfeld, which included an adverse impact of the COVID-19 pandemic, was an indicator of an other-than-temporary impairment with respect to the Company’s investment in Karl Lagerfeld. The Company calculated the fair value of its investment using future operating cash flow projections that were discounted at a rate of 10.9%, which accounted for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs. The Company determined the fair value of its investment was lower than its carrying amount as of May 3, 2020, and as a result recorded a noncash other-than-temporary impairment of $12.3 million during the first quarter of 2020 to fully impair the investment. The impairment was included in equity in net income (loss) of unconsolidated affiliates in the Company’s Consolidated Statement of Operations. The Company recorded the impairment charge in corporate expenses not allocated to any reportable segments, consistent with how it had historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld, and discontinued applying the equity method of accounting to this investment. The Company resumed the equity method of accounting for its investment in Karl Lagerfeld in the fourth quarter of 2021, as its share of net income from this investment exceeded its share of losses that were not recognized during the period the equity method was discontinued.

6.      REDEEMABLE NON-CONTROLLING INTEREST

The Company and Arvind formed PVH Ethiopia during 2016 to operate a manufacturing facility that produced finished products for the Company for distribution primarily in the United States. The Company and Arvind held initial economic interests of 75% and 25%, respectively, in PVH Ethiopia, with Arvind’s 25% interest accounted for as a redeemable non-controlling interest (“RNCI”). The Company consolidated PVH Ethiopia in its consolidated financial statements. The Company and Arvind amended, effective May 31, 2021, the capital structure of PVH Ethiopia and as a result, the Company solely managed and effectively owned all economic interests in the joint venture. The Company closed in the fourth quarter of 2021 the manufacturing facility that was the joint venture’s sole operation. The closure did not have a material impact on the Company’s consolidated financial statements.

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

The carrying amount of the RNCI as of January 31, 2021 was $(3.4) million. In connection with the amendment of the capital structure of PVH Ethiopia, the Company reclassified the carrying amount of the RNCI as of May 31, 2021 of $(3.7) million to additional paid-in capital. Following this reclassification, the Company no longer attributed any net income or loss in PVH Ethiopia to the redeemable non-controlling interest.

7.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment (please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 2, 2020
Goodwill, gross	$780.4	$896.1	$204.4	$1,598.3	$198.4	$11.9	$3,689.5
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	780.4	896.1	204.4	1,598.3	198.4	—	3,677.6
Impairment	(287.3)	(394.0)	—	—	(197.7)	—	(879.0)
Currency translation and other	1.4	6.7	(1.4)	149.7	(0.7)	—	155.7
Balance as of January 31, 2021
Goodwill, gross	781.8	902.8	203.0	1,748.0	197.7	11.9	3,845.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(197.7)	(11.9)	(890.9)
Goodwill, net	494.5	508.8	203.0	1,748.0	—	—	2,954.3
Reduction of goodwill, gross related to the exit from the Heritage Brands Retail business	—	—	—	—	—	(11.9)	(11.9)
Reduction of accumulated impairment losses related to the exit from the Heritage Brands Retail business	—	—	—	—	—	11.9	11.9
Reduction of goodwill, gross related to the Heritage Brands transaction	—	—	—	—	(92.7)	—	(92.7)
Reduction of accumulated impairment losses related to the Heritage Brands transaction	—	—	—	—	92.7	—	92.7
Currency translation and other	—	(11.3)	—	(114.1)	—	—	(125.4)
Balance as of January 30, 2022
Goodwill, gross	781.8	891.5	203.0	1,633.9	105.0	—	3,615.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(105.0)	—	(786.3)
Goodwill, net	$494.5	$497.5	$203.0	$1,633.9	$—	$—	$2,828.9

The Company recorded an $11.9 million reduction to goodwill, gross and a corresponding $11.9 million reduction to accumulated impairment losses in connection with the exit from the Heritage Brands Retail business in 2021. As a result of the exit from the business, the Company’s Heritage Brands Retail segment has ceased operations. Please see Note 17, “Exit Activity Costs,” for further discussion. The Company recorded a $92.7 million reduction to goodwill, gross and a corresponding $92.7 million reduction to accumulated impairment losses during 2021 in connection with the Heritage Brands transaction. The Company had recorded the accumulated impairment losses as a result of the interim goodwill impairment test performed in the first quarter of 2020 discussed below. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands transaction.

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

The Company’s other intangible assets consisted of the following:

	2021			2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships (1)	$286.0	$(232.3)	$53.7	$301.7	$(222.4)	$79.3
Reacquired license rights	506.1	(193.1)	313.0	511.2	(181.0)	330.2
Total intangible assets subject to amortization	792.1	(425.4)	366.7	812.9	(403.4)	409.5

Indefinite-lived intangible assets:
Tradenames (2)(3)	2,722.9	—	2,722.9	2,869.7	—	2,869.7
Reacquired perpetual license rights	217.4	—	217.4	239.0	—	239.0
Total indefinite-lived intangible assets	2,940.3	—	2,940.3	3,108.7	—	3,108.7
Total other intangible assets	$3,732.4	$(425.4)	$3,307.0	$3,921.6	$(403.4)	$3,518.2

The gross carrying amount and accumulated amortization of certain intangible assets include the impact of changes in foreign currency exchange rates.

(1) The balance at January 31, 2021 reflects $7.3 million of noncash impairment charges recorded in the first quarter of 2020 to write down certain finite-lived intangible assets to a fair value of zero. Please see the section “Goodwill and Other Intangible Assets Impairment Testing” below for further discussion.

(2) The balance at January 31, 2021 reflects $47.2 million of noncash impairment charges recorded in the first quarter of 2020 to write down the then-owned ARROW and Geoffrey Beene tradenames. Please see the section “Goodwill and Other Intangible Assets Impairment Testing” below for further discussion.

(3) The change from January 31, 2021 to January 30, 2022 included a $66.9 million reduction to tradenames in connection with the Heritage Brands transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands transaction.

Amortization expense related to the Company’s intangible assets subject to amortization was $34.2 million and $34.3 million for 2021 and 2020, respectively.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets subject to amortization as of January 30, 2022 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2022	$33.3
2023	24.1
2024	23.8
2025	17.8
2026	14.7

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

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, the Company considered the results of its quantitative interim goodwill impairment test performed in the first quarter of 2020, discussed below in further detail, and the impact of (i) the weighted average cost of capital for each reporting unit as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in the Company’s 2020 interim test, (ii) a favorable change in the Company’s market capitalization and its implied impact on the fair value of the Company’s reporting units subsequent to the 2020 interim test, and (iii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in the Company’s 2020 interim test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from the Company’s annual impairment test in 2021.

There have been no significant events or change in circumstances since the date of the 2021 annual impairment test that would indicate the remaining carrying amount of the Company’s goodwill may be impaired as of January 30, 2022. There is continued uncertainty about the impacts of the COVID-19 pandemic and the supply chain and logistics disruptions globally on the Company’s business. If economic conditions caused by the pandemic do not recover as currently estimated by management, or market factors utilized in the impairment analysis deteriorate, the Company could incur additional goodwill impairment charges in the future.

2020 Annual Impairment Test

For the 2020 annual goodwill impairment test performed as of the beginning of the third quarter of 2020, the Company elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than the carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, the Company considered the results of its quantitative interim goodwill impairment test performed in the first quarter of 2020, discussed below in further detail, and the impact of (i) favorable changes in the weighted average cost of capital subsequent to the 2020 interim test, (ii) a favorable change in the Company’s market capitalization and its implied impact on the fair value of the Company’s reporting units subsequent to the 2020 interim test, and (iii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in the Company’s 2020 interim goodwill impairment test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from the Company’s annual impairment test in 2020.

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

Of these reporting units, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International were determined to be partially impaired. The remaining carrying amount of goodwill allocated to these reporting units as of the date of the interim test was $162.3 million, $143.4 million and $346.9 million, respectively. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate assumptions for these businesses would have resulted in a change to the estimated fair value of the reporting units of approximately $80 million, $20 million and $140 million, respectively. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting units of approximately $60 million, $15 million and $125 million, respectively. While these reporting units were not determined to be fully impaired in the first quarter of 2020, at the time they were considered to be at risk of further impairment in the future if the related businesses did not perform as projected or if market factors utilized in the impairment analysis deteriorated. However, as discussed in the 2021 annual impairment test section above (i) the weighted average cost of capital for each of the Company’s reporting units has either improved or remained consistent with the weighted average cost of capital used in the 2020 interim test and (ii) the Company’s recent financial performance and updated financial forecasts have been consistent with or exceeded the projections used in the 2020 interim test.

With respect to the Company’s other reporting units that were not determined to be impaired, the Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount, as of the date of the interim test, of $2,948.5 million by 5%. The carrying amount of goodwill allocated to this reporting unit as of the date of the interim test was $1,557.5 million. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate of the Tommy Hilfiger International business would have resulted in a change to the estimated fair value of the reporting unit of approximately $355 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting unit of approximately $320 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired in the first quarter of 2020, at the time it was considered to be at risk of future impairment if the related business did not perform as projected or if market factors utilized in the impairment analysis deteriorated. However, as discussed in the 2021 annual impairment test section above (i) the weighted average cost of capital for each of the Company’s reporting units has either improved or remained consistent with the weighted average cost of capital used in the 2020 interim test and (ii) the Company’s recent financial performance and updated financial forecasts have been consistent with or exceeded the projections used in the 2020 interim test.

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

2019 Interim Impairment Test

In the fourth quarter of 2019, the Speedo transaction was a triggering event that indicated that the amount of goodwill allocated to the Heritage Brands Wholesale reporting unit, the reporting unit that included the Speedo North America business, could be impaired, prompting the need for the Company to perform an interim goodwill impairment test for this reporting unit. No goodwill impairment resulted from this interim test in 2019.

2019 Annual Impairment Test

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

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, the Company considered the results of its interim impairment testing performed in the first quarter of 2020, discussed below in further detail, and the impact of (i) the weighted average cost of capital for each of its indefinite-lived intangible assets as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in the Company’s 2020 interim test and (ii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in the Company’s 2020 interim test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of its indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test in 2021.

There have been no significant events or change in circumstances since the date of the annual impairment test that would indicate the remaining carrying amount of the Company’s indefinite-lived intangible assets may be impaired as of January 30, 2022. There is continued uncertainty about the impacts of the COVID-19 pandemic and the supply chain and logistics disruptions globally on the Company’s business. If economic conditions caused by the pandemic do not recover as currently estimated by management, or market factors utilized in the impairment analysis deteriorate, the Company could incur additional indefinite-lived intangible asset impairment charges in the future.

2020 Annual Impairment Test

For the 2020 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2020, the Company elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, the Company considered the results of its interim impairment testing performed in the first quarter of 2020, discussed below in further detail, and the impact of (i) favorable changes in the weighted average cost of capital subsequent to the interim test and (ii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in the Company’s 2020 interim test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of its indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test in 2020.

2020 Interim Impairment Test

The Company determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on its business was a triggering event that prompted the need to perform interim impairment testing of its indefinite-lived intangible assets. For the TOMMY HILFIGER, Calvin Klein, Warner’s and Olga tradenames, our then-owned Van Heusen tradename and the reacquired perpetual license rights for TOMMY HILFIGER in India, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s prior annual indefinite-lived intangible asset impairment test in 2019 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 85% as of the date of the Company’s 2019 annual test. Considering this and other factors, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test in the first quarter of 2020 was not required.

For the then-owned ARROW and Geoffrey Beene tradenames and the reacquired perpetual license rights recorded in connection with the Australia acquisition, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, the Company recorded $47.2 million of noncash impairment charges in the first quarter of 2020 to write down the two tradenames. This included $35.6 million to write down the ARROW tradename, which had a carrying amount as of the date of the interim test of $78.9 million, to a fair value of $43.3 million, and $11.6 million to write down the Geoffrey Beene tradename, which had a carrying amount of $17.0 million, to a fair value of $5.4 million. The $47.2 million of impairment charges recorded in the first quarter of 2020 was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and allocated to the Company’s Heritage Brands Wholesale segment. Holding all other assumptions used in the interim test constant, a 100 basis point change in the annual revenue growth rate of the Arrow business would have resulted in a change to the estimated fair value of the tradename of approximately $5 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the ARROW tradename of approximately $5 million. Holding all other assumptions used in the interim test constant, a 100 basis point change to the annual revenue growth rate or weighted average cost of capital in the Geoffrey Beene business would have resulted in an immaterial change to the estimated fair value of the Geoffrey Beene tradename. The Van Heusen, ARROW and Geoffrey Beene tradenames were subsequently sold in the third quarter of 2021 in connection with the Heritage Brands transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands transaction.

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

2019 Interim Impairment Test

In the fourth quarter of 2019, the Speedo transaction was a triggering event that prompted the need for the Company to perform an interim impairment test of the then-owned Speedo perpetual license right. As a result of this interim test, the perpetual license right was determined to be impaired and an impairment charge of $116.4 million was recorded to other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Speedo transaction.

2019 Annual Impairment Test

For the 2019 annual impairment test of all indefinite-lived intangible assets performed as of the beginning of the third quarter of 2019, except for the Australia reacquired perpetual license rights, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate fair value. For the Australia reacquired perpetual license rights, since only a few months had passed since the acquisition on May 31, 2019 and the business had performed better than initially expected, the Company determined qualitatively that it was not more likely than not that the fair value of these reacquired perpetual license rights were less than the carrying amount and concluded that the quantitative impairment test was not required. The fair values of all of the Company’s indefinite-lived intangible assets substantially exceeded their carrying amounts, with the exception of the Company’s then-owned Speedo perpetual license right, which had a fair value that exceeded its carrying amount by 3% at the testing date.

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

There have been no significant events or change in circumstances since the first quarter of 2020 that would indicate the remaining carrying amount of the Company’s finite-lived intangible assets may be impaired as of January 30, 2022. There is continued uncertainty about the impacts of the COVID-19 pandemic and the supply chain and logistics disruptions globally on the Company’s business. If economic conditions caused by the pandemic do not recover as currently estimated by management, the Company could incur additional finite-lived intangible asset impairment charges in the future.

8.      DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2019 Senior Unsecured Credit Facilities.” The Company had no borrowings outstanding under these facilities as of January 30, 2022 and January 31, 2021.

The Company also has the ability to draw revolving borrowings under its 364-day unsecured revolving credit facility discussed below in the section entitled “2021 Unsecured Revolving Credit Facility.” The Company had no borrowings outstanding under this facility during 2021.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $207.2 million based on exchange rates in effect on January 30, 2022 and are utilized primarily to fund working capital needs. The Company had $10.8 million outstanding under these facilities as of January 30, 2022 and no borrowings outstanding under these facilities as of January 31, 2021. The weighted average interest rate on funds borrowed as of January 30, 2022 was 0.17%. The maximum amount of borrowings outstanding under these facilities during 2021 was $40.8 million.

Commercial Paper

The Company has the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program during 2021. The Company had no borrowings outstanding under the commercial paper note program as of January 31, 2021.

The commercial paper note program allows for borrowings of up to $675.0 million to the extent that the Company has borrowing capacity under the United States dollar-denominated revolving credit facility included in the 2019 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the United States dollar-denominated revolving credit facility at any one time cannot exceed $675.0 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, the Company replaced its 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021 (the “2020 facility”), with a new 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility will mature on April 27, 2022. The Company paid $0.8 million and $2.0 million of debt issuance costs in connection with the 2021 facility and 2020 facility, respectively, which are amortized over the term of the respective debt agreements. The Company had no borrowings outstanding under these facilities during 2021 and 2020.

Currently, the Company’s obligations under the 2021 facility are unsecured and are not guaranteed by any of the Company’s subsidiaries. However, within 120 days after the occurrence of a specified credit ratings decrease (as set forth in the 2021 facility), (i) the Company must cause each of its wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2021 facility and (ii) the Company and each subsidiary guarantor will be required to grant liens in favor of the collateral agent on substantially all of their respective assets (subject to customary exceptions).

The outstanding borrowings under the 2021 facility are prepayable at any time without penalty (other than customary breakage costs). The borrowings under the 2021 facility bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds effective rate plus 1/2 of 1.00% and (iii) a one-month reserve adjusted Eurocurrency rate plus 1.00% or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2021 facility.

The current applicable margin with respect to the borrowings as of January 30, 2022 was 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate loans. The applicable margin for borrowings is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The 2021 facility requires the Company to comply with affirmative, negative and financial covenants, including a minimum interest coverage ratio and maximum net leverage ratio, which are subject to change in the event that, and in the same manner as, the minimum interest coverage ratio and maximum net leverage ratio covenants under the 2019 facilities are amended.

The 2021 facility contains other customary events of default in addition to violations of covenants discussed above, including but not limited to nonpayment; material inaccuracy of representations and warranties; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and a change in control (as defined in the 2021 facility).

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2021	2020

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$513.5	$1,608.6
7 3/4% debentures due 2023	99.8	99.8
3 5/8% senior unsecured euro notes due 2024 (2)	580.8	631.0
4 5/8% senior unsecured notes due 2025	495.7	494.5
3 1/8% senior unsecured euro notes due 2027 (2)	662.6	720.9
Total	2,352.4	3,554.8
Less: Current portion of long-term debt	34.8	41.1
Long-term debt	$2,317.6	$3,513.7

(1)     The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was zero and €462.5 million, respectively, as of January 30, 2022.

(2)     The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of January 30, 2022 and January 31, 2021.

The Company’s mandatory long-term debt repayments for the next five years were as follows as of January 30, 2022:

(In millions)
Fiscal Year	Amount (1)
2022	$34.8
2023	141.8
2024	1,023.3
2025	500.0
2026	—

(1)     A portion of the Company’s mandatory long-term debt repayments are denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the next five years exceed the total carrying amount of the Company’s Term Loan A facilities, 7 3/4% debentures due 2023, 3 5/8% senior euro notes due 2024 and 4 5/8% senior notes due 2025 as of January 30, 2022 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of January 30, 2022, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

2019 Senior Unsecured Credit Facilities

The Company refinanced the 2016 facilities on April 29, 2019 (the “Closing Date”) by entering into senior unsecured credit facilities (as amended, the “2019 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2016 facilities, as well as the related debt issuance costs.

The 2019 facilities consist of a $1,093.2 million United States dollar-denominated Term Loan A facility (the “USD TLA facility”), a €500.0 million euro-denominated Term Loan A facility (the “Euro TLA facility” and together with the USD TLA facility, the “TLA facilities”) and senior unsecured revolving credit facilities consisting of (i) a $675.0 million United States dollar-denominated revolving credit facility, (ii) a CAD $70.0 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200.0 million euro-denominated revolving credit facility available in euro, Australian dollars and other agreed foreign currencies and (iv) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities are due on April 29, 2024. In connection with the refinancing in 2019 of the 2016 facilities, the Company paid debt issuance costs of $10.4 million (of which $3.5 million was expensed as debt modification costs and $6.9 million is being amortized over the term of the 2019 facilities) and recorded debt extinguishment costs of $1.7 million to write off previously capitalized debt issuance costs.

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

The Company had loans outstanding of $513.5 million, net of debt issuance costs and based on applicable exchange rates, under the TLA facilities, no borrowings outstanding under the senior unsecured revolving credit facilities and $13.4 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of January 30, 2022.

The terms of the TLA facilities require the Company to make quarterly repayments of amounts outstanding, which commenced with the calendar quarter ended September 30, 2019. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date for the first eight calendar quarters following the Closing Date, 5.00% per annum of the principal amount outstanding on the Closing Date for the four calendar quarters thereafter and 7.50% per annum of the principal amount outstanding on the Closing Date for the remaining calendar quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the TLA facilities. The outstanding borrowings under the 2019 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by the Company would reduce the future required repayment amounts.

The Company made payments of $1,051.3 million on its term loans under the 2019 facilities during 2021, which included the repayment of the outstanding principal balance under its United States dollar-denominated Term Loan A facility. The Company made payments of $14.4 million on its term loans under the 2019 facilities during 2020. The Company made payments of $70.6 million on its term loans under the 2019 facilities and repaid the 2016 facilities in connection with the refinancing of the senior credit facilities during 2019.

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

The current applicable margin with respect to the TLA facilities and each revolving credit facility as of January 30, 2022 was 1.375% for adjusted Eurocurrency rate loans and 0.375% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the TLA facilities and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during 2021, 2020 and 2019:

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of January 30, 2022		Fixed Rate	Expiration Date
March 2020	February 2021	$50.0	$—	(1)	0.562%	February 2023
February 2020	February 2021	50.0	—	(1)	1.1625%	February 2023
February 2020	February 2020	50.0	—	(1)	1.2575%	February 2023
August 2019	February 2020	50.0	—	(1)	1.1975%	February 2022
June 2019	February 2020	50.0	—	(1)	1.409%	February 2022
June 2019	June 2019	50.0	—		1.719%	July 2021
January 2019	February 2020	50.0	—		2.4187%	February 2021
November 2018	February 2019	139.2	—		2.8645%	February 2021
October 2018	February 2019	115.7	—		2.9975%	February 2021
June 2018	August 2018	50.0	—		2.6825%	February 2021
June 2017	February 2018	306.5	—		1.566%	February 2020

(1)    The Company terminated early the interest rate swap agreements due to expire in February 2022 and February 2023 in connection with the repayment of the outstanding principal balance under its USD TLA facility. Please see Note 10, “Derivative Financial Instruments,” for further discussion.

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

The 2019 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. A breach of any of these operating or financial covenants would result in a default under the 2019 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of the Company’s other debt. Given the disruption to the Company’s business caused by the COVID-19 pandemic and to ensure financial flexibility, the Company amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate was delivered for the second quarter of 2021 (the “relief period”) unless the Company elected earlier to terminate the relief period and satisfied the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provided for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii)

suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400.0 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments required that the Company suspend payments of dividends on its common stock and purchases of shares under its stock repurchase program during the relief period. The June 2020 Amendment also provided that during the relief period the applicable margin would be increased 0.25%. In addition, under the June 2020 Amendment, in the event there was a specified credit ratings downgrade by Standard & Poor’s and Moody’s during the relief period (as set forth in the June 2020 Amendment), within 120 days thereafter (i) the Company would have been required to cause each of its wholly owned United States subsidiaries (subject to certain customary exceptions) to become a guarantor under the 2019 facilities and (ii) the Company and each subsidiary guarantor would have been required to grant liens in favor of the collateral agent on substantially all of their respective assets (subject to customary exceptions). The Company terminated early, effective June 10, 2021, this temporary relief period and, as a result, the various provisions in the June 2020 Amendment described above were no longer in effect. Following the termination of the relief period, the Company was required to maintain a minimum interest coverage ratio and a maximum net leverage ratio, calculated in the manner set forth in the terms of the 2019 facilities. As of January 30, 2022, the Company was in compliance with all applicable financial and non-financial covenants under these facilities.

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

As of January 30, 2022, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit outside of its 2019 facilities primarily to collateralize the Company’s insurance and lease obligations. The Company had $53.8 million of these standby letters of credit outstanding as of January 30, 2022.

Interest paid was $96.8 million, $111.2 million and $108.3 million during 2021, 2020 and 2019, respectively.

9.      INCOME TAXES

The domestic and foreign components of income (loss) before income taxes were as follows:

(In millions)	2021	2020	2019
Domestic	$(120.3)	$(1,248.7)	$(441.2)
Foreign	1,093.0	55.7	885.2
Total	$972.7	$(1,193.0)	$444.0

The (loss) before income taxes in 2020 was due to the significant adverse impacts of the COVID-19 pandemic on the Company’s business, including $1,027.7 million of noncash impairment charges.

Taxes paid were $155.4 million, $130.7 million and $133.0 million in 2021, 2020 and 2019, respectively.

The provision (benefit) for income taxes attributable to income (loss) consisted of the following:

(In millions)	2021		2020		2019
Federal:
Current	$(87.7)		$(22.2)		$(30.4)
Deferred	(51.4)	(1)	(103.5)		(52.6)	(4)
State and local:
Current	19.6		3.1		4.3
Deferred	(21.7)		(19.0)		(16.5)
Foreign:
Current	153.7		108.3		127.9
Deferred	8.2	(2)	(22.2)	(3)	(3.8)	(4)
Total	$20.7		$(55.5)		$28.9

(1)     Includes a $106.3 million benefit related to a tax accounting method change made in conjunction with the Company’s 2020 U.S. federal income tax return that provides additional tax benefits to the foreign components of the federal income tax provision.

(2)     Includes a $32.3 million benefit related to the remeasurement of certain net deferred tax assets in connection with the expiration of the special tax rates at the end of 2021.

(3)     Includes a $33.1 million expense related to the remeasurement of certain net deferred tax liabilities in connection with the enactment of legislation in the Netherlands known as the “2021 Dutch Tax Plan,” which became effective on January 1, 2021.

(4)     Includes a $27.8 million benefit related to the write-off of deferred tax liabilities in connection with the pre-tax noncash impairment of the then-owned Speedo perpetual license right, primarily in the United States. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

The provision (benefit) for income taxes for the years 2021, 2020 and 2019 was different from the amount computed by applying the statutory United States federal income tax rate to the underlying income (loss) as follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(0.1)%	1.7%	(2.4)%
Effects of international jurisdictions, including foreign tax credits	(8.0)%	(2.2)%	(15.7)%
Change in estimates for uncertain tax positions	(9.7)%	2.1%	(11.8)%
Change in valuation allowance	0.7%	0.9%	1.8%
Tax accounting method change	(10.9)%	—%	—%
Tax on foreign earnings (U.S. Tax Legislation - GILTI and FDII)	7.6%	(5.9)%	10.0%
Tax on Speedo transaction basis difference	—%	—%	2.3%
Goodwill impairment	—%	(13.3)%	—%
Excess tax benefits related to stock-based compensation	—%	(0.4)%	(0.2)%
Other, net	1.5%	0.8%	1.5%
Effective income tax rate	2.1%	4.7%	6.5%

The Company files income tax returns in more than 40 international jurisdictions each year. A substantial amount of the Company’s earnings are in international jurisdictions, particularly the Netherlands and Hong Kong SAR, where income tax rates, when coupled with special rates levied on income from certain of the Company’s jurisdictional activities, are lower than the United States statutory income tax rate. The Company benefited from these special rates until the end of 2021. The effects of international jurisdictions, including foreign tax credits, reflected in the above table for 2021, 2020 and 2019 included those taxes at statutory income tax rates and at special rates levied on income from certain jurisdictional activities.

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which included various income tax provisions aimed at providing economic relief. The Company had a slight favorable cash flow impact as a result of the deferral of income tax payments under the CARES Act in 2020. The Company also considered the significant adverse impact of the pandemic on its business in assessing the realizability of its deferred tax assets. Based on this assessment, the Company determined that no additional valuation allowances were needed against its deferred tax assets.

The United States Tax Cuts and Job Act of 2017 (the “U.S. Tax Legislation”) was enacted on December 22, 2017. The U.S. Tax Legislation significantly revised the United States tax code by, among other things, introducing a tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) for tax years beginning after December 31, 2017. The guidance indicated that companies must make a policy election to either record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future years or treat any taxes on GILTI inclusions as period costs when incurred. The Company completed its analysis of the tax effects of the GILTI provisions in 2018 and elected to account for these tax effects as period costs when incurred.

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2021		2020
Gross deferred tax assets
Tax loss and credit carryforwards	$131.7		$314.3
Operating lease liabilities	401.5		457.1
Employee compensation and benefits	111.8		107.1
Inventories	42.6		36.4
Accounts receivable	24.2		16.3
Accrued expenses	18.2		22.5
Derivative financial instruments	—		17.6
Property, plant and equipment	208.4	(1)	—
Other, net	—		13.0
Subtotal	938.4		984.3
Valuation allowances	(69.3)		(62.2)
Total gross deferred tax assets, net of valuation allowances	$869.1		$922.1
Gross deferred tax liabilities
Intangibles	$(828.8)		$(867.8)
Operating lease right-of-use assets	(352.8)		(399.2)
Property, plant and equipment	—		(16.3)
Derivative financial instruments	(11.1)		—
Other, net	(4.2)		—
Total gross deferred tax liabilities	$(1,196.9)		$(1,283.3)
Net deferred tax liability	$(327.8)		$(361.2)

(1)    Includes a deferred tax asset related to a tax accounting method change made in conjunction with the Company’s 2020 U.S. federal income tax return.

At the end of 2021, the Company had on a tax-effected basis approximately $142.2 million of net operating loss and tax credit carryforwards available to offset future taxable income in various jurisdictions. This included net operating loss carryforwards of approximately $1.9 million and $43.2 million for federal and various state and local jurisdictions, respectively, and $24.4 million for various foreign jurisdictions. The Company also had federal and state tax credit and other carryforwards of $72.7 million. The carryforwards expire principally between 2022 and 2041.

Prior to the enactment of the U.S. Tax Legislation, the Company’s undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the U.S. Tax Legislation, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the U.S. Tax Legislation were deemed to have been repatriated. The Company’s intent is to reinvest indefinitely substantially all of its foreign earnings outside of the United States. However, if the Company decides at a later date to repatriate these earnings to the United States, the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Uncertain tax positions activity for each of the last three years was as follows:

(In millions)	2021	2020	2019
Balance at beginning of year	$210.7	$219.9	$248.3
Increases related to prior year tax positions	2.6	5.4	7.7
Decreases related to prior year tax positions	(0.2)	(2.9)	(15.8)
Increases related to current year tax positions	15.5	10.9	18.2
Lapses in statute of limitations	(93.3)	(30.7)	(36.0)
Effects of foreign currency translation	(7.5)	8.1	(2.5)
Balance at end of year	$127.8	$210.7	$219.9

The entire amount of uncertain tax positions as of January 30, 2022, if recognized, would reduce the future effective tax rate under current accounting guidance.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Statements of Operations for 2021, 2020 and 2019 totaled a benefit of $7.4 million, an expense of $2.3 million and a benefit of $15.0 million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of January 30, 2022 and January 31, 2021 totaled $19.9 million and $28.3 million, respectively. The Company recorded its liabilities for uncertain tax positions principally in accrued expenses and other liabilities in its Consolidated Balance Sheets.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2006. It is reasonably possible that a reduction of uncertain tax positions in a range of $8.0 million to $10.0 million may occur within 12 months of January 30, 2022.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its 2019 facilities and 2021 facility, which borrowings bear interest at a rate equal to an applicable margin plus a variable rate. The Company had entered into interest rate swap agreements to hedge against a portion of the exposure related to its term loans under the 2019 facilities. No interest rate swap agreements were outstanding as of January 30, 2022. As of January 30, 2022, approximately 80% of the Company’s long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable rate. The Company had no borrowings outstanding under the 2021 facility during 2021. Please see Note 8, “Debt,” for further discussion of the 2019 facilities, the 2021 facility and these agreements.

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

During 2021, the Company dedesignated certain cash flow hedges in connection with the repayment of the outstanding principal balance under its USD TLA facility, as the underlying interest payments were no longer probable to occur, which resulted in the release of a $1.5 million loss from AOCL into the Company’s Consolidated Statement of Operations. During 2020, the Company dedesignated certain cash flow hedges due to the impacts of the COVID-19 pandemic on its business, which resulted in the release of an immaterial gain from AOCL into the Company’s Consolidated Statement of Operations. The Company continues to believe as of January 30, 2022 that transactions relating to its designated cash flow hedges are probable to occur.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,361.7 million and $1,243.4 million, respectively, as of January 30, 2022 and $1,514.2 million and $1,351.9 million, respectively, as of January 31, 2021. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets				Liabilities
	2021		2020		2021		2020
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$48.0	$2.7	$1.2	$0.1	$0.6	$—	$29.0	$0.4
Interest rate swap agreements	—	—	—	—	—	—	3.2	1.5
Total contracts designated as cash flow hedges	48.0	2.7	1.2	0.1	0.6	—	32.2	1.9
Undesignated contracts:
Foreign currency forward exchange contracts	5.6	—	2.5	—	1.1	—	1.6	—
Total	$53.6	$2.7	$3.7	$0.1	$1.7	$—	$33.8	$1.9

The notional amount outstanding of foreign currency forward exchange contracts was $1,408.5 million at January 30, 2022. Such contracts expire principally between February 2022 and July 2023.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)	2021	2020	2019
Foreign currency forward exchange contracts (inventory purchases)	$109.2	$(57.3)	$22.4
Interest rate swap agreements	0.2	(9.9)	(5.8)
Foreign currency borrowings (net investment hedges)	111.3	(125.0)	39.3
Total	$220.7	$(192.2)	$55.9

	Amount of (Loss) Gain Reclassified from AOCL into (Expense) Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
	Amount Reclassified			Location	Total Statements of Operations Amount
(In millions)	2021	2020	2019		2021	2020	2019
Foreign currency forward exchange contracts (inventory purchases)	$(1.8)	$12.5	$23.1	Cost of goods sold	$3,830.6	$3,355.8	$4,520.6
Interest rate swap agreements	(1.5)	—	—	SG&A (1)	4,453.9	3,983.2	4,715.2
Interest rate swap agreements	(3.0)	(11.0)	(1.4)	Interest expense	108.6	125.5	120.0
Total	$(6.3)	$1.5	$21.7

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during 2021 as discussed in the section entitled “Cash Flow Hedges” above.

A net gain in AOCL on foreign currency forward exchange contracts at January 30, 2022 of $54.9 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment. No amounts remained in AOCL related to interest rate swap agreements as of January 30, 2022.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

	Gain (Loss) Recognized in Income (Expense)
(In millions)	2021	2020	2019
Foreign currency forward exchange contracts	$14.7	$(11.8)	$3.4

The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during 2021 as discussed in the section entitled “Cash Flow Hedges” above. Following the dedesignation, the effect of these interest rate swap agreements recognized in SG&A expenses in the Company’s Consolidated Statement of Operations was immaterial in 2021.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of January 30, 2022.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	2021				2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$56.3	N/A	$56.3	N/A	$3.8	N/A	$3.8
Total Assets	N/A	$56.3	N/A	$56.3	N/A	$3.8	N/A	$3.8

Liabilities:
Foreign currency forward exchange contracts	N/A	$1.7	N/A	$1.7	N/A	$31.0	N/A	$31.0
Interest rate swap agreements	N/A	—	N/A	—	N/A	4.7	N/A	4.7
Total Liabilities	N/A	$1.7	N/A	$1.7	N/A	$35.7	N/A	$35.7

The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the interest rate swap agreements is based on observable interest rate yield curves and represents the expected discounted cash flows underlying the financial instruments. No interest rate swap agreements were outstanding as of January 30, 2022.

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

The following tables show the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during 2021, 2020 and 2019, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
2021	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$14.3	$14.3	$21.2
Property, plant and equipment, net	N/A	N/A	0.6	0.6	25.8

2020
Operating lease right-of-use assets	N/A	N/A	110.5	110.5	28.2
Property, plant and equipment, net	N/A	N/A	2.7	2.7	53.7
Goodwill	N/A	N/A	652.6	652.6	879.0
Tradenames	N/A	N/A	48.7	48.7	47.2
Other intangible assets, net	N/A	N/A	—	—	7.3
Investments in unconsolidated affiliates	N/A	N/A	—	—	12.3

2019
Operating lease right-of-use assets	N/A	N/A	14.5	14.5	83.0
Property, plant and equipment, net	N/A	N/A	—	—	26.9
Other intangible assets, net	N/A	N/A	87.4	87.4	116.4

Operating lease right-of-use assets with a carrying amount of $35.5 million and property, plant and equipment with a carrying amount of $26.4 million were written down to their fair values of $14.3 million and $0.6 million, respectively, during 2021, primarily as a result of actions taken by the Company to reduce its real estate footprint, including reductions in office space, and the financial performance in certain of the Company’s retail stores. Please see Note 17, “Exit Activity Costs,” for further discussion of the 2021 reductions in workforce and real estate footprint activities. Fair value of the Company’s operating lease right-of-use assets was determined based on the discounted cash flows of estimated sublease income using market participant assumptions, which considered the short length of the remaining lease term for certain of these assets, and current real estate trends and market conditions. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

The $47.0 million of impairment charges during 2021 were included in SG&A expenses in the Company’s Consolidated Statement of Operations and recorded to the Company’s segments as follows: $7.2 million in the Tommy Hilfiger International segment, $2.8 million in the Calvin Klein International segment, $1.5 million in the Heritage Brands Wholesale segment, $1.4 million in the Tommy Hilfiger North America segment, $0.4 million in the Calvin Klein North America segment and $33.7 million was recorded in corporate expenses not allocated to any reportable segments.

Property, plant and equipment with a carrying amount of $17.1 million was written down to a fair value of $1.1 million during the first quarter of 2020, primarily due to the adverse impacts of the COVID-19 pandemic on the Company’s retail stores with lease terms that were due to expire by the end of fiscal 2021 with no intention of renewal, including temporary store closures and reduced traffic, occupancy and consumer spending trends. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Operating lease right-of-use assets with a carrying amount of $138.7 million and property, plant and equipment with a carrying amount of $32.1 million were written down to their fair values of $110.5 million and $1.6 million, respectively, during the fourth quarter 2020. These impairments were primarily due to the adverse impacts of the pandemic on the financial performance of certain of the Company’s retail stores and the shift in consumer buying trends from brick and mortar retail stores to digital channels. Fair value of the Company’s operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Property, plant and equipment with a carrying amount of $7.2 million was written down to a fair value of zero during 2020 in connection with the exit from the Heritage Brands Retail business. Please see Note 17, “Exit Activity Costs,” for further discussion of the Heritage Brands Retail exit costs. Fair value of the Company’s Heritage Brands Retail business property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

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

Property, plant and equipment with a carrying amount of $26.9 million was written down to a fair value of zero during 2019 primarily in connection with the TH U.S. store closures, the closure of the Company’s CALVIN KLEIN 205 W39 NYC brand, and the financial performance in certain of the Company’s retail stores and shop-in-shops, including certain Calvin Klein stores affected by the realignment of the Calvin Klein creative direction globally. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

The Company’s then-owned perpetual license right for the Speedo trademark with a carrying amount of $203.8 million was written down to a fair value of $87.4 million in the fourth quarter of 2019 in connection with the Speedo transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

The $226.3 million of impairment charges during 2019 were recorded in the Company’s Consolidated Statement of Operations, of which $109.9 million was included in SG&A expenses and $116.4 million was included in other (gain) loss, net. The $226.3 million of impairment charges were recorded to the Company’s segments as follows: $118.6 million in the Heritage Brands Wholesale segment, $50.0 million in the Tommy Hilfiger North America segment, $37.4 million in the Calvin Klein North America segment, $13.1 million in the Calvin Klein International segment, $4.0 million in the Tommy Hilfiger International segment, $0.1 million in the Heritage Brands Retail segment and $3.1 million was recorded in corporate expenses not allocated to any reportable segments.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	2021		2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,242.5	$1,242.5	$1,651.4	$1,651.4
Short-term borrowings	10.8	10.8	—	—
Long-term debt (including portion classified as current)	2,352.4	2,522.4	3,554.8	3,806.8

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

12.      RETIREMENT AND BENEFIT PLANS

The Company, as of January 30, 2022, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The Company had five noncontributory qualified defined benefit pension plans until the merger of three of its plans into another of the plans effective December 31, 2020. The merger did not have any impact on plan benefits. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

The Company also has three noncontributory unfunded non-qualified supplemental defined benefit pension plans, including:

–A plan for certain former members of Tommy Hilfiger’s domestic senior management. The plan is frozen and, as a result, participants do not accrue additional benefits.
–A capital accumulation program for certain former senior executives. Under the individual participants’ agreements, the participants in the program will receive a predetermined amount during the ten years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least ten years and has attained age 55.
–A plan for certain employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement.

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

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2021	2020	2021	2020	2021	2020
Balance at beginning of year	$840.5	$830.1	$121.7	$124.5	$6.3	$8.2
Service cost, net of plan expenses	38.1	42.9	4.7	5.7	—	—
Interest cost	24.8	25.5	3.3	3.5	0.1	0.2
Benefit payments	(48.7)	(64.0)	(24.5)	(9.6)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(0.7)	(1.3)
Special termination benefits	0.5	1.1	1.8	1.9	—	—
Heritage Brands transaction gain	(1.5)	—	(0.3)	—	—	—
Speedo deconsolidation gain	—	(2.2)	—	(0.6)	—	—
Actuarial (gain) loss	(68.5)	7.1	(13.4)	(3.7)	(0.1)	(0.8)
Balance at end of year	$785.2	$840.5	$93.3	$121.7	$5.6	$6.3

Service cost on the Pension Plans decreased in 2021 as compared to 2020 primarily due to a reduction in plan participants resulting from the Company’s North America office workforce reduction as discussed below.

In 2021, benefit payments from the SERP Plans include lump sum payments of accrued benefits to certain vested senior executives who retired or terminated their employment in 2021.

The actuarial gains included in the projected benefit obligation (Pension Plans and SERP Plans) in 2021 were due principally to an increase in the discount rate and an update to plan assumptions, mostly related to termination rates, based on recent trends and management’s future expectations. The net actuarial loss included in the projected benefit obligation (Pension Plans and SERP Plans) in 2020 was due principally to a decrease in the discount rate, partially offset by (i) a reduction in plan participants due to the Company’s North America office workforce reduction and (ii) updated mortality assumptions.

The Company completed the sale of certain of its heritage brands trademarks, as well as certain related inventories of its Heritage Brands business to ABG and other parties on the first day of the third quarter of 2021. In connection with the sale, the employment of certain U.S.-based employees engaged in the Heritage Brands business was terminated in the third quarter of 2021. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits will be accrued under the plans for these employees and as a result, the Company recognized a gain of $1.8 million in the third quarter of 2021 with a corresponding decrease to its pension benefit obligation. For certain eligible employees affected by the transaction, the Company provided an enhanced retirement benefit and as a result recognized $1.4 million of special termination benefit costs in the third quarter of 2021 with a corresponding increase to its pension benefit obligation. These amounts were included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands transaction.

The Company provided enhanced retirement benefits to terminated employees in 2021 and as a result recognized $0.9 million of special termination benefit costs with a corresponding increase to its pension benefit obligation.

The Company announced in July 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape. The Company’s actions included a reduction in its North America office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions. For certain eligible employees affected by the workforce reduction, the Company provided an enhanced retirement benefit and as a result recognized $3.0 million of special termination benefit costs during 2020, with a corresponding increase to its pension benefit obligation. Benefit payments from the Pension Plans had increased in 2020 as a result of these actions. Please see Note 17, “Exit Activity Costs,” for further discussion of these actions.

The Company completed the sale of its Speedo North America business to Pentland in April 2020. Upon the closing of the transaction, U.S.-based employees who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits are being accrued under the plans and as a result, the Company recognized a gain of $2.8 million during 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the sale of the Speedo North America business.

Reconciliations of the fair value of the assets held by the Pension Plans and the funded status were as follows:

(In millions)	2021	2020
Fair value of plan assets at beginning of year	$765.8	$721.2
Actual return, net of plan expenses	9.2	108.6
Benefit payments	(48.7)	(64.0)
Fair value of plan assets at end of year	$726.3	$765.8
Funded status at end of year	$(58.9)	$(74.7)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2021	2020	2021	2020	2021	2020
Current liabilities	$—	$—	$(35.6)	$(10.2)	$(0.7)	$(0.8)
Non-current liabilities	(58.9)	(74.7)	(57.7)	(111.5)	(4.9)	(5.5)
Net amount recognized	$(58.9)	$(74.7)	$(93.3)	$(121.7)	$(5.6)	$(6.3)

In 2021, SERP Plans current liabilities include the expected benefit payments to certain vested senior executives who retired or terminated their employment in 2021 or who in 2021 announced their retirement or termination of their employment in 2022.

The components of net benefit cost recognized were as follows:

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$40.1	$45.0	$33.5	$4.7	$5.7	$5.8	$—	$—	$—
Interest cost	24.8	25.5	27.9	3.3	3.5	4.3	0.1	0.2	0.3
Actuarial (gain) loss	(35.2)	(60.0)	74.2	(13.4)	(3.7)	23.1	(0.1)	(0.8)	0.5
Expected return on plan assets	(44.5)	(43.6)	(40.3)	—	—	—	—	—	—
Special termination benefits	0.5	1.1	—	1.8	1.9	—	—	—	—
Heritage Brands transaction gain	(1.5)	—	—	(0.3)	—	—	—	—	—
Speedo deconsolidation gain	—	(2.2)	—	—	(0.6)	—	—	—	—
Total	$(15.8)	$(34.2)	$95.3	$(3.9)	$6.8	$33.2	$—	$(0.6)	$0.8

The actuarial gains in net benefit cost in 2021 were due principally to (i) an increase in the discount rate and (ii) updated plan assumptions, mostly related to termination rates, based on recent trends and management’s future expectations, partially offset by (iii) the difference between the actual and expected returns on plan assets for the Pension Plans. The actuarial gains included in net benefit cost in 2020 were due principally to the (i) difference between the actual and expected returns on plan assets for the Pension Plans, (ii) the reduction in plan participants due to the North America workforce reduction, and (iii) updated mortality assumptions, which more than offset the impact of a decline in the discount rate. The actuarial losses in 2019 were due principally to decreases in the discount rate, partially offset by an actuarial gain as a result of the difference between the actual and expected returns on plan assets.

The components of net benefit cost are recorded in the Company’s Consolidated Statements of Operations as follows: (i) the service cost component is recorded in SG&A expenses, (ii) the Heritage Brands transaction gain and the related special termination benefit costs, as well as the Speedo deconsolidation gain components, are recorded in other (gain) loss, net, and (iii) the other components are recorded in non-service related pension and postretirement (income) cost.

Amortization of prior service cost recognized in other comprehensive (loss) income for Pension Plans was immaterial during 2021, 2020 and 2019.

Pre-tax amounts in AOCL that had not yet been recognized as components of net benefit cost in the Pension Plans were immaterial as of January 30, 2022 and January 31, 2021.

The accumulated benefit obligations (Pension Plans and SERP Plans) were as follows:

	Pension Plans		SERP Plans
(In millions)	2021	2020	2021	2020
Accumulated benefit obligation	$746.4	$754.9	$85.3	$102.6

In 2021, both of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. In 2020, both of the Company’s Pension Plans had projected benefit obligations in excess of plan assets and one of the Company’s Pension Plans had accumulated benefit obligations in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2021	2020
Number of plans with projected benefit obligations in excess of plan assets	2	2
Aggregate projected benefit obligation	$785.2	$840.5
Aggregate fair value of related plan assets	$726.3	$765.8

Number of plans with accumulated benefit obligations in excess of plan assets	2	1
Aggregate accumulated benefit obligation	$746.4	$4.3
Aggregate fair value of related plan assets	$726.3	$4.1

In 2021 and 2020 all of the Company’s SERP Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets as the plans are unfunded.

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2021	2020	2019
Discount rate (applies to Pension Plans and SERP Plans)	3.31%	3.04%	3.15%
Discount rate (applies to Postretirement Plans)	2.89%	2.29%	2.70%
Rate of increase in compensation levels (applies to Pension Plans)	4.00%	4.25%	4.23%
Expected long-term rate of return on assets (applies to Pension Plans)	6.00%	6.00%	6.25%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation.

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while managing future contributions. The investment policy aims to earn a reasonable rate of return while minimizing the risk of large losses. Assets are diversified by asset class in order to reduce volatility of overall results from year to year and to take advantage of various investment opportunities. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the Pension Plans as of January 30, 2022 was approximately 40% United States equities, 20% international equities and 40% fixed income investments and cash. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds, collective funds and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

In accordance with the fair value hierarchy described in Note 11, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Pension Plans for each major category as of January 30, 2022 and January 31, 2021:

(In millions)		Fair Value Measurements as of January 30, 2022(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$186.8	$186.8	$—	$—
International equities(2)	19.8	19.8	—	—
United States equity fund(3)	73.3	—	73.3	—
International equity funds(4)	155.1	73.6	81.5	—
Fixed income securities:
Government securities(5)	62.5	—	62.5	—
Corporate securities(5)	192.2	—	192.2	—
Short-term investment funds(6)	35.0	—	35.0	—
Subtotal	$724.7	$280.2	$444.5	$—
Other assets and liabilities(7)	1.6
Total	$726.3

(In millions)		Fair Value Measurements as of January 31, 2021(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$219.4	$219.4	$—	$—
International equities(2)	24.8	24.8	—	—
United States equity fund(3)	62.2	—	62.2	—
International equity funds(4)	151.1	71.5	79.6	—
Fixed income securities:
Government securities(5)	59.1	—	59.1	—
Corporate securities(5)	208.8	—	208.8	—
Short-term investment funds(6)	38.0	—	38.0	—
Subtotal	$763.4	$315.7	$447.7	$—
Other assets and liabilities(7)	2.4
Total	$765.8

(1)The Company uses third party pricing services to determine the fair values of the financial instruments held by the pension plans. The Company obtains an understanding of the pricing services valuation methodologies and related inputs and validates a sample of prices by reviewing prices from other sources. The Company has not adjusted any prices received from the third party pricing services.
(2)Valued at the closing price or unadjusted quoted price in the active market in which the individual securities are traded.
(3)Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem this investment at net asset value within the near term and therefore classifies this investment within Level 2. This commingled fund invests in United States large cap equities of companies that track the Russell 1000 Index.
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
(7)This category includes other pension assets and liabilities such as pending trades and accrued income.

The Company believes that there are no significant concentrations of risk within the plan assets as of January 30, 2022.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2022. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Postretirement Plans are as follows:

(In millions)
Fiscal Year	Pension Plans	SERP Plans	Postretirement Plans
2022	$52.5	$35.6	$0.7
2023	52.6	7.4	0.7
2024	54.7	7.5	0.6
2025	54.2	7.6	0.6
2026	53.7	7.1	0.5
2027-2031	261.8	29.0	1.8

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees in the United States who elect to participate. The Company matches a portion of employee contributions to the plans. Beginning January 1, 2022, the Company will make an additional contribution to these plans for employees in the United States hired on or after that date in lieu of their participation in the Pension Plans. In addition, as of January 1, 2022, the Company has modified its supplemental savings plan such that participants can choose from a broader variety of investment options than were previously available for any contributions made subsequent to that date. Further, the Company has established a rabbi trust whereby the trust will hold investments that generally mirror the participants’ investment elections in the supplemental savings plan after January 1, 2022. As of January 30, 2022, the fair value of such investments was immaterial. The Company also has defined contribution plans for certain employees in certain international locations, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $36.5 million, $34.2 million and $29.9 million in 2021, 2020 and 2019, respectively.

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

Through January 30, 2022, the Company has granted under the Plan (i) service-based stock options, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There were no shares of restricted stock or contingently issuable RSUs outstanding as of January 30, 2022.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares. Total shares available for grant at January 30, 2022 amounted to 4.3 million shares.

Net income (loss) for 2021, 2020 and 2019 included $46.8 million, $50.5 million and $56.1 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $6.2 million, $5.9 million and $6.9 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions in 2021, 2020 and 2019 were $7.6 million, $3.0 million and $8.8 million, respectively. The tax benefits realized included discrete net excess tax (deficiencies) benefits of $(5.4) million and $0.9 million recognized in the Company’s provision for income taxes during 2020 and 2019, respectively. Discrete net excess tax benefits recognized in the Company’s provision for income taxes during 2021 were immaterial.

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

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods.

The following summarizes the assumptions used to estimate the fair value of stock options granted during 2021, 2020 and 2019 and the resulting weighted average grant date fair value per stock option:

	2021	2020	2019
Weighted average risk-free interest rate	1.24%	0.48%	2.15%
Weighted average expected stock option term (in years)	6.25	6.25	6.25
Weighted average Company volatility	47.58%	45.08%	29.88%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per stock option	$48.28	$23.05	$37.14

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the stock options granted during 2021 and 2020, respectively, was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 14, “Stockholders' Equity,” for further discussion of dividends on the Company’s common stock.

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Stock option activity for the year was as follows:

(In thousands, except years and per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2021	1,028	$98.23	6.0	$7,139
Granted	96	104.30
Exercised	316	84.68
Forfeited / Expired	120	109.12
Outstanding at January 30, 2022	688	$103.40	5.0	$4,576
Exercisable at January 30, 2022	466	$113.51	3.7	$1,053

The aggregate grant date fair value of stock options granted during 2021, 2020 and 2019 was $4.6 million, $5.8 million and $6.3 million, respectively.

The aggregate grant date fair value of stock options that vested during 2021, 2020 and 2019 was $7.2 million, $5.0 million and $6.5 million, respectively.

The aggregate intrinsic value of stock options exercised during 2021, 2020 and 2019 was $9.7 million, $0.7 million and $1.3 million, respectively.

At January 30, 2022, there was $5.3 million of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

RSUs

RSUs granted to employees generally vest in four equal annual installments commencing one year after the date of grant, although the Company does make from time to time, and currently has outstanding, RSUs with different vesting schedules. Service-based RSUs granted to non-employee directors vest in full the earlier of one year after the date of grant or the date of the Annual Meeting of Stockholders following the year of grant. The underlying RSU award agreements for employees generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the Plan). The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 31, 2021	1,470	$78.80
Granted	562	108.96
Vested	575	87.31
Forfeited	281	82.84
Non-vested at January 30, 2022	1,176	$88.09

The aggregate grant date fair value of RSUs granted during 2021, 2020 and 2019 was $61.2 million, $59.2 million and $67.3 million, respectively. The aggregate grant date fair value of RSUs vested during 2021, 2020 and 2019 was $50.2 million, $41.2 million and $40.7 million, respectively.

At January 30, 2022, there was $71.5 million of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

PSUs

Contingently issuable PSUs granted to employees generally vest three years after the date of grant, subject to the satisfaction of performance conditions. The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the second quarter of 2021. For these awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s consolidated earnings before interest and taxes (“EBIT”) amount for the 2021 fiscal year, and 50% is based upon the Company’s total shareholder return (“TSR”) during a three-year performance period from the grant date relative to a pre-established group of industry peers. The Company records expense ratably over the three-year service period, with expense determined as follows: (i) EBIT-based portion of the awards – based on the grant date fair value per share and the Company’s current expectations of the probable number of shares that will ultimately be issued and (ii) TSR-based portion of the awards – based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions. The grant date fair value of the awards granted was established as follows: (i) EBIT-based portion of the awards – based on the closing price of the Company’s common stock reduced for the present value of any dividends expected to be paid on the Company’s common stock during the three-year service period, as these contingently issuable PSUs do not accrue dividends and (ii) TSR-based portion of the awards – using the Monte Carlo simulation model. For the EBIT-based portion of the awards, the applicable performance period ended in the fourth quarter of 2021 and the maximum level of performance was achieved. These shares will vest and be paid out subject to and following the completion of the three-year service period.

The Company also granted contingently issuable PSUs to certain of the Company’s senior executives during 2018, 2019 and 2020, subject to a three-year performance period from the applicable grant date. For these awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s TSR during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For these awards, the Company records expense ratably over the three-year service period based on the grant date fair value of the awards regardless of whether the market condition is satisfied because the awards are subject to market conditions. The grant date fair value of the awards granted was established for each grant using the Monte Carlo simulation model. For awards granted in 2018, the three-year performance period ended during the first quarter of 2021 and holders of the awards did not earn any shares since the market conditions were not satisfied.

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during 2021, 2020 and 2019 and the resulting weighted average grant date fair value:

	2021	2020	2019
Weighted average risk-free interest rate	0.33%	0.19%	2.13%
Weighted average Company volatility	60.69%	51.86%	30.25%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per PSU	$159.29	$64.89	$119.46

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for the term corresponding to the three-year performance period. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the three-year performance period. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the PSUs granted during 2021 and 2020, respectively, was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 14, “Stockholders' Equity,” for further discussion of dividends on the Company’s common stock.

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the weighted average grant date fair value was discounted 8.40% in 2021 for the restriction of liquidity, which was calculated using the Finnerty model, and 15.94% in 2020 and 6.20% in 2019 for the restriction of liquidity, which was calculated using the Chaffe model. The Company uses the model that is deemed more appropriate after an evaluation of current market conditions.

Total PSU activity for the year was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 31, 2021	237	$96.48
Granted	43	134.31
Reduction due to market conditions not satisfied	41	158.97
Increase due to performance conditions achieved above target	19	108.58
Vested	—	—
Forfeited	10	108.61
Non-vested at January 30, 2022	248	$93.15

The aggregate grant date fair value of PSUs granted during 2021, 2020 and 2019 was $5.8 million, $8.6 million and $8.6 million, respectively. The aggregate grant date fair value of PSUs that vested during 2019 was $6.7 million. No PSUs vested in 2020 and 2021. PSUs in the above table that remain subject to market conditions are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that will actually be earned.

At January 30, 2022, there was $6.7 million of unrecognized pre-tax compensation expense related to non-vested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.

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

The Company suspended share repurchases under the stock repurchase program beginning in March 2020, following the purchase of 1.4 million shares in open market transactions for $110.7 million completed earlier in the first quarter of 2020, in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of the June 2020 Amendment, the Company was not permitted to make share repurchases during the relief period. However, effective June 10, 2021, the relief period was terminated and the Company was permitted to resume share repurchases at management’s discretion. Please see Note 8, “Debt,” for further discussion.

During 2021, 2020 and 2019, the Company purchased 3.3 million shares, 1.4 million shares and 3.4 million shares, respectively, of its common stock under the program in open market transactions for $349.7 million, $110.7 million and $325.0 million, respectively. As of January 30, 2022, the repurchased shares were held as treasury stock and $222.9 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

Common Stock Dividends

The Company declared four $0.0375 per share dividends payable to its common stockholders in 2019 totaling $11.3 million. The Company declared a $0.0375 per share dividend payable to its common stockholders of record on March 4, 2020, in respect of which the Company made dividend payments totaling $2.7 million on March 31, 2020. The Company suspended its dividends following the payment of the dividend on March 31, 2020 in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of the June 2020 Amendment, the Company was not permitted to declare or pay dividends during the relief period. However, effective June 10, 2021, the relief period was terminated and the Company was permitted to declare and pay dividends on its common stock at the discretion of the Board of Directors. Please see Note 8, “Debt,” for further discussion. The Company declared a $0.0375 per share dividend payable to its common stockholders of record on November 24, 2021, in respect of which the Company made dividend payments totaling $2.7 million on December 17, 2021.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance at February 3, 2019	$(537.6)		$29.7	$(507.9)
Other comprehensive (loss) income before reclassifications	(128.1)	(1)(2)	15.9	(112.2)
Less: Amounts reclassified from AOCL	—		20.0	20.0
Other comprehensive loss	(128.1)		(4.1)	(132.2)
Balance at February 2, 2020	$(665.7)		$25.6	$(640.1)
Other comprehensive income (loss) before reclassifications	184.1	(1)(3)	(60.4)	123.7
Less: Amounts reclassified from AOCL	—		2.7	2.7
Other comprehensive income (loss)	184.1		(63.1)	121.0
Balance at January 31, 2021	$(481.6)		$(37.5)	$(519.1)
Other comprehensive (loss) income before reclassifications	(184.3)	(1)(2)	88.1	(96.2)
Less: Amounts reclassified from AOCL	—		(2.6)	(2.6)
Other comprehensive (loss) income	(184.3)		90.7	(93.6)
Balance at January 30, 2022	$(665.9)		$53.2	$(612.7)
(1)Foreign currency translation adjustments included a net gain (loss) on net investment hedges of $83.8 million, $(94.4) million and $29.7 million in 2021, 2020 and 2019, respectively.
(2)Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.
(3)Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings:

	Amount Reclassified from AOCL			Affected Line Item in the Company’s Consolidated Statements of Operations
(In millions)	2021	2020	2019
Realized (loss) gain on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$(1.8)	$12.5	$23.1	Cost of goods sold
Interest rate swap agreements	(1.5)	—	—	SG&A (1)
Interest rate swap agreements	(3.0)	(11.0)	(1.4)	Interest expense
Less: Tax effect	(3.7)	(1.2)	1.7	Income tax expense (benefit)
Total, net of tax	$(2.6)	$2.7	$20.0

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during 2021. Please see Note 10, “Derivative Financial Instruments,” for further discussion.

16.    LEASES

The components of the net lease cost were as follows:

(In millions)	Line Item in the Company’s Consolidated Statements of Operations	2021	2020	2019
Finance lease cost:
Amortization of right-of-use-assets	SG&A expenses (depreciation and amortization)	$4.9	$5.2	$5.3
Interest on lease liabilities	Interest expense	0.3	0.4	0.5
Total finance lease cost		5.2	5.6	5.8
Operating lease cost	SG&A expenses	451.8	477.8	459.5
Short-term lease cost	SG&A expenses	32.1	28.9	25.9
Variable lease cost	SG&A expenses	100.5	71.7	143.8
Less: sublease income	SG&A expenses	(1.5)	(1.3)	(0.4)
Total net lease cost		$588.1	$582.7	$634.6

The Company has sought concessions from landlords for certain of its stores affected by temporary closures as a result of the COVID-19 pandemic in the form of rent deferrals or rent abatements. Consistent with updated guidance issued by the FASB in April 2020, the Company elected to treat COVID-19 related rent concessions as though enforceable rights and obligations for those concessions existed in the original contract. As such, rent abatements negotiated with landlords are recorded as a reduction to variable lease expense included in SG&A expenses in the Company’s Consolidated Statements of Operations. The Company recorded $26.9 million and $50.3 million of rent abatements during 2021 and 2020, respectively. Rent deferrals have no impact to lease expense and amounts deferred and payable in future periods are included in the current portion of operating lease liabilities in the Company’s Consolidated Balance Sheets.

Supplemental balance sheet information related to leases was as follows:

(In millions)	Line Item in the Company’s Consolidated Balance Sheets	2021	2020
Right-of-use assets:
Operating lease	Operating lease right-of-use assets	$1,349.0	$1,564.8
Finance lease	Property, plant and equipment, net	8.1	11.4
		$1,357.1	$1,576.2
Current lease liabilities:
Operating lease	Current portion of operating lease liabilities	$375.4	$421.4
Finance lease	Accrued expenses	4.0	5.3
		$379.4	$426.7
Other lease liabilities:
Operating lease	Long-term portion of operating lease liabilities	$1,214.4	$1,430.7
Finance lease	Other liabilities	5.2	7.9
		$1,219.6	$1,438.6

Operating lease right-of-use assets with a carrying amount of $35.5 million were written down to a fair value of $14.3 million during 2021 primarily as a result of actions taken by the Company to reduce its real estate footprint, including reductions in office space, and the financial performance in certain of the Company’s retail stores. The $21.2 million of impairment charges were included in SG&A expenses in the Company’s Consolidated Statement of Operations. Please see Note 11, “Fair Value Measurements,” for further discussion of the noncash impairment charges related to the Company’s operating lease right-of-use assets.

Operating lease right-of-use assets with a carrying amount of $138.7 million were written down to a fair value of $110.5 million during 2020 primarily as a result of the adverse impacts of the COVID-19 pandemic on the financial performance of certain of the Company’s retail stores and the shift in consumer buying trends from brick and mortar retail stores to digital channels. The $28.2 million of impairment charges were included in SG&A expenses in the Company’s Consolidated Statement of Operations. Please see Note 11, “Fair Value Measurements,” for further discussion of the noncash impairment charges related to the Company’s operating lease right-of-use assets.

Supplemental cash flow information related to leases was as follows:

(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$484.0	$396.1	$472.8
Operating cash flows from finance leases	0.3	0.4	0.5
Financing cash flows from finance leases	5.2	5.5	5.5
Noncash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	267.3	247.3	441.3
Right-of-use assets obtained in exchange for new finance lease liabilities	2.6	4.0	3.6

In conjunction with the Australia acquisition in May 2019, the Company acquired an office building and warehouse owned by Gazal. Prior to the acquisition, Gazal had entered into an agreement with a third party to sell the building and as such, the building was classified as held for sale and recorded at its fair value less estimated costs to sell on the acquisition date. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Australia acquisition. In June 2019, the Company completed the sale of the office building and warehouse for $59.4 million, incurring costs of $1.0 million, and leased back the building without an option to repurchase. No gain or loss was recognized on the transaction. The lease is classified as an operating lease with an initial lease term of five years and includes three options to renew for a period of five years each. Exercise of these renewal options is not reasonably certain and as a result, the Company recognized an operating lease right-of-use asset and operating lease liability based on the initial term of the lease.

The following summarizes the weighted average remaining lease terms and weighted average discount rates related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet:

	2021	2020
Weighted average remaining lease term (years):
Operating leases	6.25	6.53
Finance leases	2.51	3.98
Weighted average discount rate:
Operating leases	3.81%	4.10%
Finance leases	1.48%	2.77%

At January 30, 2022, the maturities of the Company’s lease liabilities were as follows:

(In millions)	Finance Leases	Operating Leases	Total
2022	$4.1	$423.7	$427.8
2023	2.9	338.2	341.1
2024	1.8	247.7	249.5
2025	0.6	193.0	193.6
2026	—	157.2	157.2
Thereafter	—	444.4	444.4
Total lease payments	$9.4	$1,804.2	$1,813.6
Less: Interest	(0.2)	(214.4)	(214.6)
Total lease liabilities	$9.2	$1,589.8	$1,599.0

17.    EXIT ACTIVITY COSTS

2021 Reductions in Workforce and Real Estate Footprint

The Company announced in March 2021 plans to streamline its organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, which are expected to result in annual cost savings of approximately $60 million. In connection with these activities, the Company recorded pre-tax costs during 2021 as shown in the following table. All expected costs related to the 2021 reductions in workforce and real estate footprint were incurred by the end of 2021.

(In millions)	Costs Incurred During 2021
Severance, termination benefits and other employee costs	$15.7
Long-lived asset impairments	28.1
Contract termination and other costs	3.8
Total	$47.6

Of the charges incurred during 2021, $1.7 million relate to SG&A expenses of the Tommy Hilfiger North America segment, $8.9 million relate to SG&A expenses of the Tommy Hilfiger International segment, $2.1 million relate to SG&A expenses of the Calvin Klein North America segment, $6.4 million relate to SG&A expenses of the Calvin Klein International segment and $28.5 million relate to corporate SG&A expenses not allocated to any reportable segment. Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 11, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during 2021.

The liabilities at January 30, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/31/21	Costs Incurred During 2021	Costs Paid During 2021	Liability at 1/30/22
Severance, termination benefits and other employee costs	$—	$15.7	$9.5	$6.2
Contract termination and other costs	—	3.8	3.8	—
Total	$—	$19.5	$13.3	$6.2

Heritage Brands Retail Exit Costs

The Company announced on July 14, 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including the exit from its Heritage Brands Retail business, which consisted of 162 directly operated stores in North America and was substantially completed in the second quarter of 2021. In connection with the exit from the Heritage Brands Retail business, the Company recorded pre-tax costs during 2020 and 2021 as shown in the following table. All expected costs related to the exit from the Heritage Brands Retail business were incurred by the end of 2021.

(In millions)	Costs Incurred During 2020	Costs Incurred During 2021	Cumulative Costs Incurred
Severance, termination benefits and other employee costs	$14.6	$10.8	$25.4
Long-lived asset impairments	7.2	—	7.2
Accelerated amortization of lease assets	7.2	5.9	13.1
Contract termination and other costs	—	4.4	4.4
Total	$29.0	$21.1	$50.1

The costs incurred during 2020 and 2021 relate to SG&A expenses of the Heritage Brands Retail segment. Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 11, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during 2020.

The liabilities at January 30, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/31/21	Costs Incurred During 2021	Costs Paid During 2021	Liability at 1/30/22
Severance, termination benefits and other employee costs	$12.6	$10.8	$19.9	$3.5
Contract termination and other costs	—	4.4	2.0	2.4
Total	$12.6	$15.2	$21.9	$5.9

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

The liabilities at January 30, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/31/21	Costs Incurred During 2021	Costs Paid During 2021	Liability at 1/30/22
Severance, termination benefits and other employee costs	$11.4	$—	$11.1	$0.3

18.    NET INCOME (LOSS) PER COMMON SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

(In millions, except per share data)	2021	2020	2019
Net income (loss) attributable to PVH Corp.	$952.3	$(1,136.1)	$417.3

Weighted average common shares outstanding for basic net income (loss) per common share	70.8	71.2	74.2
Weighted average impact of dilutive securities	1.1	—	0.4
Total shares for diluted net income (loss) per common share	71.9	71.2	74.6

Basic net income (loss) per common share attributable to PVH Corp.	$13.45	$(15.96)	$5.63

Diluted net income (loss) per common share attributable to PVH Corp.	$13.25	$(15.96)	$5.60

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share as the effect would be anti-dilutive were as follows:

(In millions)	2021	2020	2019
Weighted average potentially dilutive securities	0.7	2.4	1.1

Diluted net loss per common share attributable to PVH Corp. for the year ended January 31, 2021 excluded all potentially dilutive securities because there was a net loss attributable to PVH Corp. for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of January 30, 2022, January 31, 2021 and February 2, 2020 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.2 million, 0.2 million and 0.3 million as of January 30, 2022, January 31, 2021 and February 2, 2020, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

19.    SUPPLEMENTAL CASH FLOW INFORMATION

Omitted from the Company’s Consolidated Statement of Cash Flows for 2021 were capital expenditures related to property, plant and equipment of $45.9 million, which will not be paid until 2022. The Company paid $32.1 million in cash during 2021 related to property, plant and equipment that was acquired in 2020. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2020. The Company paid $39.5 million in cash during 2020 related to property, plant and equipment that was acquired in 2019. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2019.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statements of Cash Flows for 2021 and 2019 were $6.0 million and $0.5 million, respectively, of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective periods.

The Company completed the Australia acquisition in the second quarter of 2019. Omitted from the Company’s Consolidated Statements of Cash Flows for 2019 was the following noncash acquisition consideration: (i) the issuance to key executives of Gazal and PVH Australia of approximately 6% of the outstanding shares in the subsidiary of the Company that acquired 100% of the ownership interests in the Australia business, for which the Company recognized a $26.2 million liability on the date of the acquisition and (ii) the elimination of a $2.2 million pre-acquisition receivable owed to the Company by PVH Australia. In connection with the acquisition, the Company also remeasured its previously held equity investments in Gazal and PVH Australia to fair value, resulting in noncash increases of $23.6 million and $89.5 million, respectively, to these equity investment balances. In subsequent periods, the liability for the 6% interest issued to key executives of Gazal and PVH Australia was adjusted each reporting period to its redemption value based on conditions that existed as of each subsequent balance sheet date. The Company settled in June 2020 a portion of this liability, and settled in June 2021 the remaining liability, under the conditions specified in the terms of the acquisition agreement. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the liability.

The Company recorded a loss of $1.7 million during 2019 to write-off previously capitalized debt issuance costs in connection with the refinancing of its senior credit facilities.

20.    SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as its reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and, through the second quarter of 2021, (vi) Heritage Brands Retail. The Company’s Heritage Brands Retail segment has ceased operations.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in Mexico relating to the affiliate’s Tommy Hilfiger business and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s Tommy Hilfiger business.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe, Asia and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia (including the TH CSAP acquisition) and, since May 31, 2019, Australia, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated Tommy Hilfiger affiliate in Brazil and the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in India relating to the affiliate’s Tommy Hilfiger business. This segment included the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Australia affiliate relating to the affiliate’s Tommy Hilfiger business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

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

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia, Brazil and, since May 31, 2019, Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia, Brazil and since May 31, 2019, Australia, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Calvin Klein brand names for a broad range of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in India relating to the affiliate’s Calvin Klein business. This segment included the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Australia affiliate relating to the affiliate’s Calvin Klein business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers in North America of (i) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; (ii) men’s dress shirts and neckwear under various licensed brand names; (iii) men’s sportswear, bottoms and outerwear principally under the Van Heusen, IZOD and ARROW trademarks until August 2, 2021, when the Company completed the Heritage Brands transaction, and (iv) swimwear and swim-related products and accessories under the Speedo trademark until April 6, 2020, when the Company completed the sale of its Speedo North America business to Pentland. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Speedo and Heritage Brands transactions. This segment also derived revenue from Company operated digital commerce sites in the United States for Van Heusen and IZOD, which ceased operations during the third quarter of 2021 in connection with the Heritage Brands transaction, and until April 6, 2020 for Speedo. In addition, since May 31, 2019, this segment derives revenue from the Heritage Brands business in Australia. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in Mexico relating to the affiliate’s business under various licensed brand names and, since December 2019, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s business under various owned and licensed brand names. This segment included the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Australia affiliate relating to the affiliate’s Heritage Brands business until May 31, 2019, on which date the Company completed the Australia acquisition and began to consolidate the operations of PVH Australia into its financial statements. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

Heritage Brands Retail Segment - This segment consisted of the Company’s Heritage Brands Retail division. This segment derived revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada through which the Company marketed a selection of Van Heusen, IZOD and Warner’s apparel, accessories and related products directly to consumers. The Company completed the exit from the business in 2021. As a result, the Company’s Heritage Brands Retail segment has ceased operations. Please see Note 17, “Exit Activity Costs,” for further discussion.

The Company’s revenue by segment was as follows:

(In millions)	2021	(1)(2)	2020	(1)(2)	2019	(1)
Revenue – Tommy Hilfiger North America
Net sales	$1,086.0		$901.2		$1,540.2
Royalty revenue	79.0		53.7		84.1
Advertising and other revenue	19.8		13.9		23.6
Total	1,184.8		968.8		1,647.9

Revenue – Tommy Hilfiger International
Net sales	3,446.6		2,615.6		2,994.2
Royalty revenue	56.8		40.1		49.8
Advertising and other revenue	15.5		11.9		19.8
Total	3,518.9		2,667.6		3,063.8

Revenue – Calvin Klein North America
Net sales	1,129.5		826.8		1,467.0
Royalty revenue	145.6		99.8		148.9
Advertising and other revenue	46.6		29.0		53.8
Total	1,321.7		955.6		1,669.7

Revenue – Calvin Klein International
Net sales	2,283.1		1,614.6		1,896.7
Royalty revenue	48.3		52.2		74.1
Advertising and other revenue	7.2		15.9		27.3
Total	2,338.6		1,682.7		1,998.1

Revenue – Heritage Brands Wholesale
Net sales	702.9		703.1		1,248.5
Royalty revenue	10.4		12.3		19.2
Advertising and other revenue	1.8		2.5		4.2
Total	715.1		717.9		1,271.9

Revenue – Heritage Brands Retail
Net sales	75.6		137.4		253.4
Royalty revenue	—		2.3		3.8
Advertising and other revenue	—		0.3		0.4
Total	75.6		140.0		257.6

Total Revenue
Net sales	8,723.7		6,798.7		9,400.0
Royalty revenue	340.1		260.4		379.9
Advertising and other revenue	90.9		73.5		129.1
Total(3)	$9,154.7		$7,132.6		$9,909.0

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)    Revenue in 2020 was significantly negatively impacted by the COVID-19 pandemic, including as a result of reduced traffic and consumer spending trends, and temporary store closures for varying periods of time throughout the year. The Company’s wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in the Company’s revenue from these channels. Revenue in 2021 continued to be negatively impacted by the pandemic and related supply chain and logistics disruptions, although to a much lesser extent than in 2020.

(3)    No single customer accounted for more than 10% of the Company’s revenue in 2021, 2020 or 2019.

The Company’s revenue by distribution channel was as follows:

(In millions)	2021	2020	2019
Wholesale net sales	$4,860.9	$3,534.8	$5,066.9

Owned and operated retail stores	3,087.1	2,586.5	3,932.5
Owned and operated digital commerce sites	775.7	677.4	400.6
Retail net sales	3,862.8	3,263.9	4,333.1
Net sales	8,723.7	6,798.7	9,400.0

Royalty revenue	340.1	260.4	379.9
Advertising and other revenue	90.9	73.5	129.1
Total	$9,154.7	$7,132.6	$9,909.0

The Company has not disclosed net sales by product category as it is impracticable to do so.

The Company’s income (loss) before interest and taxes by segment was as follows:

(In millions)	2021	(1)	2020	(1)(2)	2019	(1)
Income (loss) before interest and taxes – Tommy Hilfiger North America	$21.2	(4)	$(130.5)	(7)(8)	$93.5	(12)(13)

Income before interest and taxes – Tommy Hilfiger International	654.2	(4)	259.5	(8)	468.2	(14)

Income (loss) before interest and taxes – Calvin Klein North America	78.0	(4)	(384.5)	(7)(8)(9)	99.8	(12)(15)

Income (loss) before interest and taxes – Calvin Klein International	377.6	(4)	(280.0)	(8)(9)	153.3	(12)(14)(15)

Income (loss) before interest and taxes – Heritage Brands Wholesale	160.9	(5)	(312.5)	(7)(9)(10)	(84.9)	(10)(14)

(Loss) income before interest and taxes – Heritage Brands Retail	(33.9)	(6)	(93.4)	(6)(8)	3.0

Loss before interest and taxes – Corporate(3)	(181.1)	(4)	(130.3)	(7)(11)	(174.2)	(14)(16)

Income (loss) before interest and taxes	$1,076.9		$(1,071.7)		$558.7

(1)Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.
(2)Loss before interest and taxes in 2020 was significantly adversely impacted by the COVID-19 pandemic, including as a result of the unprecedented material decline in revenue noted above. As well, loss before interest and taxes in 2020 was significantly adversely impacted by $1.0 billion of noncash impairment charges related to goodwill, tradenames, and other intangible assets, store assets and an equity method investment resulting from the significant adverse impacts of the COVID-19 pandemic on the Company’s business. Please see notes (8), (9) and (11) below for further discussion.
(3)Includes corporate expenses not allocated to any reportable segments, the results of PVH Ethiopia (through the closure of the Ethiopia factory in the fourth quarter of 2021) and the Company’s proportionate share of the net income or loss of its investments in Karl Lagerfeld (prior to its impairment in the first quarter of 2020 and after the Company resumed the equity method of accounting for its investment in the fourth quarter of 2021) and Gazal (prior to the Australia acquisition closing). Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion of the Company’s investment in Karl Lagerfeld and Note 6, “Redeemable Non-Controlling Interest,” for further discussion of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans. Actuarial gains (losses) on the Company’s Pension

Plans, SERP Plans and Postretirement Plans totaled $48.7 million, $64.5 million and $(97.8) million in 2021, 2020 and 2019, respectively.
(4)Income (loss) before interest and taxes for 2021 included costs of $47.6 million incurred in connection with actions to streamline the Company’s organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, consisting of noncash asset impairments, severance, and contract termination and other costs. Such costs were included in the Company’s segments as follows: $1.7 million in Tommy Hilfiger North America, $8.9 million in Tommy Hilfiger International, $2.1 million in Calvin Klein North America, $6.4 million in Calvin Klein International and $28.5 million in corporate expenses not allocated to any reportable segments. Please see Note 17, “Exit Activity Costs,” for further discussion.
(5)Income before interest and taxes for 2021 included an aggregate net gain of $113.4 million in connection with the Heritage Brands transaction, consisting of (i) a $118.9 million gain, including a gain on the sale, less costs to sell, and a net gain on the Company’s retirement plans associated with the transaction, partially offset by (ii) $5.5 million of severance costs. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(6)Loss before interest and taxes for 2021 and 2020 included costs and operating losses, as well as noncash asset impairments in 2020, associated with the wind down of the Heritage Brands Retail business that was completed in 2021. Please see Note 17, “Exit Activity Costs,” for further discussion.
(7)Loss before interest and taxes for 2020 included costs of $39.7 million incurred in connection with the North America workforce reduction, primarily consisting of severance. Such costs were included in the Company’s segments as follows: $10.9 million in Tommy Hilfiger North America, $10.5 million in Calvin Klein North America, $12.5 million in Heritage Brands Wholesale, and $5.8 million in corporate expenses not allocated to any reportable segments. Please see Note 17, “Exit Activity Costs,” for further discussion.
(8)(Loss) income before interest and taxes for 2020 included noncash impairment charges of $74.7 million related to the Company’s store assets. The $74.7 million of impairment charges were included in the Company’s segments as follows: $6.0 million in Tommy Hilfiger North America, $30.0 million in Tommy Hilfiger International, $14.2 million in Calvin Klein North America, $20.7 million in Calvin Klein International and $3.8 million in Heritage Brands Retail. Please see Note 11, “Fair Value Measurements,” for further discussion.
(9)Loss before interest and taxes for 2020 included noncash impairment charges of $933.5 million, primarily related to goodwill, tradenames and other intangible assets. The $933.5 million of impairment charges were included in the Company’s segments as follows: $289.9 million in Calvin Klein North America, $394.0 million in Calvin Klein International and $249.6 million in Heritage Brands Wholesale. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.
(10)Loss before interest and taxes for 2020 and 2019 included a noncash loss of $3.1 million and $142.0 million, respectively, in connection with the Speedo transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(11)Loss before interest and taxes for 2020 included a noncash impairment charge of $12.3 million related to the Company’s equity method investment in Karl Lagerfeld. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.
(12)Income before interest and taxes for 2019 included costs of $59.8 million in connection with agreements the Company entered into in 2019 to terminate early the licenses for the global Calvin Klein and Tommy Hilfiger North America socks and hosiery businesses in order to consolidate the socks and hosiery businesses for all Company brands in the United States and Canada in a newly formed joint venture, and to bring in-house the international Calvin Klein socks and hosiery wholesale businesses. Such costs were included in the Company’s segments as follows: $7.5 million in Tommy Hilfiger North America, $25.5 million in Calvin Klein North America and $26.8 million in Calvin Klein International.
(13)Income before interest and taxes for 2019 included costs of $54.9 million incurred in connection with the TH U.S. store closures, primarily consisting of noncash lease asset impairments. Please see Note 11, “Fair Value Measurements,” for further discussion.
(14)Income (loss) before interest and taxes for 2019 included costs of $19.3 million in connection with the Australia and TH CSAP acquisitions, primarily consisting of noncash valuation adjustments, and one-time costs of $2.1 million recorded on the Company’s equity investments in Gazal and PVH Australia prior to the Australia acquisition closing. Such costs were included in the Company’s segments as follows: $11.1 million in Tommy Hilfiger International, $6.0 million in Calvin Klein International, $1.8 million in Heritage Brands Wholesale and $2.5 million in corporate expenses not allocated to any reportable segments. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(15)Income before interest and taxes for 2019 included costs of $102.9 million incurred in connection with the Calvin Klein restructuring, primarily consisting of lease asset impairments, contract termination and other costs, and severance. Such costs were included in the Company’s segments as follows: $66.0 million in Calvin Klein North America and $36.9 million in Calvin Klein International. Please see Note 11, “Fair Value Measurements,” for further discussion of the lease asset impairments.
(16)Loss before interest and taxes for 2019 included a noncash gain of $113.1 million to write up the Company’s previously held equity investments in Gazal and PVH Australia to fair value in connection with the Australia acquisition. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

Intersegment transactions, which primarily consist of transfers of inventory, are not material.

The Company’s identifiable assets, depreciation and amortization, and identifiable capital expenditures by segment were as follows:

(In millions)	2021	2020	2019
Identifiable Assets(1)(2)
Tommy Hilfiger North America	$1,409.8	$1,447.9	$1,599.0
Tommy Hilfiger International	4,913.2	5,295.3	4,888.6
Calvin Klein North America	1,609.8	1,522.6	1,932.3
Calvin Klein International	3,164.0	3,016.8	3,428.9
Heritage Brands Wholesale(3)(4)	420.0	547.9	1,075.3
Heritage Brands Retail(5)	—	74.2	128.4
Corporate(6)	880.0	1,388.8	578.5
Total	$12,396.8	$13,293.5	$13,631.0
Depreciation and Amortization
Tommy Hilfiger North America	$32.5	$38.1	$40.6
Tommy Hilfiger International	130.2	131.8	119.7
Calvin Klein North America	31.6	30.8	38.6
Calvin Klein International	94.9	97.0	91.9
Heritage Brands Wholesale	11.2	11.5	15.1
Heritage Brands Retail	0.3	3.5	6.2
Corporate	12.6	13.1	11.7
Total	$313.3	$325.8	$323.8
Identifiable Capital Expenditures(7)
Tommy Hilfiger North America	$19.2	$21.7	$41.7
Tommy Hilfiger International	138.4	100.6	139.6
Calvin Klein North America	22.6	18.7	30.3
Calvin Klein International	85.7	54.2	83.3
Heritage Brands Wholesale	10.9	14.9	18.6
Heritage Brands Retail	—	0.7	6.5
Corporate	4.9	8.4	21.0
Total	$281.7	$219.2	$341.0

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

(3)Identifiable assets in 2021 included a reduction of $99.4 million related to the Heritage Brands transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(4)Identifiable assets in 2020 included a reduction of $237.2 million related to the Speedo transaction and the resulting deconsolidation of the Speedo North America business. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(5)As a result of the exit from the Heritage Brands Retail business in 2021, the Company’s Heritage Brands Retail segment has ceased operations.
(6)The changes in Corporate identifiable assets in 2021 and 2020 were primarily due to changes in cash and cash equivalents.
(7)Capital expenditures in 2021 included $45.9 million of accruals that will not be paid until 2022. Capital expenditures in 2020 included $32.1 million of accruals that were not paid until 2021. Capital expenditures in 2019 included $39.5 million of accruals that were not paid until 2020.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2021 (1)	2020 (1)(2)	2019 (1)
Domestic	$429.0	$466.3	$525.8
Canada	13.8	19.3	25.3
Europe	378.7	374.7	375.6
Asia-Pacific	82.8	73.8	87.6
Other foreign	1.8	8.6	12.5
Total	$906.1	$942.7	$1,026.8

(1)Property, plant and equipment, net included the impact of changes in foreign currency exchange rates.
(2)Property, plant and equipment with a carrying amount of $56.4 million was written down to a fair value of $2.7 million during 2020 primarily as a result of the adverse impacts of the COVID-19 pandemic on the financial performance of certain of the Company’s retail stores and the shift in consumer buying trends from brick and mortar retail stores to digital channels. Please see Note 11, “Fair Value Measurements,” for a further discussion.

Revenue, based on location of origin, was as follows:

(In millions)	2021 (1)(2)	2020 (1)(2)	2019 (1)
Domestic(3)	$2,894.7	$2,460.0	$4,275.0
Canada(3)	313.3	262.2	505.5
Europe	4,392.3	3,154.3	3,657.3
Asia-Pacific	1,454.4	1,189.6	1,353.4
Other foreign	100.0	66.5	117.8
Total	$9,154.7	$7,132.6	$9,909.0

(1)Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.
(2)Revenue in 2020 was significantly negatively impacted by the COVID-19 pandemic, including as a result of reduced traffic and consumer spending trends, and temporary store closures for varying periods of time throughout the year. The Company’s wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in the Company’s revenue from these channels. Revenue in 2021 continued to be negatively impacted by the pandemic and related supply chain and logistics disruptions, although to a much lesser extent than in 2020.
(3)Revenue in 2021 was negatively impacted by the Heritage Brands transaction and the exit from the Heritage Brands Retail business.

21.    GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of January 30, 2022 was approximately $18.5 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of January 30, 2022 and January 31, 2021.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of January 30, 2022 was approximately $5.0 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2022 and 2025. The liability for these guarantee obligations was immaterial as of January 30, 2022 and January 31, 2021.

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

The following table presents the activity related to the Company’s asset retirement liabilities, included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, for each of the last two years:

(In millions)	2021	2020
Balance at beginning of year	$45.4	$35.7
Liabilities incurred	4.0	7.3
Liabilities settled (payments)	(3.2)	(2.4)
Accretion expense	0.4	0.6
Revisions in estimated cash flows	1.2	2.4
Currency translation adjustment	(2.2)	1.8
Balance at end of year	$45.6	$45.4

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The Company received principal payments of $7.2 million and $0.8 million during 2021 and 2020, respectively. The outstanding balance, including accrued interest, was $5.4 million and $12.6 million as of January 30, 2022 and January 31, 2021, respectively, and was included in other assets (current and non-current) in the Company’s Consolidated Balance Sheets.

23.    SUBSEQUENT EVENTS (UNAUDITED)

As a result of the war in Ukraine, the Company made the decision to temporarily close its stores and pause commercial activities in Russia and Belarus as of March 7, 2022. Additionally, while the Company has no direct operations in Ukraine, virtually all of its wholesale customers and franchisees in Ukraine have closed their stores, which has resulted in a reduction in shipments to these customers and canceled orders. Approximately 2% of the Company’s revenue in 2021 was generated in Russia, Belarus and Ukraine. As such, the Company expects the war in Ukraine will have a negative impact on its revenue and earnings in 2022. The war has also led to, and may lead to further, broader macroeconomic implications, including the recent weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts to the broader European market, will impact the Company’s business, financial condition and results of operations in 2022. Such impacts may include non-cash asset impairments, excess inventory and difficulty collecting trade receivables, among other things.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 30, 2022.

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

/s/ STEFAN LARSSON	/s/ JAMES W. HOLMES

Stefan Larsson	James W. Holmes
Chief Executive Officer	Executive Vice President, Interim Chief
March 30, 2022	Financial Officer and Controller
March 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on Internal Control Over Financial Reporting

We have audited PVH Corp.’s internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PVH Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2022 and January 31, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended January 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 30, 2022 expressed an unqualified opinion thereon.

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
March 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PVH Corp. (the Company) as of January 30, 2022 and January 31, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended January 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

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

Wholesale Sales Allowance
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company generates revenue from the wholesale distribution of its products to traditional retailers (including for sale through their digital commerce sites). The amount of revenue recognized is net of sales allowances that the Company offers to its wholesale customers which are estimated based on review of individual customer arrangements, which may be a predetermined percentage of sales in certain cases or may be based on historical experience and an evaluation of current sales trends and market conditions.
Auditing management’s estimate of wholesale sales allowances was complex and judgmental as it can be sensitive to changes in future market or economic conditions and has a direct, material impact on the amount of revenue recognized by the Company. There is also significant estimation to establish sales allowances, based on the Company’s review of the individual customer seasonal negotiations and the expected performance of the products in the customers’ stores.

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

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
At January 30, 2022, the Company’s goodwill and indefinite-lived intangible assets totaled $2.8 billion and $2.9 billion, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are qualitatively tested and quantitatively tested, when necessary, for impairment at least annually.

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

New York, New York
March 30, 2022

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period					Balance at End of Period

Description				Deductions
Year Ended January 30, 2022
Allowance for credit losses	$69.6	$—	$—	$7.7	(1)	$61.9
Allowance/accrual for operational chargebacks and customer markdowns	165.1	266.9	—	298.3		133.7
Valuation allowance for deferred income tax assets	62.2	17.1	—	10.0		69.3
Year Ended January 31, 2021
Allowance for credit losses	$21.1	$58.0	$—	$9.5	(2)	$69.6
Allowance/accrual for operational chargebacks and customer markdowns	220.2	264.9	—	320.0		165.1
Valuation allowance for deferred income tax assets	69.8	12.7	—	20.3		62.2
Year Ended February 2, 2020
Allowance for credit losses	$21.6	$5.7	$—	$6.2	(2)	$21.1
Allowance/accrual for operational chargebacks and customer markdowns	226.8	529.3	—	535.9		220.2
Valuation allowance for deferred income tax assets	62.6	17.1	—	9.9		69.8
(1)Principally includes changes due to foreign currency translation.
(2)Principally accounts written off as uncollectible, net of recoveries.