Form 10-Q
period 2022-05-01
PVH CORP. /DE/
filed 2022-06-09
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of June 1, 2022 was 66,960,539.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the workforce reductions in North America and certain international markets, the reductions in our office and store real estate footprint, and our sale of certain intellectual property and other assets of, and exiting from, our Heritage Brands business to focus on our Calvin Klein and Tommy Hilfiger businesses, all as previously announced; (iii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iv) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being seen globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, consumer sentiment and other factors; (v) our ability to manage our growth and inventory; (vi) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vii) the availability and cost of raw materials; (viii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (ix) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Patrol; (x) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores or our stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that has led to temporary cessation of our business and those of many business partners in Ukraine, Russia and Belarus; (xi) disease epidemics and health-related concerns, such as the ongoing COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, has resulted in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result (or, with respect to the COVID-19 pandemic, could continue to result) in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy, may not be achieved or may be perceived to be disingenuous, which could diminish consumer trust in our brands, as well as our brands value; (xiii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xiv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xv) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvi) the impact of new and revised tax legislation and regulations; and (xvii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 1,	May 2,
	2022	2021
Net sales	$2,006.6	$1,980.5
Royalty revenue	90.0	77.7
Advertising and other revenue	26.1	21.1
Total revenue	2,122.7	2,079.3
Cost of goods sold (exclusive of depreciation and amortization)	884.0	850.2
Gross profit	1,238.7	1,229.1
Selling, general and administrative expenses	1,039.4	1,039.4
Non-service related pension and postretirement income	(3.6)	(4.0)
Equity in net income of unconsolidated affiliates	7.4	3.7
Income before interest and taxes	210.3	197.4
Interest expense	23.0	30.5
Interest income	1.2	1.1
Income before taxes	188.5	168.0
Income tax expense	55.4	68.3
Net income	133.1	99.7
Less: Net loss attributable to redeemable non-controlling interest	—	(0.2)
Net income attributable to PVH Corp.	$133.1	$99.9
Basic net income per common share attributable to PVH Corp.	$1.96	$1.40
Diluted net income per common share attributable to PVH Corp.	$1.94	$1.38

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 1,	May 2,
	2022	2021

Net income	$133.1	$99.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	(131.8)	(6.5)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $9.0 and $1.2	25.8	8.3
Net gain on net investment hedges, net of tax expense of $16.6 and $1.5	50.2	4.5
Total other comprehensive (loss) income	(55.8)	6.3
Comprehensive income	77.3	106.0
Less: Comprehensive loss attributable to redeemable non-controlling interest	—	(0.2)
Comprehensive income attributable to PVH Corp.	$77.3	$106.2

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 1,	January 30,	May 2,
	2022	2022	2021
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$748.7	$1,242.5	$913.2
Trade receivables, net of allowances for credit losses of $57.2, $61.9 and $69.8	831.1	745.2	852.7
Other receivables	41.4	20.1	30.6
Inventories, net	1,389.7	1,348.5	1,450.9
Prepaid expenses	200.5	169.0	167.5
Other	153.6	128.4	68.1
Total Current Assets	3,365.0	3,653.7	3,483.0
Property, Plant and Equipment, net	863.3	906.1	909.4
Operating Lease Right-of-Use Assets	1,312.5	1,349.0	1,494.1
Goodwill	2,745.9	2,828.9	2,947.4
Tradenames	2,675.1	2,722.9	2,865.4
Other Intangibles, net	577.1	584.1	642.7
Other Assets, including deferred taxes of $41.0, $46.1 and $57.1	350.4	352.1	359.6
Total Assets	$11,889.3	$12,396.8	$12,701.6

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,062.2	$1,220.8	$1,023.8
Accrued expenses	919.1	1,100.8	868.7
Deferred revenue	37.6	44.9	46.4
Current portion of operating lease liabilities	358.1	375.4	409.4
Short-term borrowings	15.5	10.8	13.8
Current portion of long-term debt	36.2	34.8	26.4
Total Current Liabilities	2,428.7	2,787.5	2,388.5
Long-Term Portion of Operating Lease Liabilities	1,171.7	1,214.4	1,374.4
Long-Term Debt	2,216.5	2,317.6	3,018.2
Other Liabilities, including deferred taxes of $387.8, $373.9 and $452.4	803.9	788.5	1,084.7
Redeemable Non-Controlling Interest	—	—	(3.6)
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 87,264,650; 87,107,155 and 86,546,242 shares issued	87.3	87.1	86.5
Additional paid-in capital - common stock	3,208.4	3,198.4	3,141.3
Retained earnings	4,693.3	4,562.8	3,713.1
Accumulated other comprehensive loss	(668.5)	(612.7)	(512.8)
Less: 19,837,212; 18,572,482 and 15,221,493 shares of common stock held in treasury, at cost	(2,052.0)	(1,946.8)	(1,588.7)
Total Stockholders’ Equity	5,268.5	5,288.8	4,839.4
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,889.3	$12,396.8	$12,701.6

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 1,	May 2,
	2022	2021
OPERATING ACTIVITIES
Net income	$133.1	$99.7
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	76.8	77.6
Equity in net income of unconsolidated affiliates	(7.4)	(3.7)
Deferred taxes	(0.9)	31.3
Stock-based compensation expense	10.1	10.7
Impairment of other long-lived assets	—	28.1
Changes in operating assets and liabilities:
Trade receivables, net	(109.4)	(211.7)
Other receivables	(21.2)	(5.4)
Inventories, net	(78.1)	(36.5)
Accounts payable, accrued expenses and deferred revenue	(271.4)	(168.9)
Prepaid expenses	(36.7)	(9.6)
Other, net	1.7	(0.7)
Net cash used by operating activities	(303.4)	(189.1)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(52.4)	(49.1)
Purchases of investments held in rabbi trust	(5.1)	—
Proceeds from investments held in rabbi trust	0.4	—
Net cash used by investing activities	(57.1)	(49.1)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	6.4	13.3
Repayment of 2019 facilities	(6.9)	(503.7)
Net proceeds from settlement of awards under stock plans	0.1	1.4
Cash dividends	(2.6)	—
Acquisition of treasury shares	(108.0)	(9.2)
Payments of finance lease liabilities	(1.0)	(1.4)
Net cash used by financing activities	(112.0)	(499.6)
Effect of exchange rate changes on cash and cash equivalents	(21.3)	(0.4)
Decrease in cash and cash equivalents	(493.8)	(738.2)
Cash and cash equivalents at beginning of period	1,242.5	1,651.4
Cash and cash equivalents at end of period	$748.7	$913.2
See Note 18 for information on Supplemental Cash Flow Information.

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest
Unaudited
(In millions, except share and per share data)

	Thirteen Weeks Ended May 2, 2021
		Stockholders’ Equity
			Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 31, 2021	$(3.4)	$—	86,293,158	$86.3	$3,129.4	$3,613.2	$(519.1)	$(1,579.5)	$4,730.3
Net income attributable to PVH Corp.						99.9			99.9
Foreign currency translation adjustments							(6.5)		(6.5)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.2							8.3		8.3
Net gain on net investment hedges, net of tax expense of $1.5							4.5		4.5
Comprehensive income attributable to PVH Corp.									106.2
Settlement of awards under stock plans			253,084	0.2	1.2				1.4
Stock-based compensation expense					10.7				10.7
Acquisition of 87,830 treasury shares								(9.2)	(9.2)
Net loss attributable to redeemable non-controlling interest	(0.2)
May 2, 2021	$(3.6)	$—	86,546,242	$86.5	$3,141.3	$3,713.1	$(512.8)	$(1,588.7)	$4,839.4

	Thirteen Weeks Ended May 1, 2022
		Stockholders’ Equity
			Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 30, 2022	$—	$—	87,107,155	$87.1	$3,198.4	$4,562.8	$(612.7)	$(1,946.8)	$5,288.8
Net income attributable to PVH Corp.						133.1			133.1
Foreign currency translation adjustments							(131.8)		(131.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $9.0							25.8		25.8
Net gain on net investment hedges, net of tax expense of $16.6							50.2		50.2
Comprehensive income attributable to PVH Corp.									77.3
Settlement of awards under stock plans			157,495	0.2	(0.1)				0.1
Stock-based compensation expense					10.1				10.1
Dividends declared ($0.0375 per common share)						(2.6)			(2.6)
Acquisition of 1,264,730 treasury shares								(105.2)	(105.2)
May 1, 2022	$—	$—	87,264,650	$87.3	$3,208.4	$4,693.3	$(668.5)	$(2,052.0)	$5,268.5

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen, IZOD, ARROW and Geoffrey Beene, which the Company owned through the second quarter of 2021 and now licenses back for certain product categories, and other licensed brands. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. The Company entered into a definitive agreement during the second quarter of 2021 to sell certain of its heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of its Heritage Brands business, to Authentic Brands Group and other parties (the “Heritage Brands transaction”). The Company completed the sale on the first day of the third quarter of 2021. References to the aforementioned and other brand names are to registered and common law trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Statements of Operations include its proportionate share of the net income or loss of these entities. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion. The Company formed a joint venture in Ethiopia (“PVH Ethiopia”), in which the Company held an initial economic interest of 75%, with its partner’s 25% interest accounted for as a redeemable non-controlling interest (“RNCI”). The Company consolidated PVH Ethiopia in its consolidated financial statements. The Company closed in the fourth quarter of 2021 the manufacturing facility that was PVH Ethiopia’s sole operation. The closure did not have a material impact on the Company’s consolidated financial statements. Please see Note 5, “Redeemable Non-Controlling Interest,” for further discussion.

The Company’s fiscal years are based on the 52-53 week periods ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to the Company’s fiscal year, unless the context requires otherwise.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not contain all disclosures required by U.S. GAAP for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2022.

The preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 1, 2022 and May 2, 2021 are not necessarily indicative of those for a full fiscal year due, in part, to the COVID-19 pandemic and seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

There is significant uncertainty due to the current war in Ukraine and its broader macroeconomic implications, inflationary pressures globally, as well as continued uncertainty due to the COVID-19 pandemic and supply chain and logistics disruptions globally and their impacts on the Company’s business. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

War in Ukraine

As a result of the war in Ukraine, the Company made the decision to temporarily close stores and pause commercial activities in Russia and Belarus as of March 7, 2022. Additionally, while the Company has no direct operations in Ukraine, virtually all of its wholesale customers and franchisees in Ukraine have closed their stores, which has resulted in a reduction in shipments to these customers and canceled orders. Approximately 2% of the Company’s revenue in 2021 was generated in Russia, Belarus and Ukraine. The war also has led to, and may lead to further, broader macroeconomic implications, including the continued weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts to the broader European market, will impact the Company’s business, financial condition and results of operations in 2022. Such impacts may include non-cash asset impairments, excess inventory and difficulty collecting trade receivables, among other things. As of May 1, 2022, the total assets of the Company’s subsidiaries in Russia, Belarus and Ukraine represented less than 1% of the Company’s total assets.

COVID-19 Pandemic

The COVID-19 pandemic has had, and continues to have, a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations.

During the first quarter of 2021, pandemic-related pressures on the Company’s stores included temporary closures for a significant percentage of its stores in Europe, Canada and Japan. Pressures on its stores continued throughout 2021, with certain stores in Europe, Japan and Australia temporarily closed for varying periods of time in the second quarter, the majority of its stores in Australia closed temporarily in the third quarter, and the temporary closure of certain stores in Europe and China for varying periods of time in the fourth quarter. Further, a significant percentage of the Company’s stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic, particularly the Omicron variant.

COVID-related pressures have continued into the first quarter of 2022, although to a much lesser extent than in the prior year period in all regions except China, as strict lockdowns in China have resulted in temporary store closures and have also impacted certain warehouses, which has resulted in the temporary pause of deliveries to the Company’s wholesale customers and from its digital commerce business.

In addition, the Company’s North America stores have been, and are expected to continue to be, challenged by the lack of international tourists coming to the United States, although to lesser extent than in 2021. Stores located in international tourist destinations have historically represented a significant portion of that business.

The Company’s brick and mortar wholesale customers and its licensing partners also have experienced significant business disruptions as a result of the pandemic. The Company’s wholesale customers and franchisees globally generally have experienced temporary store closures and operating restrictions and obstacles in the same countries and at the same times as the Company.

The pandemic also has impacted, and continues to impact, the Company’s supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of its licensees. These supply chains have experienced, and may continue to experience in the future, disruptions as a result of closed factories or factories operating with a reduced workforce, or other logistics constraints, including vessel, container and other transportation shortages, labor shortages and port congestion due to the impact of the pandemic.

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
License Agreements
The Company generates royalty and advertising revenue from licensing the rights to access its trademarks to third parties, including the Company’s joint ventures. The license agreements generally are exclusive to a territory or product category, have terms in excess of one year and, in most cases, include renewal options. In exchange for providing these rights, the license agreements require the licensees to pay the Company a royalty and, in certain agreements, an advertising fee. In both cases, the Company generally receives the greater of (i) a sales-based percentage fee and (ii) a contractual minimum fee for each annual performance period under the license agreement.
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

Under the terms of the license agreements, payments generally are due quarterly from the licensees. The Company records deferred revenue when amounts are received or receivable from the licensee in advance of the recognition of revenue.
As of May 1, 2022, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $988.9 million, of which the Company expects to recognize $177.5 million as revenue during the remainder of 2022, $256.8 million in 2023 and $554.6 million thereafter.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirteen weeks ended May 1, 2022 and May 2, 2021 were as follows:

	Thirteen Weeks Ended
(In millions)	5/1/22	5/2/21
Deferred revenue balance at beginning of period	$44.9	$55.8
Net additions to deferred revenue during the period	25.0	31.1
Reductions in deferred revenue for revenue recognized during the period (1)	(32.3)	(40.5)
Deferred revenue balance at end of period	$37.6	$46.4

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $14.1 million, $15.0 million and $12.9 million as of May 1, 2022, January 30, 2022 and May 2, 2021, respectively.

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

Mandatorily Redeemable Non-Controlling Interest

Pursuant to the terms of the acquisition agreement, key executives of Gazal and PVH Brands Australia Pty. Limited (“PVH Australia”) exchanged a portion of their interests in Gazal for approximately 6% of the outstanding shares of the Company’s previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. The Company was obligated to purchase this 6% interest within two years of the Australia acquisition closing in two tranches: tranche 1 – 50% of the shares one year after the closing; and tranche 2 – all remaining shares two years after the closing.

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

For the tranche 1 shares, the measurement period ended in 2019. The Company paid the management shareholders an aggregate purchase price of $17.3 million (based on exchange rates in effect on the payment date) for these shares in June 2020 under the conditions specified in the terms of the acquisition agreement. For the tranche 2 shares, the measurement period ended in 2020 and the Company had accrued a $24.5 million liability for these shares in the Company’s Consolidated Balance Sheet as of May 2, 2021 (based on exchange rates in effect on that date), which was subsequently paid to the management shareholders in June 2021 under the conditions specified in the terms of the acquisition agreement. The Company had no remaining liability for the mandatorily redeemable non-controlling interest as of May 1, 2022 and January 30, 2022.

5. REDEEMABLE NON-CONTROLLING INTEREST

The Company formed PVH Ethiopia during 2016 to operate a manufacturing facility that produced finished products for the Company for distribution primarily in the United States. The Company and its partner held initial economic interests of 75% and 25%, respectively, in PVH Ethiopia, with its partner’s 25% interest accounted for as an RNCI. The Company consolidated PVH Ethiopia in its consolidated financial statements. The capital structure of PVH Ethiopia was amended effective May 31, 2021 and, as a result, the Company solely managed and effectively owned all economic interests in the joint venture. The Company closed in the fourth quarter of 2021 the manufacturing facility that was PVH Ethiopia’s sole operation. The closure did not have a material impact on the Company’s consolidated financial statements.

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

The carrying amount of the RNCI as of May 2, 2021 was $(3.6) million. In connection with the amendment of the capital structure of PVH Ethiopia, the Company reclassified the carrying amount of the RNCI as of May 31, 2021 of $(3.7) million to additional paid-in capital. Following this reclassification, the Company stopped attributing any net income or loss in PVH Ethiopia to the redeemable non-controlling interest.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $158.9 million, $165.3 million and $159.1 million as of May 1, 2022, January 30, 2022 and May 2, 2021, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $16.2 million and $9.2 million from these investments during the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirteen weeks ended May 1, 2022, by segment (please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 30, 2022
Goodwill, gross	$781.8	$891.5	$203.0	$1,633.9	$105.0	$—	$3,615.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(105.0)	—	(786.3)
Goodwill, net	494.5	497.5	203.0	1,633.9	—	—	2,828.9
Currency translation	—	(7.4)	—	(75.6)	—	—	(83.0)
Balance as of May 1, 2022
Goodwill, gross	781.8	884.1	203.0	1,558.3	105.0	—	3,532.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(105.0)	—	(786.3)
Goodwill, net	$494.5	$490.1	$203.0	$1,558.3	$—	$—	$2,745.9

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Impairment testing for other indefinite-lived intangible assets is done at the individual asset level. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Indefinite-lived intangible assets and intangible assets with finite lives are tested for impairment prior to assessing the recoverability of goodwill. Please see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for discussion of the Company’s goodwill and other intangible assets impairment testing process.

There have been no significant events or change in circumstances during the thirteen weeks ended May 1, 2022 that would indicate the remaining carrying amount of the Company’s goodwill and other intangible assets may be impaired as of May 1, 2022.

8. RETIREMENT AND BENEFIT PLANS

The Company, as of May 1, 2022, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who were hired prior to January 1, 2022, and who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		SERP Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/1/22	5/2/21	5/1/22	5/2/21

Service cost	$8.0	$10.4	$0.6	$1.4
Interest cost	6.3	6.2	0.6	0.9
Expected return on plan assets	(10.5)	(11.1)	—	—
Total	$3.8	$5.5	$1.2	$2.3

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen weeks ended May 1, 2022 and May 2, 2021.

The components of net benefit cost are recorded in the Company’s Consolidated Statements of Operations as follows: (i) the service cost component is recorded in selling, general and administrative (“SG&A”) expenses and (ii) the other components are recorded in non-service related pension and postretirement income.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2022. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

The Company had $15.5 million of borrowings outstanding under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies as of May 1, 2022. The weighted average interest rate on funds borrowed as of May 1, 2022 was 0.16%. These facilities provided for borrowings of up to $198.3 million based on exchange rates in effect on May 1, 2022 and are utilized primarily to fund working capital needs. The maximum amount of borrowings outstanding under these facilities during the thirteen weeks ended May 1, 2022 was $17.3 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, the Company replaced its 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021 (the “2020 facility”), with a 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility matured on April 27, 2022, and was not replaced. The Company paid $0.8 million of debt issuance costs in connection with the 2021 facility, which were amortized over the term of the debt agreement. The Company had no borrowings outstanding under the 2021 facility during the thirteen weeks ended May 1, 2022.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/1/22	1/30/22	5/2/21

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$479.6	$513.5	$1,103.3
7 3/4% debentures due 2023	99.9	99.8	99.8
3 5/8% senior unsecured euro notes due 2024 (2)	550.0	580.8	628.7
4 5/8% senior unsecured notes due 2025	496.0	495.7	494.8
3 1/8% senior unsecured euro notes due 2027 (2)	627.2	662.6	718.0
Total	2,252.7	2,352.4	3,044.6
Less: Current portion of long-term debt	36.2	34.8	26.4
Long-term debt	$2,216.5	$2,317.6	$3,018.2

(1) The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was zero and €456.3 million, respectively, as of May 1, 2022.

(2) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of May 1, 2022, January 30, 2022 and May 2, 2021.

The Company’s mandatory long-term debt repayments for the remainder of 2022 through 2027 were as follows as of May 1, 2022:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2022	$26.4
2023	139.5
2024	968.4
2025	500.0
2026	—
2027	632.4

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2022 through 2027 exceed the total carrying amount of the Company’s debt as of May 1, 2022 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of May 1, 2022, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2019 Senior Unsecured Credit Facilities

The Company has senior unsecured credit facilities due April 29, 2024 (as amended, the “2019 facilities”) that consist of a €500.0 million euro-denominated Term Loan A facility (the “Euro TLA facility”) and senior unsecured revolving credit facilities consisting of (i) a $675.0 million United States dollar-denominated revolving credit facility, (ii) a CAD $70.0 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200.0 million euro-denominated revolving credit facility available in euro, Australian dollars and other agreed foreign currencies and (iv) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities also consisted of a $1,093.2 million United States dollar-denominated Term Loan A facility (the “USD TLA facility”). The Company repaid the outstanding principal balance under its USD TLA facility in 2021. Borrowings under the 2019 facilities bear interest at variable rates calculated in the manner set forth in the terms of the 2019 facilities.

The Company had loans outstanding of $479.6 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility, no borrowings outstanding under the senior unsecured revolving credit facilities, and $12.7 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of May 1, 2022.

The Company made payments totaling $6.9 million and $503.7 million on its term loans under the 2019 facilities during the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.

The current applicable margin with respect to the Euro TLA facility and each revolving credit facility as of May 1, 2022 was 1.250% for adjusted Eurocurrency rate loans and 0.250% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the Euro TLA facility and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the thirteen weeks ended May 2, 2021 (no interest rate swap agreements were entered into or in effect during the thirteen weeks ended May 1, 2022):

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of May 1, 2022		Fixed Rate	Expiration Date
March 2020	February 2021	$50.0	$—	(1)	0.562%	February 2023
February 2020	February 2021	50.0	—	(1)	1.1625%	February 2023
February 2020	February 2020	50.0	—	(1)	1.2575%	February 2023
August 2019	February 2020	50.0	—	(1)	1.1975%	February 2022
June 2019	February 2020	50.0	—	(1)	1.409%	February 2022
June 2019	June 2019	50.0	—		1.719%	July 2021
January 2019	February 2020	50.0	—		2.4187%	February 2021
November 2018	February 2019	139.2	—		2.8645%	February 2021
October 2018	February 2019	115.7	—		2.9975%	February 2021
June 2018	August 2018	50.0	—		2.6825%	February 2021

(1) The Company terminated in 2021 the interest rate swap agreements due to expire in February 2022 and February 2023 in connection with the early repayment of the outstanding principal balance under its USD TLA facility.

The 2019 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio, calculated in the manner set forth in the terms of the 2019 facilities. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the 2019 facilities.

7 3/4% Debentures Due 2023

The Company has outstanding $100.0 million of debentures due November 15, 2023 that accrue interest at the rate of 7 3/4%. The debentures are not redeemable at the Company’s option prior to maturity.

3 5/8% Euro Senior Notes Due 2024

The Company has outstanding €525.0 million principal amount of 3 5/8% senior notes due July 15, 2024. The Company may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

4 5/8% Senior Notes Due 2025

The Company has outstanding $500.0 million principal amount of 4 5/8% senior notes due July 10, 2025. The Company may redeem some or all of these notes at any time prior to June 10, 2025 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after June 10, 2025 at their principal amount plus any accrued and unpaid interest.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of May 1, 2022, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit outside of its 2019 facilities primarily to collateralize the Company’s insurance and lease obligations. The Company had $60.3 million of these standby letters of credit outstanding as of May 1, 2022.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 1, 2022 and May 2, 2021 were 29.4% and 40.7%, respectively. The effective income tax rate for the thirteen weeks ended May 1, 2022 reflected a $55.4 million income tax expense recorded on $188.5 million of pre-tax income. The effective income tax rate for the thirteen weeks ended May 2, 2021 reflected a $68.3 million income tax expense recorded on $168.0 million of pre-tax income.
The effective income tax rates for the thirteen weeks ended May 1, 2022 and May 2, 2021 were higher than the United States statutory income tax rate primarily due to the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and the mix of foreign and domestic pre-tax results.

The Company files income tax returns in more than 40 international jurisdictions each year. A substantial amount of the Company’s earnings are in international jurisdictions, particularly the Netherlands and Hong Kong SAR, where the income tax rates, when coupled with special rates levied on income from certain of the Company’s jurisdictional activities, have historically been lower than the United States statutory income tax rate. In 2022, the Company no longer benefits from these special rates.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its 2019 facilities borrowings, which bear interest at a rate equal to an applicable margin plus a variable rate. The Company from time to time enters into interest rate swap agreements to hedge against a portion of the exposure related to its term loans under the 2019 facilities. No interest rate swap agreements were outstanding as of May 1, 2022 and January 30, 2022. As of May 1, 2022, approximately 80%% of the Company’s long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable rate. Please see Note 9, “Debt,” for further discussion of the 2019 facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and any interest rate swap agreements are designated as effective hedging instruments (collectively, “cash flow hedges”). As such, the changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). No amounts were excluded from effectiveness testing.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,194.5 million and $1,177.2 million, respectively, as of May 1, 2022, $1,361.7 million and $1,243.4 million, respectively, as of January 30, 2022 and $1,510.8 million and $1,346.7 million, respectively, as of May 2, 2021. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	5/1/22		1/30/22		5/2/21		5/1/22		1/30/22		5/2/21
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$71.1	$6.7	$48.0	$2.7	$6.6	$0.1	$0.4	$—	$0.6	$—	$12.5	$0.6
Interest rate swap agreements	—	—	—	—	—	—	—	—	—	—	2.4	1.0
Total contracts designated as cash flow hedges	71.1	6.7	48.0	2.7	6.6	0.1	0.4	—	0.6	—	14.9	1.6
Undesignated contracts:
Foreign currency forward exchange contracts	18.0	—	5.6	—	2.8	—	3.7	—	1.1	—	1.4	—
Total	$89.1	$6.7	$53.6	$2.7	$9.4	$0.1	$4.1	$—	$1.7	$—	$16.3	$1.6

The notional amount outstanding of foreign currency forward exchange contracts was $1,360.3 million at May 1, 2022. Such contracts expire principally between May 2022 and August 2023.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain Recognized in Other Comprehensive (Loss) Income

(In millions)
Thirteen Weeks Ended	5/1/22	5/2/21
Foreign currency forward exchange contracts (inventory purchases)	$33.3	$10.2
Interest rate swap agreements	—	0.2
Foreign currency borrowings (net investment hedges)	66.8	6.0
Total	$100.1	$16.4

	Amount of (Loss) Gain Reclassified from AOCL into (Expense) Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	5/1/22	5/2/21		5/1/22	5/2/21
Foreign currency forward exchange contracts (inventory purchases)	$(1.5)	$2.0	Cost of goods sold	$884.0	$850.2
Interest rate swap agreements	—	(1.1)	Interest expense	23.0	30.5
Total	$(1.5)	$0.9

A net gain in AOCL on foreign currency forward exchange contracts at May 1, 2022 of $73.2 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain (Loss) Recognized in Income (Expense)
Thirteen Weeks Ended	5/1/22	5/2/21
Foreign currency forward exchange contracts	$14.1	$(3.6)

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of May 1, 2022.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	5/1/22				1/30/22				5/2/21
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$95.8	N/A	$95.8	N/A	$56.3	N/A	$56.3	N/A	$9.5	N/A	$9.5
Rabbi trust assets	0.5	4.2	N/A	4.7	—	0.3	N/A	0.3	N/A	N/A	N/A	N/A
Total Assets	$0.5	$100.0	N/A	$100.5	$—	$56.6	N/A	$56.6	N/A	$9.5	N/A	$9.5

Liabilities:
Foreign currency forward exchange contracts	N/A	$4.1	N/A	$4.1	N/A	$1.7	N/A	$1.7	N/A	$14.5	N/A	$14.5
Interest rate swap agreements	N/A	—	N/A	—	N/A	—	N/A	—	N/A	3.4	N/A	3.4
Total Liabilities	N/A	$4.1	N/A	$4.1	N/A	$1.7	N/A	$1.7	N/A	$17.9	N/A	$17.9

The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the Level 1 rabbi trust assets, which consist of investments in mutual funds, is valued at the net asset value of the funds, as determined by the closing price in the active market in which the individual fund is traded. The fair value of the Level 2 rabbi trust assets, which consist of investments in common collective trust funds, is valued at the net asset value of the funds, as determined by the fund family. Funds are redeemable on a daily basis without restriction. The fair value of the interest rate swap agreements is based on observable interest rate yield curves and represents the expected discounted cash flows underlying the financial instruments.

The Company established a rabbi trust that, beginning January 1, 2022, holds investments related to the Company’s supplemental savings plan. The rabbi trust assets, which generally mirror the investment elections made by eligible plan participants, were $4.7 million and $0.3 million as of May 1, 2022 and January 30, 2022, respectively, and recorded in the Company’s Consolidated Balance Sheets as follows: $0.1 million and $4.6 million were included in other current assets and other assets, respectively, as of May 1, 2022, and $0.3 million was included in other assets as of January 30, 2022. The corresponding deferred compensation liability was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets as of May 1, 2022 and January 30, 2022. Unrealized losses recognized on the rabbi trust investments were immaterial during the thirteen weeks ended May 1, 2022.

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

The following table shows the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the thirteen weeks ended May 2, 2021, and the total impairments recorded as a result of the remeasurement process:

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

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	5/1/22		1/30/22		5/2/21
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$748.7	$748.7	$1,242.5	$1,242.5	$913.2	$913.2
Short-term borrowings	15.5	15.5	10.8	10.8	13.8	13.8
Long-term debt (including portion classified as current)	2,252.7	2,283.0	2,352.4	2,522.4	3,044.6	3,289.1

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

The Company may grant the following types of incentive awards under the Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; (vii) performance share units (“PSUs”); and (viii) other stock-based awards. Each award granted under the Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines. Awards granted under the Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets. When estimating the grant date fair value of stock-based awards, the Company considers whether an adjustment is required to the closing price or the expected volatility of its common stock on the date of grant when the Company is in possession of material non-public information. No such adjustments were made to the grant date fair value of awards granted during the thirteen weeks ended May 1, 2022.

Through May 1, 2022, the Company has granted under the Plan (i) service-based non-qualified stock options, referred to as “stock options” below, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There were no shares of restricted stock or contingently issuable RSUs outstanding as of May 1, 2022.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares.

Net income for the thirteen weeks ended May 1, 2022 and May 2, 2021 included $10.1 million and $10.7 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $1.4 million and $1.5 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions during the thirteen weeks ended May 1, 2022 and May 2, 2021 were $1.9 million and $3.6 million, respectively. The tax benefits realized included discrete net excess tax deficiencies of $0.8 million and $0.1 million recognized in the Company’s provision for income taxes during the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirteen weeks ended May 1, 2022 and May 2, 2021 and the resulting weighted average grant date fair value per stock option:

	5/1/22	5/2/21
Weighted average risk-free interest rate	2.50%	1.24%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	47.34%	47.58%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$34.27	$48.28

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

Stock option activity for the thirteen weeks ended May 1, 2022 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at January 30, 2022	688	$103.40
Granted	134	71.51
Exercised	—	—
Forfeited / Expired	49	83.23
Outstanding at May 1, 2022	773	$99.15
Exercisable at May 1, 2022	509	$111.17

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

RSU activity for the thirteen weeks ended May 1, 2022 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 30, 2022	1,176	$88.09
Granted	206	72.48
Vested	183	101.90
Forfeited	37	88.91
Non-vested at May 1, 2022	1,162	$83.12

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

The Company also granted contingently issuable PSUs to certain of the Company’s senior executives during 2019 and 2020, subject to a three-year performance period from the applicable grant date. For these awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s TSR during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For these awards, the Company records expense ratably over the three-year service period based on the grant date fair value of the awards regardless of whether the market condition is satisfied because the awards are subject to market conditions. The grant date fair value of the awards granted was established for each grant using the Monte Carlo simulation model. For awards granted in the first quarter of 2019, the three-year performance period ended during the first quarter of 2022 and holders of the awards did not earn any shares since the market conditions were not satisfied.

No PSUs were granted during the thirteen weeks ended May 1, 2022 and May 2, 2021.

Total PSU activity for the thirteen weeks ended May 1, 2022 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 30, 2022	248	$93.15
Granted	—	—
Reduction due to market conditions not satisfied	47	128.75
Vested	—	—
Forfeited	2	77.54
Non-vested at May 1, 2022	199	$84.98

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 1, 2022 and May 2, 2021:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, January 30, 2022	$(665.9)		$53.2	$(612.7)
Other comprehensive (loss) income before reclassifications	(81.6)	(1)(2)	24.6	(57.0)
Less: Amounts reclassified from AOCL	—		(1.2)	(1.2)
Other comprehensive (loss) income	(81.6)		25.8	(55.8)
Balance, May 1, 2022	$(747.5)		$79.0	$(668.5)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 31, 2021	$(481.6)		$(37.5)	$(519.1)
Other comprehensive (loss) income before reclassifications	(2.0)	(1)(2)	9.7	7.7
Less: Amounts reclassified from AOCL	—		1.4	1.4
Other comprehensive (loss) income	(2.0)		8.3	6.3
Balance, May 2, 2021	$(483.6)		$(29.2)	$(512.8)

(1) Foreign currency translation adjustments included a net gain on net investment hedges of $50.2 million and $4.5 million during the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen weeks ended May 1, 2022 and May 2, 2021:

	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended
(In millions)	5/1/22	5/2/21
Realized (loss) gain on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$(1.5)	$2.0	Cost of goods sold
Interest rate swap agreements	—	(1.1)	Interest expense
Less: Tax effect	(0.3)	(0.5)	Income tax expense
Total, net of tax	$(1.2)	$1.4

15. STOCKHOLDERS’ EQUITY

Acquisition of Treasury Shares

The Company’s Board of Directors has authorized over time since 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026, which includes a $1.0 billion increase in the authorization and a three year extension of the program approved by the Board of Directors on April 11, 2022. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program at any time, without prior notice.

The Company suspended share repurchases under the stock repurchase program beginning in March 2020 in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of a waiver the Company obtained in June 2020 of certain covenants under its senior unsecured credit facilities (referred to as the “June 2020 Amendment”), the Company was not permitted to make share repurchases during the relief period. However, effective June 10, 2021, the relief period under the June 2020 Amendment was terminated and the Company was permitted to resume share repurchases at management’s discretion. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the terms of the June 2020 Amendment and the relief period.

During the thirteen weeks ended May 1, 2022, the Company purchased 1.2 million shares of its common stock under the program in open market transactions for $100.2 million. As of May 1, 2022, the repurchased shares were held as treasury stock and $1.123 billion of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs to satisfy tax withholding requirements.

Common Stock Dividends

The Company suspended its dividends in March 2020 in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of the June 2020 Amendment, the Company was not permitted to declare or pay dividends during the relief period. However, effective June 10, 2021, the relief period was terminated and the Company was permitted to declare and pay dividends on its common stock at the discretion of the Board of Directors. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the terms of the June 2020 Amendment and the relief period.

The Company declared a $0.0375 per share dividend payable to its common stockholders of record on March 11, 2022, in respect of which the Company made dividend payments totaling $2.6 million on March 30, 2022.

16. EXIT ACTIVITY COSTS

2021 Reductions in Workforce and Real Estate Footprint

The Company announced in March 2021 plans to streamline its organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, which resulted in annual cost savings of approximately $60 million. In connection with these activities, the Company recorded pre-tax costs during 2021 as shown in the following table. All expected costs related to the 2021 reductions in workforce and real estate footprint were incurred during 2021.

(In millions)	Costs Incurred During the Thirteen Weeks Ended 5/2/21	Cumulative Costs Incurred
Severance, termination benefits and other employee costs	$12.2	$15.7
Long-lived asset impairments	28.1	28.1
Contract termination and other costs	3.0	3.8
Total	$43.3	$47.6

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

The liabilities at May 1, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During the Thirteen Weeks Ended 5/1/22	Costs Paid During the Thirteen Weeks Ended 5/1/22	Liability at 5/1/22
Severance, termination benefits and other employee costs	$6.2	$—	$1.5	$4.7

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

(In millions)	Costs Incurred During the Thirteen Weeks Ended 5/2/21	Cumulative Costs Incurred
Severance, termination benefits and other employee costs	$5.1	$25.4
Long-lived asset impairments	—	7.2
Accelerated amortization of lease assets	2.9	13.1
Contract termination and other costs	—	4.4
Total	$8.0	$50.1

The costs incurred during the thirteen weeks ended May 2, 2021 relate to SG&A expenses of the Heritage Brands Retail segment. Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at May 1, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During the Thirteen Weeks Ended 5/1/22	Costs Paid During the Thirteen Weeks Ended 5/1/22	Liability at 5/1/22
Severance, termination benefits and other employee costs	$3.5	$—	$1.6	$1.9
Contract termination and other costs	2.4	—	2.1	0.3
Total	$5.9	$—	$3.7	$2.2

17. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/1/22	5/2/21

Net income attributable to PVH Corp.	$133.1	$99.9

Weighted average common shares outstanding for basic net income per common share	68.0	71.2
Weighted average impact of dilutive securities	0.7	1.2
Total shares for diluted net income per common share	68.7	72.4

Basic net income per common share attributable to PVH Corp.	$1.96	$1.40

Diluted net income per common share attributable to PVH Corp.	$1.94	$1.38

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended
(In millions)	5/1/22	5/2/21

Weighted average potentially dilutive securities	1.0	0.7
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of May 1, 2022 and May 2, 2021 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.2 million and 0.1 million as of May 1, 2022 and May 2, 2021, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash Investing and Financing Transactions

Omitted from the Company’s Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 2022 and May 2, 2021 were capital expenditures related to property, plant and equipment of $32.2 million and $25.1 million, respectively, that were accrued and not yet paid as of the end of the respective periods.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 1, 2022 were $3.2 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the period.

The Company completed the Australia acquisition in the second quarter of 2019. Total acquisition consideration included the issuance to key executives of Gazal and PVH Australia of approximately 6% of the outstanding shares in the subsidiary of the Company that acquired 100% of the ownership interests in the Australia business, for which the Company recognized a $26.2 million liability on the date of the acquisition. In subsequent periods, the liability was adjusted each reporting period to its redemption value based on conditions that existed as of each subsequent balance sheet date. The Company settled in June 2020 a portion of the liability for the 6% interest issued to key executives of Gazal and PVH Australia under the conditions specified in the terms of the acquisition agreement. The Company had a remaining liability of $24.5 million as of May 2, 2021 (based on exchange rates in effect on that date), which was subsequently settled in June 2021. Please see Note 4, “Acquisitions,” for further discussion of this liability.

Omitted from net proceeds from short-term borrowings in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 2, 2021 were $0.3 million of debt issuance costs incurred in connection with the Company’s 2021 facility that were accrued and not yet paid as of the end of the period.

Lease Transactions

Supplemental cash flow information related to leases was as follows:

	Thirteen Weeks Ended
(In millions)	5/1/22	5/2/21
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127.5	$120.6
Operating cash flows from finance leases	—	0.1
Financing cash flows from finance leases	1.0	1.4
Noncash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	91.7	49.6
Right-of-use assets obtained in exchange for new finance lease liabilities	3.6	1.8

The Company has sought concessions from landlords for certain of its stores affected by temporary closures as a result of the COVID-19 pandemic in the form of rent deferrals or rent abatements. Consistent with updated guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2020, the Company elected to treat COVID-19 related rent concessions as though enforceable rights and obligations for those concessions existed in the original contract. As such, rent abatements negotiated with landlords are recorded as a reduction to variable lease expense included in SG&A expenses in the Company’s Consolidated Statements of Operations. The Company recorded $0.8 million and $8.6 million of rent abatements during the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively. Rent deferrals have no impact to lease expense and amounts deferred and payable in future periods are included in the current portion of operating lease liabilities in the Company’s Consolidated Balance Sheets.

19. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as its reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and, (vi) through the second quarter of 2021, Heritage Brands Retail. The Company’s Heritage Brands Retail segment has ceased operations.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers in North America of (i) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; (ii) men’s dress shirts and neckwear under various licensed brand names; and (iii) men’s sportswear, bottoms and outerwear principally under the Van Heusen, IZOD and ARROW trademarks until August 2, 2021, when the Company completed the Heritage Brands transaction. This segment also derived revenue from Company operated digital commerce sites in the United States for Van Heusen and IZOD, which ceased operations during the third quarter of 2021 in connection with the Heritage Brands transaction. In addition, this segment derives revenue from the Heritage Brands business in Australia. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated affiliate in Mexico relating to the affiliate’s business under various licensed brand names and the Company’s proportionate share of the net income or loss of its investment in its unconsolidated PVH Legwear affiliate relating to the affiliate’s business under various owned and licensed brand names.

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

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/1/22	(1)	5/2/21	(1)
Revenue – Tommy Hilfiger North America
Net sales	$235.5		$204.7
Royalty revenue	20.8		17.6
Advertising and other revenue	5.2		4.5
Total	261.5		226.8

Revenue – Tommy Hilfiger International
Net sales	790.3		810.0
Royalty revenue	14.5		12.9
Advertising and other revenue	4.6		4.0
Total	809.4		826.9

Revenue – Calvin Klein North America
Net sales	256.9		206.0
Royalty revenue	42.2		31.7
Advertising and other revenue	14.0		10.5
Total	313.1		248.2

Revenue – Calvin Klein International
Net sales	558.6		525.0
Royalty revenue	12.3		10.5
Advertising and other revenue	2.2		1.5
Total	573.1		537.0

Revenue – Heritage Brands Wholesale
Net sales	165.3		191.2
Royalty revenue	0.2		5.0
Advertising and other revenue	0.1		0.6
Total	165.6		196.8

Revenue – Heritage Brands Retail
Net sales	—		43.6
Royalty revenue	—		—
Advertising and other revenue	—		—
Total	—		43.6

Total Revenue
Net sales	2,006.6		1,980.5
Royalty revenue	90.0		77.7
Advertising and other revenue	26.1		21.1
Total	$2,122.7		$2,079.3

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended
(In millions)	5/1/22	5/2/21
Wholesale net sales	$1,235.3	$1,236.6

Owned and operated retail stores	618.7	566.5
Owned and operated digital commerce sites	152.6	177.4
Retail net sales	771.3	743.9
Net sales	2,006.6	1,980.5

Royalty revenue	90.0	77.7
Advertising and other revenue	26.1	21.1
Total	$2,122.7	$2,079.3

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/1/22	(1)	5/2/21	(1)
Loss before interest and taxes – Tommy Hilfiger North America	$(13.0)		$(5.1)	(3)

Income before interest and taxes – Tommy Hilfiger International	139.4		167.3	(3)

Income (loss) before interest and taxes – Calvin Klein North America	11.7		(0.8)	(3)

Income before interest and taxes – Calvin Klein International	97.1		96.4	(3)

Income before interest and taxes – Heritage Brands Wholesale	16.8		21.2

Loss before interest and taxes – Heritage Brands Retail	—		(13.3)	(4)

Loss before interest and taxes – Corporate(2)	(41.7)		(68.3)	(3)

Income before interest and taxes	$210.3		$197.4

(1) Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Includes corporate expenses not allocated to any reportable segments, the results of PVH Ethiopia (through the closure of the Ethiopia factory in the fourth quarter of 2021) and the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”), after the Company resumed the equity method of accounting for its investment in the fourth quarter of 2021. Please see Note 5, “Redeemable Non-Controlling Interest,” for further discussion of PVH Ethiopia. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the Company’s investment in Karl Lagerfeld. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans (which are generally recorded in the fourth quarter).

(3) (Loss) income before interest and taxes for the thirteen weeks ended May 2, 2021 included costs of $43.3 million incurred in connection with actions to streamline the Company’s organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, consisting of noncash asset impairments, severance, and contract termination and other costs. Such costs were included in the Company’s segments as follows: $1.7 million in Tommy Hilfiger North America, $5.7 million in Tommy Hilfiger International, $2.1 million in Calvin Klein North America, $5.3 million in Calvin Klein International and $28.5 million in corporate expenses not allocated to any reportable segments. Please see Note 16, “Exit Activity Costs,” for further discussion.

(4) Loss before interest and taxes for the thirteen weeks ended May 2, 2021 included costs and operating losses associated with the wind down of the Heritage Brands Retail business that was substantially completed in the second quarter of 2021. Please see Note 16, “Exit Activity Costs,” for further discussion.
Intersegment transactions, which primarily consist of transfers of inventory, are not material.

20. GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of May 1, 2022 was approximately $18.2 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of May 1, 2022, January 30, 2022 and May 2, 2021.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of May 1, 2022 was approximately $4.6 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2025 and 2028. The liability for these guarantee obligations was immaterial as of May 1, 2022, January 30, 2022 and May 2, 2021.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

21. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The FASB issued in November 2021 an update to accounting guidance requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (i) the types of transactions, (ii) the accounting for those transactions, and (iii) the effect of those transactions on an entity’s financial statements. The Company adopted the update in the first quarter of 2022 using the prospective approach. The adoption of the update did not have any impact on the Company’s consolidated financial statements footnote disclosures as the amount of government assistance recorded in the Company’s consolidated financial statements as of and for the thirteen weeks ended May 1, 2022 was immaterial.

Accounting Guidance Issued But Not Adopted as of May 1, 2022

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

22. OTHER COMMENTS

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen weeks ended May 1, 2022 and May 2, 2021 totaled $84.8 million and $82.9 million, respectively.

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $57.2 million, $61.9 million and $69.8 million as of May 1, 2022, January 30, 2022 and May 2, 2021, respectively.

23. SUBSEQUENT EVENTS

The Company owned an approximately 8% economic interest in Karl Lagerfeld as of May 1, 2022. The Company was deemed to have significant influence with respect to this investment, which was being accounted for under the equity method of accounting. Please see Note 5, “Investments In Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the Karl Lagerfeld investment.

The Company entered into a definitive agreement on April 29, 2022 to sell its economic interest in Karl Lagerfeld to a subsidiary of G-III Apparel Group, Ltd. for approximately $20 million in cash, subject to customary adjustments, and completed the sale on May 31, 2022. The Company will record an estimated pre-tax net gain of approximately $15 million in the second quarter of 2022 in connection with the closing of the transaction.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reportable segments into three main businesses: (i) Tommy Hilfiger, which consists of the businesses we operate under our TOMMY HILFIGER trademarks; (ii) Calvin Klein, which consists of the businesses we operate under our Calvin Klein trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Warner’s, Olga and True&Co. trademarks, the Van Heusen, IZOD, ARROW and Geoffrey Beene trademarks, which we owned until August 2, 2021 and now license back for certain product categories, and other licensed trademarks. References to brand names are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in the immediately preceding item of this report.

We are one of the largest global apparel companies in the world with a history going back 140 years and have been listed on the New York Stock Exchange for over 100 years. We manage a portfolio of iconic brands, including TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen, IZOD, ARROW and Geoffrey Beene, which we owned through the second quarter of 2021 and now license back for certain product categories, and other licensed brands. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer differentiated products to a broad range of consumers, reducing our reliance on any one demographic group, product category, price point, distribution channel or region. We also license the use of our trademarks to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

Our revenue was $9.2 billion in 2021, of which over 60% was generated outside of the United States. Our iconic brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue.

PVH+ Plan

At our April 2022 Investor Day, we introduced the PVH+ Plan, our multi-year, strategic plan to drive brand-, digital- and direct-to-consumer-led growth to accelerate financial performance. The PVH+ Plan builds on our core strengths and connects Calvin Klein and TOMMY HILFIGER closer to the consumer than ever before through five key drivers: (1) win with product, (2) win with consumer engagement, (3) win the digitally-led marketplace, (4) develop a demand- and data-driven operating model, and (5) drive efficiencies and invest in growth. These five foundational drivers apply to each of our businesses and are activated in the regions to meet the unique expectations of our consumers around the world and deliver long-term sustainable growth.

RESULTS OF OPERATIONS

War in Ukraine

As a result of the war in Ukraine, we made the decision to temporarily close stores and pause commercial activities in Russia and Belarus as of March 7, 2022. Additionally, while we have no direct operations in Ukraine, virtually all of our wholesale customers and franchisees in Ukraine have closed their stores, which has resulted in a reduction in shipments to these customers and canceled orders. As such, our revenue and net income in the first quarter of 2022 reflected a reduction of approximately $20 million and $7 million, respectively. Approximately 2% of our revenue in 2021 was generated in Russia, Belarus and Ukraine. As a result, we currently expect the war in Ukraine will have a negative impact on our full year 2022 revenue of approximately $165 million, or 2%, and on our full year 2022 net income of approximately $45 million.

The war also has led to, and may lead to further, broader macroeconomic implications, including the continued weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending. There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts to the broader European market, will impact our business, financial condition and results of operations for the full year 2022. Such impacts may include non-cash asset impairments, excess inventory and difficulty collecting trade receivables, among other things. As of May 1, 2022, the total assets of our subsidiaries in Russia, Belarus and Ukraine represented less than 1% of our total assets.

Inflationary Pressures

Inflationary pressures, including increased labor, raw materials and freight costs, have negatively impacted our earnings in the first quarter of 2022 and are expected to continue to negatively impact our earnings for the remainder of 2022. We have implemented price increases in certain regions and for certain product categories beginning in the first quarter of 2022, and currently plan to implement more extensive increases in the second half of 2022, to mitigate these higher costs to the extent possible, while attempting to minimize the risks of decreasing consumer purchasing of our products. The extent of price increases has and will vary by region and product category. Inflation did not have a significant impact on our results of operations in 2021.

COVID-19 Pandemic Update

The COVID-19 pandemic has had, and may continue to have, a significant impact on our business, results of operations, financial condition and cash flows from operations.

Our stores have been and continue to be impacted by temporary closures and reduced hours as a result of the pandemic. During the first quarter of 2021, pandemic-related pressures on our stores included temporary closures for a significant percentage of our stores in Europe, Canada and Japan. Pressures on our stores continued throughout 2021, with certain stores in Europe, Japan and Australia temporarily closed for varying periods of time in the second quarter, the majority of our stores in Australia closed temporarily in the third quarter, and the temporary closure of certain stores in Europe and China for varying periods of time in the fourth quarter. Further, a significant percentage of our stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic, particularly the Omicron variant.

COVID-related pressures have continued into the first quarter of 2022, although to a much lesser extent than in the prior year period in all regions except China, as strict lockdowns in China have resulted in temporary store closures and have also impacted certain warehouses, which has resulted in the temporary pause of deliveries to our wholesale customers and from our digital commerce businesses.

In addition, our North America stores have been, and are expected to continue to be, challenged by the lack of international tourists coming to the United States, although to a lesser extent than in 2021. Stores located in international tourist destinations have historically represented a significant portion of that business.

Our brick and mortar wholesale customers and our licensing partners also have experienced significant business disruptions as a result of the pandemic. Our wholesale customers and franchisees globally generally have experienced temporary store closures and operating restrictions and obstacles in the same countries and at the same times as us.

Our digital channels, which have historically represented a less significant portion of our overall business, experienced exceptionally strong growth during 2020 and into the first quarter of 2021, both with respect to sales to our traditional and pure play wholesale customers, as well as within our own directly operated digital commerce businesses across all brand businesses and regions. Digital growth was less pronounced during the remainder of 2021 as stores reopened and capacity restrictions lessened. We currently expect sales through our digital channels to increase approximately 6% in 2022 compared to 2021, inclusive of a negative impact of approximately 9% related to foreign currency translation, with digital penetration as a percentage of total revenue expected to remain consistent with 2021 at approximately 25%.

In addition, the pandemic has impacted, and continues to impact, our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The current vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries has delayed and could continue to delay product orders and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions have impacted, and continue to impact, our inventory levels, including in-transit goods, which currently remain elevated as compared to 2021, and our sales volumes. We have incurred beginning in the second half of 2021 and into the first quarter of 2022, and expect to continue to incur during the remainder of 2022, higher air freight and other logistics costs in connection with these disruptions. We continue to monitor these delays and other potential disruptions in our supply chain and will continue to implement mitigation plans as needed.

Outlook Uncertainty due to War in Ukraine, Inflation, and COVID-19

There is significant uncertainty due to the current war in Ukraine and its broader macroeconomic implications, inflationary pressures globally, as well as continued uncertainty due to the COVID-19 pandemic and supply chain and logistics disruptions, which have resulted in and are expected to continue to result in delivery delays to wholesale customers and delayed inventory availability for our stores and digital commerce businesses. Our 2022 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2022 may be subject to significant material change.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,600 Company-operated free-standing store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,400 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide, principally under our TOMMY HILFIGER and Calvin Klein trademarks. We announced in 2020 a plan to exit our Heritage Brands Retail business, which was substantially completed in the second quarter of 2021. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as the following reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and, (vi) through the second quarter of 2021, Heritage Brands Retail. Our Heritage Brands Retail segment has ceased operations.

The following actions and transactions have impacted our results of operations and the comparability among the periods, including our full year 2022 expectations as compared to the full year 2021, as discussed below:

•We entered into a definitive agreement on April 29, 2022 to sell our approximately 8% economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III Apparel Group, Ltd. (“G-III”) for approximately $20 million in cash, subject to customary adjustments, (the “Karl Lagerfeld transaction”), and completed the sale on May 31, 2022. We will record an estimated pre-tax net gain of approximately $15 million in the second quarter of 2022 in connection with the closing of the transaction. Please see Note 23, “Subsequent Events,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We completed the sale of certain of our heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business with a net carrying value of $98 million, to Authentic Brands Group and other parties (the “Heritage Brands transaction”), on the first day of the third quarter of 2021 for net proceeds of $216 million. We recorded an aggregate net pre-tax gain of $113 million in the third quarter of 2021 in connection with the transaction, consisting of (i) a gain of $119 million, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell, and a net gain on our retirement plans associated with the transaction, partially offset by (ii) $6 million of pre-tax severance costs.

•We announced in March 2021 plans to reduce our workforce, primarily in certain international markets, and to reduce our real estate footprint, including reductions in office space and select store closures, which have resulted in annual cost savings of approximately $60 million. We recorded pre-tax costs of $48 million during 2021 consisting of (i) $28 million of noncash asset impairments, (ii) $16 million of severance and (iii) $4 million of contract termination and other costs, of which $43 million was incurred in the first quarter of 2021. All costs related to these actions were incurred by the end of the third quarter of 2021.

•We announced in July 2020 a plan to exit our Heritage Brands Retail business, which was substantially completed in the second quarter of 2021. We recorded pre-tax costs of $21 million during 2021 in connection with the exit from the Heritage Brands Retail business, consisting of $11 million of severance and other termination benefits, $6 million of accelerated amortization of lease assets and (iii) $4 million of contract termination and other costs, of which $8 million was incurred in the first quarter of 2021. All costs related to the exit from the Heritage Brands Retail business were substantially incurred by the end of the second quarter 2021.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 60% of our 2021 revenue was subject to foreign currency translation. The United States dollar weakened against the euro, which is the foreign currency in which we transact the most business, in the first half of 2021, but then strengthened in the second half of 2021. The United States dollar continued to strengthen against the euro as well as against most major currencies in the first quarter of 2022 and into the second quarter of 2022. We currently expect our 2022 revenue and net income to decrease by approximately $470 million and $60 million, respectively, due to the impact of foreign currency translation.

There is also a transactional impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. Our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations in the year following their inception, as the underlying inventory hedged by the contracts is sold. We currently expect our 2022 net income to decrease by approximately $15 million due to the transactional impact of foreign currency.

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

As well, we conduct business in countries that are or have been subject to significant inflation rates. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Beginning in the second quarter of 2022, we will account for our operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate has surpassed 100% and, as a result, the functional currency of our subsidiary in Turkey will change from the Turkish lira to the euro, which is the functional currency of its parent. As of May 1, 2022, monetary assets denominated in Turkish lira represented less than 1% of our total assets. The revenue and net income of our Turkish operations are not material to our results of operations.

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

Due to the above seasonal factors, as well as the COVID-19 pandemic, including the pandemic-related supply chain and logistics disruptions, our results of operations for the thirteen weeks ended May 1, 2022 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended May 1, 2022 Compared With Thirteen Weeks Ended May 2, 2021

Total Revenue

Total revenue in the first quarter of 2022 was $2.123 billion as compared to $2.079 billion in the first quarter of the prior year. The increase in revenue of $43 million, or 2%, included (i) a 5% negative impact of foreign currency translation, (ii) a 5% reduction resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business and (iii) a 1% reduction resulting from the war in Ukraine, including our decision to temporarily close our stores and pause commercial activities in Russia and Belarus, as well as a reduction in wholesale shipments to Ukraine, and included the following:

•The addition of an aggregate $17 million of revenue, or a 2% increase compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $60 million, or 6%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 2% (including a 7% negative foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 15%.

•The addition of an aggregate $101 million of revenue, or a 13% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $32 million, or 4%, related to foreign currency translation. Calvin Klein International segment revenue increased 7% (including a 6% negative foreign currency impact). Revenue in our Calvin Klein North America segment increased 26%.

•The reduction of an aggregate $75 million of revenue, or a 31% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments, which includes a 42% decline resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business.

Our revenue through our direct-to-consumer distribution channel in the first quarter of 2022 increased 4%, including a 5% negative foreign currency impact and a 6% reduction from the exit of the Heritage Brands Retail business. Sales through our directly operated digital commerce businesses decreased 14%, including a 5% negative foreign currency impact, as compared to the exceptionally strong performance of 66% growth in the prior year period attributable, in part, to temporary store closures during that period. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, as a percentage of total revenue was approximately 20%. Our revenue through our wholesale distribution channel was flat in the first quarter of 2022, inclusive of a 5% negative foreign currency impact and a 4% reduction from the Heritage Brands transaction.

We currently expect revenue for the full year 2022 to increase approximately 1% to 2% compared to 2021, inclusive of a negative impact of approximately 5% related to foreign currency translation. Our 2022 outlook also reflects (i) a 2% reduction in revenue resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business and (ii) a 2% reduction resulting from the war in Ukraine. We currently expect our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, as a percentage of total revenue to remain consistent with 2021 at approximately 25%. There is significant uncertainty due to the current war in Ukraine and its broader macroeconomic implications, inflationary pressures globally, and the COVID-19 pandemic, as well as supply chain and logistics disruptions, which have resulted in and are expected to continue to result in delivery delays to wholesale customers and delayed inventory availability for our stores and digital commerce businesses. As such, our revenue in 2022 may be subject to significant material change.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs, and inspection costs. Also included as cost of goods sold are the amounts recognized on foreign currency forward exchange contracts as the underlying inventory hedged by such forward exchange contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative (“SG&A”) expenses. All of our royalty, advertising and other revenue is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

Gross profit in the first quarter of 2022 was $1.239 billion, or 58.4% of total revenue, as compared to $1.229 billion, or 59.1% of total revenue, in the first quarter of the prior year. The 70 basis point decrease was primarily driven by higher product, freight and other logistics costs, principally air freight, as compared to the first quarter of the prior year, as a result of the recent inflationary pressures and the continued supply chain and logistics disruptions. This decrease was partially offset by (i) more full price selling, (ii) price increases that were implemented in certain regions and for certain product categories beginning in the first quarter of 2022, and (iii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from the Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower gross margins.

We currently expect that gross margin for the full year 2022 will be relatively flat as compared to 2021. Our expectation for 2022 includes an increase primarily due to the reduction in revenue from our Heritage Brands businesses as explained above. This increase is expected to be mostly offset by the higher product, freight and other logistics costs, including ocean freight, we have incurred and expect to continue to incur for the remainder of 2022 as a result of the recent inflationary pressures and the continued supply chain and logistics disruptions, which we expect to mitigate, to the extent possible, with planned price increases on select product categories that were implemented beginning in the first quarter of 2022, and expected to be implemented more extensively in the second half of 2022.

SG&A Expenses

SG&A expenses in the first quarter of 2022 were $1.039 billion, or 49.0% of total revenue, as compared to $1.039 billion, or 50.0% of total revenue, in the first quarter of the prior year. The 100 basis point decrease was principally attributable to the absence in the first quarter of 2022 of costs incurred in the first quarter of 2021 associated with (i) reductions in our workforce, primarily in certain international markets, and to reduce our real estate footprint and (ii) the exit from our Heritage Brands Retail business. These decreases were partially offset by (i) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from our Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower SG&A expenses as a percentage of total revenue and (ii) the benefit to expenses in the first quarter of 2021 resulting from the significant number of store closures, including lower marketing and investments.

We currently expect that SG&A expenses as a percentage of revenue for the full year 2022 will be relatively flat as compared to 2021. Our expectation for 2022 includes decreases primarily as a result of the absence in 2022 of costs incurred in 2021 associated with (i) reductions in our workforce, primarily in certain international markets, and to reduce our real estate footprint and (ii) the exit from our Heritage Brands Retail business. These decreases are expected to be mostly offset by the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from our Heritage Brands Retail business for the reasons explained above.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $4 million in each of the first quarters of 2022 and 2021.

Non-service related pension and postretirement (income) cost recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for the full year 2022 will be approximately $14 million. However, our expectation of non-service related pension and post-retirement income for the full year 2022 does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2022. We may incur a significant actuarial gain or loss in 2022 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference in the actual and expected return on plan assets. As such, our actual 2022 non-service related pension and postretirement income may be significantly different than our projections. Non-service related pension and postretirement income was $64 million in 2021, and included a $49 million actuarial gain on our retirement plans recorded in the fourth quarter.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $7 million in the first quarter of 2022 as compared to $4 million in the first quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada, and (v) our investment in Karl Lagerfeld after we resumed the equity method of accounting for our investment in the fourth quarter of 2021. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2022 will increase as compared to 2021 as a result of the estimated pre-tax net gain of approximately $15 million that we will record in the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 23, “Subsequent Events,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Interest Expense, Net

Interest expense, net decreased to $22 million in the first quarter of 2022 from $29 million in the first quarter of the prior year, primarily due to the impact of $1.030 billion of voluntary long-term debt repayments made during 2021.

Interest expense, net for the full year 2022 is currently expected to be approximately $90 million compared to $104 million in 2021 primarily due to the full year impact in 2022 of long-term debt repayments made during 2021.

Income Taxes

The effective income tax rate for the first quarter of 2022 was 29.4% compared to 40.7% in the first quarter of the prior year. The effective income tax rate for the first quarter of 2022 reflected a $55 million income tax expense recorded on $188 million of pre-tax income. The effective income tax rate for the first quarter of 2021 reflected a $68 million income tax expense recorded on $168 million of pre-tax income.

Our effective income tax rates for the first quarters of 2022 and 2021 were higher than the United States statutory income tax rate primarily due to the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and the mix of foreign and domestic pre-tax results.

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings are in international jurisdictions, particularly in the Netherlands and Hong Kong SAR, where the income tax rates, when coupled with special rates levied on income from certain of our jurisdictional activities, have historically been lower than the United States statutory income tax rate. In 2022, we no longer benefit from these special rates.

We currently expect that our effective income tax rate for the full year 2022 will be in a range of 28.5% to 29.5%. Our expectation that our effective income tax rate for the full year 2022 will be higher than the United States statutory income tax rate is principally due to the tax effects of GILTI and the mix of foreign and domestic pre-tax results.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions and new regulations, as well as audits by tax authorities and the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

Redeemable Non-Controlling Interest

We formed a joint venture in Ethiopia (“PVH Ethiopia”) to operate a manufacturing facility that produced finished products for us for distribution primarily in the United States. We held an initial economic interest of 75% in PVH Ethiopia, with our partner’s 25% interest accounted for as a redeemable non-controlling interest (“RNCI”). We consolidated the results of PVH Ethiopia in our consolidated financial statements. The capital structure of PVH Ethiopia was amended effective May 31, 2021 and we solely managed and effectively owned all economic interests in the joint venture. We closed in the fourth quarter of 2021 the manufacturing facility that was PVH Ethiopia’s sole operation. The closure did not have a material impact on our consolidated financial statements.

As a result of the amendments to the capital structure of PVH Ethiopia, we stopped attributing any net income or loss in PVH Ethiopia to an RNCI. The net loss attributable to the RNCI in PVH Ethiopia was immaterial in the first quarter of 2021.

Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at May 1, 2022 was $749 million, a decrease of $494 million from the $1.242 billion at January 30, 2022. The change in cash and cash equivalents included the impact of (i) $103 million of completed common stock repurchases under the stock repurchase program and (ii) $7 million of mandatory long-term debt repayments. We ended the first quarter of 2022 with approximately $1.2 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2022 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) mandatory long-term debt repayments of approximately $33 million, subject to exchange rate fluctuations, and (ii) expected common stock repurchases under the stock repurchase program of approximately $400 million. There continues to be uncertainty with respect to the impacts of the COVID-19 pandemic and supply chain and logistics disruptions. Our cash flows may be subject to material significant change, including as a result of increased in-transit inventory levels or significant production delays and other working capital changes that we may experience as a result of the pandemic and supply chain and logistics disruptions.

As of May 1, 2022, $692 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash used by operating activities was $303 million in the first quarter of 2022 compared to $189 million in the first quarter of 2021. The increase in cash used by operating activities as compared to the prior year period was primarily driven by (i) changes in our working capital, including an increase in inventories during the current period as we build back from lean inventory levels in 2021, to support revenue growth, and (ii) a decrease in net income as adjusted for noncash charges. Our cash flows from operations have been, and are expected to continue to be impacted by temporary store closures and other significant impacts of the COVID-19 pandemic and supply chain and logistics disruptions on our business. In an effort to mitigate these impacts, we have been and continue to be focused on working capital management.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities in our consolidated statements of cash flows. We have been informed by the third party administrators of the SCF program that suppliers had elected to sell approximately $435 million, $475 million and $360 million of our payment obligations that were outstanding as of May 1, 2022, January 30, 2022 and May 2, 2021, respectively, to financial institutions and approximately $505 million and $360 million had been settled through the program during the first quarters of 2022 and 2021, respectively.

Investments in Unconsolidated Affiliates

We received dividends of $16 million and $9 million from our investments in unconsolidated affiliates during the first quarters of 2022 and 2021, respectively. These dividends are included in our net cash used by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Karl Lagerfeld Transaction

We entered into a definitive agreement on April 29, 2022 to sell our approximately 8% economic interest in Karl Lagerfeld to a subsidiary of G-III for approximately $20 million in cash, subject to customary adjustments, and subsequently completed the sale on May 31, 2022. Please see Note 23, “Subsequent Events,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the first quarter of 2022 were $52 million compared to $49 million in the first quarter of 2021. We currently expect that capital expenditures for the full year 2022 will be approximately $400 million as compared to $268 million in 2021 and will primarily consist of investments in (i) new stores and store renovations, (ii) investments in our information technology infrastructure worldwide, including data centers and information security, (iii) continued investments in upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iv) enhancements to our warehouse and distribution network in Europe and North America.

Mandatorily Redeemable Non-Controlling Interest

We completed the acquisition of the approximately 78% interest in Gazal Corporation Limited (“Gazal”) that we did not already own (the “Australia acquisition”) in 2019. The Australia acquisition agreement provided for key executives of Gazal and PVH Brands Australia Pty. Limited to exchange a portion of their interests in Gazal for approximately 6% of the outstanding shares of our previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. We were obligated to purchase this 6% interest within two years of the acquisition closing in two tranches.

We purchased for $17 million (based on exchange rates in effect on the payment date) tranche 1 (50% of the shares) in June 2020, on the first anniversary of the closing. For the tranche 2 shares, the measurement period ended in 2020. We had a liability for the tranche 2 shares of $24 million as of May 2, 2021 (based on exchange rates in effect on the payment date), which we subsequently paid to purchase these shares in June 2021, on the second anniversary of the closing. Please see Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Dividends

We suspended our dividends in March 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of a waiver we obtained in June 2020 of certain covenants under our senior unsecured credit facilities (referred to as the “June 2020 Amendment”), we were not permitted to declare or pay dividends during the relief period. However, effective June 10, 2021, the relief period under the June 2020 Amendment was terminated and we were permitted to declare and pay dividends on our common stock at the discretion of the Board of Directors. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the terms of the June 2020 Amendment and the relief period.

Cash dividends paid on our common stock totaled $3 million during the first quarter of 2022.

We currently project that cash dividends paid on our common stock in 2022 will be approximately $10 million based on our current dividend rate, the number of shares of our common stock outstanding as of May 1, 2022, our estimate of stock to be issued during 2022 under our stock incentive plans and our estimate of stock repurchases for the remainder of 2022.

Acquisition of Treasury Shares

The Board of Directors has authorized over time since 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026, which includes a $1.0 billion increase in the authorization and a three year extension of the program approved by the Board of Directors on April 11, 2022. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

We suspended share repurchases under the stock repurchase program beginning in March 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of the June 2020 Amendment, we were not permitted to make share repurchases during the relief period. However, effective June 10, 2021, the relief period was terminated and we were permitted to resume share repurchases at management’s discretion. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the terms of the June 2020 Amendment and the relief period.

During the first quarter of 2022, we purchased 1.2 million shares of our common stock under the program in open market transactions for $100 million. Purchases of $3 million were accrued for in our Consolidated Balance Sheet as of May 1, 2022. Purchases of $6 million that were accrued for in our Consolidated Balance Sheet as of January 30, 2022 were paid in the first quarter of 2022. As of May 1, 2022, the repurchased shares were held as treasury stock and $1.123 billion of the authorization remained available for future share repurchases.

We currently expect common stock repurchases under the stock repurchase program of approximately $400 million for the full year 2022.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	5/1/22	1/30/22	5/2/21
Short-term borrowings	$16	$11	$14
Current portion of long-term debt	36	35	26
Finance lease obligations	11	9	14
Long-term debt	2,217	2,318	3,018
Stockholders’ equity	5,269	5,289	4,839

In addition, we had $749 million, $1.242 billion and $913 million of cash and cash equivalents as of May 1, 2022, January 30, 2022 and May 2, 2021, respectively.

Short-Term Borrowings

We had $16 million of borrowings outstanding under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies as of May 1, 2022. The weighted average interest rate on funds borrowed as of May 1, 2022 was 0.16%. These facilities provided for borrowings of up to $198 million based on exchange rates in effect on May 1, 2022 and are utilized primarily to fund working capital needs. The maximum amount of borrowings outstanding under these facilities during the first quarter of 2022 was $17 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, we replaced our 364-day $275 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021 (the “2020 facility”), with a 364-day $275 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility matured on April 27, 2022, and was not replaced. We paid approximately $800,000 of debt issuance costs in connection with the 2021 facility. We had no borrowings outstanding under the 2021 facility during the first quarter of 2022.

Finance Lease Liabilities

Our cash payments for finance lease liabilities totaled $1 million in each of the first quarters of 2022 and 2021.

2019 Senior Unsecured Credit Facilities

We have senior unsecured credit facilities due April 29, 2024 (as amended, the “2019 facilities”) that consist of a €500 million euro-denominated Term Loan A facility (the “Euro TLA facility”) and senior unsecured revolving credit facilities consisting of (i) a $675 million United States dollar-denominated revolving credit facility, (ii) a CAD $70 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200 million euro-denominated revolving credit facility available in euro, Australian dollars and other agreed foreign currencies and (iv) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities also consisted of a $1,093.2 million United States dollar-denominated Term Loan A facility (the “USD TLA facility”). We repaid the outstanding principal balance under our USD TLA facility in 2021. Borrowings under the 2019 facilities bear interest at variable rates calculated in the manner set forth in the terms of the 2019 facilities.

We had loans outstanding of $480 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility, no borrowings outstanding under the senior unsecured revolving credit facilities, and $13 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of May 1, 2022.

We made payments totaling $7 million and $504 million on our term loans under the 2019 facilities during the first quarters of 2022 and 2021, respectively, and we expect to make long-term debt repayments of approximately $33 million during 2022.

The current applicable margin with respect to the Euro TLA facility and each revolving credit facility as of May 1, 2022 was 1.250% for adjusted Eurocurrency rate loans and 0.250% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the Euro TLA facility and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, our exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the first quarter of 2021 (no interest rate swap agreements were entered into or in effect during the first quarter of 2022):

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of May 1, 2022		Fixed Rate	Expiration Date
March 2020	February 2021	$50	$—	(1)	0.562%	February 2023
February 2020	February 2021	50	—	(1)	1.1625%	February 2023
February 2020	February 2020	50	—	(1)	1.2575%	February 2023
August 2019	February 2020	50	—	(1)	1.1975%	February 2022
June 2019	February 2020	50	—	(1)	1.409%	February 2022
June 2019	June 2019	50	—		1.719%	July 2021
January 2019	February 2020	50	—		2.4187%	February 2021
November 2018	February 2019	139	—		2.8645%	February 2021
October 2018	February 2019	116	—		2.9975%	February 2021
June 2018	August 2018	50	—		2.6825%	February 2021

(1) We terminated in 2021 the interest rate swap agreements due to expire in February 2022 and February 2023 in connection with the early repayment of the outstanding principal balance under our USD TLA facility.

Our 2019 facilities require us to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio, calculated in the manner set forth in the terms of the 2019 facilities. Please see Note 8, “Debt,” in the Notes to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the 2019 facilities.

We expect to maintain compliance with the financial covenants under the 2019 facilities based on our current forecasts.

7 3/4% Debentures Due 2023

We have outstanding $100 million of debentures due November 15, 2023 that accrue interest at the rate of 7 3/4%. The debentures are not redeemable at our option prior to maturity.

3 5/8% Euro Senior Notes Due 2024

We have outstanding €525 million principal amount of 3 5/8% senior notes due July 15, 2024. We may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of May 1, 2022, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of May 1, 2022, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments for the remainder of 2022 through 2027.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of our debt.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 30, 2022. During the first quarter of 2022, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 30, 2022.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 1, 2022 primarily include cash and cash equivalents, short-term borrowings, long-term debt and foreign currency forward exchange contracts. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 1, 2022. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. The potential for a significant decrease in short-term interest rates is low due to the currently low rates of return we are receiving on our cash and cash equivalents and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at May 1, 2022, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.7 million annually. Borrowings under the 2019 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2019 facilities expose us to market risk for changes in interest rates. We consider the debt outstanding under these facilities and enter into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. No interest rate swap agreements were outstanding as of May 1, 2022. As of May 1, 2022, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the three-month Euro Interbank Offered Rate, which is currently negative. As such, a change in interest rates would have no impact on our variable interest expense. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Over 60% of our $9.2 billion of revenue in 2021 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

We currently expect our 2022 revenue and net income to decrease by approximately $470 million and $60 million, respectively, due to the impact of foreign currency translation.

During the thirteen weeks ended May 1, 2022, we recognized unfavorable foreign currency translation adjustments of $132 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 5% since January 30, 2022. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 36% of our $6.0 billion total goodwill and other intangible assets as of May 1, 2022. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

We currently expect our 2022 net income to decrease by approximately $15 million due to the transactional impact of foreign currency.

Given our foreign currency forward exchange contracts outstanding at May 1, 2022, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $110 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

As well, we conduct business in countries that are or have been subject to significant inflation rates. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Beginning in the second quarter of 2022, we will account for our operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate has surpassed 100% and, as a result, the functional currency of our subsidiary in Turkey will change from the Turkish lira to the euro, which is the functional currency of its parent. As of May 1, 2022, monetary assets denominated in Turkish lira represented less than 1% of our total assets. The revenue and net income of our Turkish operations are not material to our results of operations.

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

As a result of this multi-year implementation, we have made certain changes to our processes and procedures, including as a result of the functionality launched to date, which have resulted in changes to our internal control over financial reporting. However, these changes were not material. We expect to continue to make changes as we launch the commercial functionality for additional businesses in future periods. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting for material changes as processes and procedures in the affected areas evolve. For a discussion of risks related to the implementation of new systems and hardware, please see our Information Technology risk factor “We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 30, 2022.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to certain litigations which, in management’s judgment based, in part, on the opinion of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of May 1, 2022.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 31, 2022 -
February 27, 2022	308,884	$98.40	307,700	$192,653,855
February 28, 2022 -
April 3, 2022	495,932	80.50	494,900	152,844,790
April 4, 2022 -
May 1, 2022	459,914	75.93	397,100	1,122,728,147
Total	1,264,730	$83.21	1,199,700	$1,122,728,147

(1) The Company’s Board of Directors has authorized over time since 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026, which includes a $1.0 billion increase in the authorization and a three year extension of the program approved by the Board of Directors on April 11, 2022. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. We suspended share repurchases under our stock repurchase program beginning in March 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, we entered into an amendment to our senior unsecured credit facilities in June 2020, under which share repurchases were not permitted until after the relief period. However, effective June 10, 2021, the relief period was terminated and we were permitted to resume share repurchases.

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2022 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

10.1	Employment Agreement, dated as of February 7, 2022, between PVH Corp. and Zac Coughlin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2022).

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PVH CORP.
Registrant

Dated:	June 9, 2022	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President and Controller (Principal Accounting Officer)