Form 10-Q
period 2022-07-31
PVH CORP. /DE/
filed 2022-09-08
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	July 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of August 30, 2022 was 65,221,219.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the planned cost efficiency action discussed in this Quarterly Report on Form 10-Q, and our 2021 sale of certain intellectual property and other assets of, and exiting from, our Heritage Brands business to focus on our Calvin Klein and Tommy Hilfiger businesses; (iii) we have significant levels of outstanding debt and borrowing capacity and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iv) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being seen globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (v) our ability to manage our growth and inventory; (vi) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vii) the availability and cost of raw materials; (viii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (ix) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Patrol; (x) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores or our stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that has led to our decision to exit from our Russia business, including the closure of our retail stores in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xi) disease epidemics and health-related concerns, such as the ongoing COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, has resulted in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result (or, with respect to the COVID-19 pandemic, could continue to result) in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy, may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands’ value; (xiii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xiv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xv) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvi) the impact of new and revised tax legislation and regulations; and (xvii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 31, 2022 and August 1, 2021	1

Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended July 31, 2022 and August 1, 2021	2

Consolidated Balance Sheets as of July 31, 2022, January 30, 2022 and August 1, 2021	3

Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2022 and August 1, 2021	4

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest for the Twenty-Six Weeks Ended July 31, 2022 and August 1, 2021	5

Notes to Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	54

Item 4 - Controls and Procedures	56

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021
Net sales	$2,031.1	$2,221.5	$4,037.7	$4,202.0
Royalty revenue	78.3	72.9	168.3	150.6
Advertising and other revenue	22.6	18.8	48.7	39.9
Total revenue	2,132.0	2,313.2	4,254.7	4,392.5
Cost of goods sold (exclusive of depreciation and amortization)	912.5	979.6	1,796.5	1,829.8
Gross profit	1,219.5	1,333.6	2,458.2	2,562.7
Selling, general and administrative expenses	1,070.4	1,062.0	2,109.8	2,101.4
Non-service related pension and postretirement income	(3.2)	(3.3)	(6.8)	(7.3)
Equity in net income of unconsolidated affiliates	24.7	4.1	32.1	7.8
Income before interest and taxes	177.0	279.0	387.3	476.4
Interest expense	21.8	27.3	44.8	57.8
Interest income	1.5	1.0	2.7	2.1
Income before taxes	156.7	252.7	345.2	420.7
Income tax expense	41.4	70.9	96.8	139.2
Net income	115.3	181.8	248.4	281.5
Less: Net loss attributable to redeemable non-controlling interest	—	(0.1)	—	(0.3)
Net income attributable to PVH Corp.	$115.3	$181.9	$248.4	$281.8
Basic net income per common share attributable to PVH Corp.	$1.73	$2.55	$3.69	$3.95
Diluted net income per common share attributable to PVH Corp.	$1.72	$2.51	$3.66	$3.89

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021

Net income	$115.3	$181.8	$248.4	$281.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	(92.0)	(58.9)	(223.8)	(65.4)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.8, $6.2, $10.8, and $7.4	5.5	43.3	31.3	51.6
Net gain on net investment hedges, net of tax expense of $9.6, $5.2, $26.2, and $6.7	28.6	16.1	78.8	20.6
Total other comprehensive (loss) income	(57.9)	0.5	(113.7)	6.8
Comprehensive income	57.4	182.3	134.7	288.3
Less: Comprehensive loss attributable to redeemable non-controlling interest	—	(0.1)	—	(0.3)
Comprehensive income attributable to PVH Corp.	$57.4	$182.4	$134.7	$288.6

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	July 31,	January 30,	August 1,
	2022	2022	2021
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$699.3	$1,242.5	$1,152.6
Trade receivables, net of allowances for credit losses of $49.1, $61.9 and $65.8	804.6	745.2	824.1
Other receivables	32.9	20.1	23.1
Inventories, net	1,689.9	1,348.5	1,421.3
Prepaid expenses	207.4	169.0	156.6
Other	150.3	128.4	77.2
Assets held for sale	—	—	99.4
Total Current Assets	3,584.4	3,653.7	3,754.3
Property, Plant and Equipment, net	842.0	906.1	889.4
Operating Lease Right-of-Use Assets	1,230.3	1,349.0	1,476.3
Goodwill	2,694.5	2,828.9	2,920.2
Tradenames	2,647.7	2,722.9	2,783.1
Other Intangibles, net	555.3	584.1	620.5
Other Assets, including deferred taxes of $42.0, $46.1 and $52.4	368.1	352.1	353.5
Total Assets	$11,922.3	$12,396.8	$12,797.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,359.0	$1,220.8	$1,069.5
Accrued expenses	844.9	1,100.8	948.6
Deferred revenue	54.0	44.9	54.9
Current portion of operating lease liabilities	348.2	375.4	407.9
Short-term borrowings	12.2	10.8	19.2
Current portion of long-term debt	38.2	34.8	29.7
Liabilities related to assets held for sale	—	—	1.6
Total Current Liabilities	2,656.5	2,787.5	2,531.4
Long-Term Portion of Operating Lease Liabilities	1,114.2	1,214.4	1,338.9
Long-Term Debt	2,155.5	2,317.6	2,782.5
Other Liabilities, including deferred taxes of $378.2, $373.9 and $477.5	789.7	788.5	1,111.7
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 87,509,778; 87,107,155 and 86,689,204 shares issued	87.5	87.1	86.7
Additional paid-in capital - common stock	3,220.9	3,198.4	3,155.1
Retained earnings	4,806.0	4,562.8	3,895.0
Accumulated other comprehensive loss	(726.4)	(612.7)	(512.3)
Less: 21,906,203; 18,572,482 and 15,248,996 shares of common stock held in treasury, at cost	(2,181.6)	(1,946.8)	(1,591.7)
Total Stockholders’ Equity	5,206.4	5,288.8	5,032.8
Total Liabilities and Stockholders’ Equity	$11,922.3	$12,396.8	$12,797.3

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2022	2021
OPERATING ACTIVITIES
Net income	$248.4	$281.5
Adjustments to reconcile to net cash (used) provided by operating activities:
Depreciation and amortization	152.2	155.9
Equity in net income of unconsolidated affiliates	(32.1)	(7.8)
Deferred taxes	(13.5)	55.9
Stock-based compensation expense	22.8	24.5
Impairment of other long-lived assets	43.6	35.1
Changes in operating assets and liabilities:
Trade receivables, net	(99.2)	(190.9)
Other receivables	(13.3)	2.1
Inventories, net	(415.9)	(56.0)
Accounts payable, accrued expenses and deferred revenue	8.8	3.7
Prepaid expenses	(46.0)	0.3
Other, net	(18.9)	27.9
Net cash (used) provided by operating activities	(163.1)	332.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(108.7)	(110.2)
Proceeds from sale of Karl Lagerfeld investment	19.1	—
Purchases of investments held in rabbi trust	(5.7)	—
Proceeds from investments held in rabbi trust	0.6	—
Net cash used by investing activities	(94.7)	(110.2)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	3.0	18.7
Repayment of 2019 facilities	(13.4)	(707.4)
Net proceeds from settlement of awards under stock plans	0.1	5.3
Cash dividends	(5.2)	—
Acquisition of treasury shares	(237.7)	(12.2)
Payments of finance lease liabilities	(2.2)	(2.8)
Payment of mandatorily redeemable non-controlling interest liability attributable to initial fair value	—	(15.2)
Net cash used by financing activities	(255.4)	(713.6)
Effect of exchange rate changes on cash and cash equivalents	(30.0)	(7.2)
Decrease in cash and cash equivalents	(543.2)	(498.8)
Cash and cash equivalents at beginning of period	1,242.5	1,651.4
Cash and cash equivalents at end of period	$699.3	$1,152.6
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

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest (continued)
Unaudited
(In millions, except share and per share data)

	Twenty-Six Weeks Ended July 31, 2022
		Stockholders’ Equity
			Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 30, 2022	$—	$—	87,107,155	$87.1	$3,198.4	$4,562.8	$(612.7)	$(1,946.8)	$5,288.8
Net income attributable to PVH Corp.						133.1			133.1
Foreign currency translation adjustments							(131.8)		(131.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $9.0							25.8		25.8
Net gain on net investment hedges, net of tax expense of $16.6							50.2		50.2
Comprehensive income attributable to PVH Corp.									77.3
Settlement of awards under stock plans			157,495	0.2	(0.1)				0.1
Stock-based compensation expense					10.1				10.1
Dividends declared ($0.0375 per common share)						(2.6)			(2.6)
Acquisition of 1,264,730 treasury shares								(105.2)	(105.2)
May 1, 2022	$—	$—	87,264,650	$87.3	$3,208.4	$4,693.3	$(668.5)	$(2,052.0)	$5,268.5
Net income attributable to PVH Corp.						115.3			115.3
Foreign currency translation adjustments							(92.0)		(92.0)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.8							5.5		5.5
Net gain on net investment hedges, net of tax expense of $9.6							28.6		28.6
Comprehensive income attributable to PVH Corp.									57.4
Settlement of awards under stock plans			245,128	0.2	(0.2)				—
Stock-based compensation expense					12.7				12.7
Dividends declared ($0.0375 per common share)						(2.6)			(2.6)
Acquisition of 2,068,991 treasury shares								(129.6)	(129.6)
July 31, 2022	$—	$—	87,509,778	$87.5	$3,220.9	$4,806.0	$(726.4)	$(2,181.6)	$5,206.4

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

As of the first day of the second quarter of 2022, the Company is accounting for its operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate has surpassed 100%. Accordingly, the Company changed the functional currency of its subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The remeasurement of monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on the Company’s results of operations in the second quarter of 2022. As of July 31, 2022, net monetary assets denominated in Turkish lira represented less than 1% of the Company’s total net assets.

The Company’s fiscal years are based on the 52-53 week periods ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to the Company’s fiscal year, unless the context requires otherwise.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial information. Accordingly, they do not contain all disclosures required by U.S. GAAP for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2022.

The preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021 are not necessarily indicative of those for a full fiscal year due, in part, to the COVID-19 pandemic and seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

There is significant uncertainty due to supply chain and logistics disruptions and inflationary pressures globally, the war in Ukraine, the COVID-19 pandemic and foreign currency volatility and their impacts on the Company’s business. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

War in Ukraine

As a result of the war in Ukraine, the Company announced in March 2022 that it was temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, the Company made the decision to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. Additionally, while the Company has no direct operations in Ukraine, virtually all of its wholesale customers and franchisees in Ukraine have closed their stores, which has resulted in a reduction in shipments to these customers and canceled orders. Approximately 2% of the Company’s revenue in 2021 was generated in Russia, Belarus and Ukraine. The war also has led to, and may lead to further, broader macroeconomic implications, including the continued weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

The Company assessed the impacts of the war in Ukraine on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to, the allowance for credit losses, inventory reserves, and carrying values of long-lived assets. Based on these assessments, the Company recorded pre-tax noncash impairment charges related to long-lived assets of $43.6 million during the twenty-six weeks ended July 31, 2022. Please see Note 12, “Fair Value Measurements,” for further discussion of the impairments.

There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts on the broader European market, will further impact the Company’s business, financial condition and results of operations in 2022.

COVID-19 Pandemic

The COVID-19 pandemic has had, and continues to have, a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations.

During the first quarter of 2021, pandemic-related pressures on the Company’s stores included temporary closures for a significant percentage of its stores in Europe, Canada and Japan. Pressures on its stores continued throughout 2021, with certain stores in Europe, Japan and Australia temporarily closed for varying periods of time in the second quarter, the majority of its stores in Australia closed temporarily in the third quarter, and the temporary closure of certain stores in Europe and China for varying periods of time in the fourth quarter. Further, a significant percentage of the Company’s stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic.

COVID-related pressures have continued into the first half of 2022, although to a much lesser extent than in the prior year period in all regions except China, as strict lockdowns in China resulted in temporary store closures and reductions in consumer traffic and purchasing, as well as impacted certain warehouses, which resulted in the temporary pause of deliveries to the Company’s wholesale customers and from its digital commerce business.

In addition, the Company’s North America stores have been, and are expected to continue to be, challenged by the lack of international tourists coming to the United States, although to a lesser extent than in 2021. Stores located in international tourist destinations have historically represented a significant portion of this business.

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

2. REVENUE

The Company generates revenue primarily from sales of finished products under its owned trademarks through its wholesale and retail operations. The Company also generates royalty and advertising revenue from licensing rights to its trademarks to third parties. Revenue is recognized upon the transfer of control of products or services to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services.
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
As of July 31, 2022, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $918.1 million, of which the Company expects to recognize $106.0 million as revenue during the remainder of 2022, $256.7 million in 2023 and $555.4 million thereafter.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the twenty-six weeks ended July 31, 2022 and August 1, 2021 were as follows:

	Twenty-Six Weeks Ended
(In millions)	7/31/22	8/1/21
Deferred revenue balance at beginning of period	$44.9	$55.8
Net additions to deferred revenue during the period	45.4	47.2
Reductions in deferred revenue for revenue recognized during the period (1)	(36.3)	(46.5)
Reclassification of deferred revenue to liabilities related to assets held for sale	—	(1.6)	(2)
Deferred revenue balance at end of period	$54.0	$54.9

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $4.0 million and $6.0 million of revenue recognized during the thirteen weeks ended July 31, 2022 and August 1, 2021, respectively.

(2) The Company reclassified $1.6 million of deferred revenue to liabilities related to assets held for sale in the Company’s Consolidated Balance Sheet as of August 1, 2021 in connection with the Heritage Brands transaction. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $13.3 million, $15.0 million and $12.5 million as of July 31, 2022, January 30, 2022 and August 1, 2021, respectively.

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

4. ACQUISITIONS AND DIVESTITURES

Australia Acquisition

The Company acquired in 2019 the approximately 78% ownership interest in Gazal Corporation Limited (“Gazal”) that it did not already own (the “Australia acquisition”).

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

Sale of Certain Heritage Brands Trademarks and Other Assets

The Company entered into a definitive agreement on June 23, 2021 to sell certain of its heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of its Heritage Brands business, to ABG and other parties for $222.9 million in cash. The Company classified the assets and related liabilities as held for sale during the second quarter of 2021 and completed the sale on the first day of the third quarter of 2021.

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

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $164.9 million, $165.3 million and $154.7 million as of July 31, 2022, January 30, 2022 and August 1, 2021, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $16.2 million and $18.8 million from these investments during the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.

The Company entered into a definitive agreement on April 29, 2022 to sell its approximately 8% economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III Apparel Group, Ltd. (the “Karl Lagerfeld transaction”). The Company completed the sale on May 31, 2022 for approximately $20.5 million in cash, subject to customary adjustments, of which $19.1 million was received during the second quarter of 2022 and $1.4 million is being held in escrow and subject to exchange rate fluctuation. The carrying value of the Company’s investment in Karl Lagerfeld was $1.0 million immediately prior to the completion of the sale.

In connection with the closing of the Karl Lagerfeld transaction, the Company recorded a pre-tax gain of $16.1 million during the second quarter of 2022, which reflected (i) the excess of the proceeds over the carrying value of the Karl Lagerfeld investment, less (ii) $3.4 million of foreign currency translation adjustment losses previously recorded in accumulated other comprehensive loss. The gain was included in equity in net income of unconsolidated affiliates in the Company’s Consolidated Statements of Operations, and recorded in corporate expenses not allocated to any reportable segments, consistent with how the Company has historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld.

Please see Note 5, “Investments In Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the Karl Lagerfeld investment.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the twenty-six weeks ended July 31, 2022, by segment (please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 30, 2022
Goodwill, gross	$781.8	$891.5	$203.0	$1,633.9	$105.0	$—	$3,615.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(105.0)	—	(786.3)
Goodwill, net	494.5	497.5	203.0	1,633.9	—	—	2,828.9
Currency translation	—	(13.9)	—	(120.5)	—	—	(134.4)
Balance as of July 31, 2022
Goodwill, gross	781.8	877.6	203.0	1,513.4	105.0	—	3,480.8
Accumulated impairment losses	(287.3)	(394.0)	—	—	(105.0)	—	(786.3)
Goodwill, net	$494.5	$483.6	$203.0	$1,513.4	$—	$—	$2,694.5

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

There have been no significant events or change in circumstances during the twenty-six weeks ended July 31, 2022 that would indicate the remaining carrying amount of the Company’s goodwill and other intangible assets may be impaired as of July 31, 2022.

8. RETIREMENT AND BENEFIT PLANS

The Company, as of July 31, 2022, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who were hired prior to January 1, 2022, and who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/31/22	8/1/21	7/31/22	8/1/21

Service cost	$7.7	$10.1	$15.7	$20.5
Interest cost	6.4	6.2	12.7	12.4
Expected return on plan assets	(10.4)	(11.1)	(20.9)	(22.2)
Special termination benefits	—	0.3	—	0.3
Total	$3.7	$5.5	$7.5	$11.0

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/31/22	8/1/21	7/31/22	8/1/21

Service cost	$0.7	$1.0	$1.3	$2.4
Interest cost	0.8	0.7	1.4	1.6
Special termination benefits	—	0.6	—	0.6
Total	$1.5	$2.3	$2.7	$4.6

The Company provided enhanced retirement benefits to terminated employees during the second quarter of 2021 and as a result recognized $0.9 million of special termination benefit costs with a corresponding increase to its pension benefit obligation.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021.

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

9. DEBT

Short-Term Borrowings

The Company had $12.2 million of borrowings outstanding under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies as of July 31, 2022. The weighted average interest rate on funds borrowed as of July 31, 2022 was 0.16%. These facilities provided for borrowings of up to $187.8 million based on exchange rates in effect on July 31, 2022 and are utilized primarily to fund working capital needs. The maximum amount of borrowings outstanding under these facilities during the twenty-six weeks ended July 31, 2022 was $17.3 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, the Company replaced its 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021, with a 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility matured on April 27, 2022, and was not replaced. The Company paid $0.8 million of debt issuance costs in connection with the 2021 facility, which were amortized over the term of the debt agreement. The Company had no borrowings outstanding under the 2021 facility during the twenty-six weeks ended July 31, 2022.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	7/31/22	1/30/22	8/1/21

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$457.8	$513.5	$891.2
7 3/4% debentures due 2023	99.9	99.8	99.8
3 5/8% senior unsecured euro notes due 2024 (2)	532.5	580.8	619.2
4 5/8% senior unsecured notes due 2025	496.4	495.7	495.1
3 1/8% senior unsecured euro notes due 2027 (2)	607.1	662.6	706.9
Total	2,193.7	2,352.4	2,812.2
Less: Current portion of long-term debt	38.2	34.8	29.7
Long-term debt	$2,155.5	$2,317.6	$2,782.5

(1) The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was zero and €450.0 million, respectively, as of July 31, 2022.

(2) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of July 31, 2022, January 30, 2022 and August 1, 2021.

The Company’s mandatory long-term debt repayments for the remainder of 2022 through 2027 were as follows as of July 31, 2022:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2022	$19.1
2023	138.2
2024	936.9
2025	500.0
2026	—
2027	611.9

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2022 through 2027 exceed the total carrying amount of the Company’s debt as of July 31, 2022 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of July 31, 2022, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company had loans outstanding of $457.8 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility, no borrowings outstanding under the senior unsecured revolving credit facilities, and $12.0 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of July 31, 2022.

The Company made payments totaling $13.4 million and $707.4 million on its term loans under the 2019 facilities during the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.

The current applicable margin with respect to the Euro TLA facility and each revolving credit facility as of July 31, 2022 was 1.250% for adjusted Eurocurrency rate loans and 0.250% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the Euro TLA facility and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the twenty-six weeks ended August 1, 2021 (no interest rate swap agreements were entered into or in effect during the twenty-six weeks ended July 31, 2022):

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of July 31, 2022		Fixed Rate	Expiration Date
March 2020	February 2021	$50.0	$—	(1)	0.562%	February 2023
February 2020	February 2021	50.0	—	(1)	1.1625%	February 2023
February 2020	February 2020	50.0	—	(1)	1.2575%	February 2023
August 2019	February 2020	50.0	—	(1)	1.1975%	February 2022
June 2019	February 2020	50.0	—	(1)	1.409%	February 2022
June 2019	June 2019	50.0	—		1.719%	July 2021
January 2019	February 2020	50.0	—		2.4187%	February 2021
November 2018	February 2019	139.2	—		2.8645%	February 2021
October 2018	February 2019	115.7	—		2.9975%	February 2021
June 2018	August 2018	50.0	—		2.6825%	February 2021

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of July 31, 2022, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit outside of its 2019 facilities primarily to collateralize the Company’s insurance and lease obligations. The Company had $58.8 million of these standby letters of credit outstanding as of July 31, 2022.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended July 31, 2022 and August 1, 2021 were 26.4% and 28.1%, respectively. The effective income tax rate for the thirteen weeks ended July 31, 2022 reflected a $41.4 million income tax expense recorded on $156.7 million of pre-tax income. The effective income tax rate for the thirteen weeks ended August 1, 2021 reflected a $70.9 million income tax expense recorded on $252.7 million of pre-tax income.
The effective income tax rates for the twenty-six weeks ended July 31, 2022 and August 1, 2021 were 28.0% and 33.1%, respectively. The effective income tax rate for the twenty-six weeks ended July 31, 2022 reflected a $96.8 million income tax expense recorded on $345.2 million of pre-tax income. The effective income tax rate for the twenty-six weeks ended August 1, 2021 reflected a $139.2 million income tax expense recorded on $420.7 million of pre-tax income.
The effective income tax rates for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021 were higher than the United States statutory income tax rate primarily due to the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and the mix of foreign and domestic pre-tax results.

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

The Company also has exposure to interest rate volatility related to its 2019 facilities borrowings, which bear interest at a rate equal to an applicable margin plus a variable rate. The Company from time to time enters into interest rate swap agreements to hedge against a portion of the exposure related to its term loans under the 2019 facilities. No interest rate swap agreements were outstanding as of July 31, 2022 and January 30, 2022. As of July 31, 2022, approximately 80% of the Company’s long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable rate. Please see Note 9, “Debt,” for further discussion of the 2019 facilities and these agreements.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,147.8 million and $1,139.6 million, respectively, as of July 31, 2022, $1,361.7 million and $1,243.4 million, respectively, as of January 30, 2022 and $1,500.5 million and $1,326.1 million, respectively, as of August 1, 2021. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	7/31/22		1/30/22		8/1/21		7/31/22		1/30/22		8/1/21
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$84.5	$2.5	$48.0	$2.7	$13.5	$0.8	$1.1	$0.1	$0.6	$—	$4.0	$0.1
Interest rate swap agreements	—	—	—	—	—	—	—	—	—	—	2.0	0.7
Total contracts designated as cash flow hedges	84.5	2.5	48.0	2.7	13.5	0.8	1.1	0.1	0.6	—	6.0	0.8
Undesignated contracts:
Foreign currency forward exchange contracts	6.7	—	5.6	—	4.0	—	1.5	—	1.1	—	0.6	—
Total	$91.2	$2.5	$53.6	$2.7	$17.5	$0.8	$2.6	$0.1	$1.7	$—	$6.6	$0.8

The notional amount outstanding of foreign currency forward exchange contracts was $1,400.6 million at July 31, 2022. Such contracts expire principally between August 2022 and January 2024.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)

Thirteen Weeks Ended	7/31/22	8/1/21
Foreign currency forward exchange contracts (inventory purchases)	$12.5	$54.6
Interest rate swap agreements	—	(0.1)
Foreign currency borrowings (net investment hedges)	38.2	21.3
Total	$50.7	$75.8

Twenty-Six Weeks Ended	7/31/22	8/1/21
Foreign currency forward exchange contracts (inventory purchases)	$45.8	$64.8
Interest rate swap agreements	—	0.1
Foreign currency borrowings (net investment hedges)	105.0	27.3
Total	$150.8	$92.2

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	7/31/22	8/1/21		7/31/22	8/1/21
Foreign currency forward exchange contracts (inventory purchases)	$5.2	$5.8	Cost of goods sold	$912.5	$979.6
Interest rate swap agreements	—	(0.8)	Interest expense	21.8	27.3
Total	$5.2	$5.0

Twenty-Six Weeks Ended	7/31/22	8/1/21		7/31/22	8/1/21
Foreign currency forward exchange contracts (inventory purchases)	$3.7	$7.8	Cost of goods sold	$1,796.5	$1,829.8
Interest rate swap agreements	—	(1.9)	Interest expense	44.8	57.8
Total	$3.7	$5.9

A net gain in AOCL on foreign currency forward exchange contracts at July 31, 2022 of $91.3 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain (Loss) Recognized in Income (Expense)
Thirteen Weeks Ended	7/31/22	8/1/21
Foreign currency forward exchange contracts	$12.5	$1.4

Twenty-Six Weeks Ended	7/31/22	8/1/21
Foreign currency forward exchange contracts	$26.6	$(2.2)

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of July 31, 2022.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	7/31/22				1/30/22				8/1/21
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$93.7	N/A	$93.7	N/A	$56.3	N/A	$56.3	N/A	$18.3	N/A	$18.3
Rabbi trust assets	0.6	4.5	N/A	5.1	—	0.3	N/A	0.3	N/A	N/A	N/A	N/A
Total Assets	$0.6	$98.2	N/A	$98.8	$—	$56.6	N/A	$56.6	N/A	$18.3	N/A	$18.3

Liabilities:
Foreign currency forward exchange contracts	N/A	$2.7	N/A	$2.7	N/A	$1.7	N/A	$1.7	N/A	$4.7	N/A	$4.7
Interest rate swap agreements	N/A	—	N/A	—	N/A	—	N/A	—	N/A	2.7	N/A	2.7
Total Liabilities	N/A	$2.7	N/A	$2.7	N/A	$1.7	N/A	$1.7	N/A	$7.4	N/A	$7.4

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

The Company established a rabbi trust that, beginning January 1, 2022, holds investments related to the Company’s supplemental savings plan. The rabbi trust assets, which generally mirror the investment elections made by eligible plan participants, were $5.1 million and $0.3 million as of July 31, 2022 and January 30, 2022, respectively, and recorded in the Company’s Consolidated Balance Sheets as follows: $0.1 million and $5.0 million were included in other current assets and other assets, respectively, as of July 31, 2022, and $0.3 million was included in other assets as of January 30, 2022. The corresponding deferred compensation liability was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets as of July 31, 2022 and January 30, 2022. Unrealized losses recognized on the rabbi trust investments were immaterial during the twenty-six weeks ended July 31, 2022.

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

The following table shows the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the twenty-six weeks ended July 31, 2022 and August 1, 2021, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
7/31/22	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$—	$—	$26.4
Property, plant and equipment, net	N/A	N/A	—	—	17.2

8/1/21
Operating lease right-of-use assets	N/A	N/A	—	—	17.8
Property, plant and equipment, net	N/A	N/A	—	—	17.3

Operating lease right-of-use assets with a carrying amount of $26.4 million and property, plant and equipment with a carrying amount of $17.2 million were written down to a fair value of zero during the twenty-six weeks ended July 31, 2022 in connection with the Company’s decision in the second quarter of 2022 to exit from its Russia business. Please see Note 16, “Exit Activity Costs,” for further discussion of the Russia business exit costs. Fair value of the Company’s operating lease right-of-use assets and property, plant and equipment were determined to be zero in line with the Company’s estimated future cash flows for the Russia business asset group.

The $43.6 million of impairment charges during the twenty-six weeks ended July 31, 2022 were included in SG&A expenses in the Company’s Consolidated Statement of Operations and recorded to the Company’s segments as follows: $33.7 million in the Tommy Hilfiger International segment and $9.9 million in the Calvin Klein International segment.

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

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	7/31/22		1/30/22		8/1/21
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$699.3	$699.3	$1,242.5	$1,242.5	$1,152.6	$1,152.6
Short-term borrowings	12.2	12.2	10.8	10.8	19.2	19.2
Long-term debt (including portion classified as current)	2,193.7	2,210.9	2,352.4	2,522.4	2,812.2	3,066.2

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

The Company may grant the following types of incentive awards under the Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; (vii) performance share units (“PSUs”); and (viii) other stock-based awards. Each award granted under the Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines. Awards granted under the Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets. When estimating the grant date fair value of stock-based awards, the Company considers whether an adjustment is required to the closing price or the expected volatility of its common stock on the date of grant when the Company is in possession of material non-public information. No such adjustments were made to the grant date fair value of awards granted during the twenty-six weeks ended July 31, 2022.

Through July 31, 2022, the Company has granted under the Plan (i) service-based non-qualified stock options, referred to as “stock options” below, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There were no shares of restricted stock or contingently issuable RSUs outstanding as of July 31, 2022.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares.

Net income for the twenty-six weeks ended July 31, 2022 and August 1, 2021 included $22.8 million and $24.5 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $3.0 million and $3.4 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions during the twenty-six weeks ended July 31, 2022 and August 1, 2021 were $3.1 million and $4.7 million, respectively. The tax benefits realized included discrete net excess tax (deficiencies) benefits of $(1.5) million and $0.1 million recognized in the Company’s provision for income taxes during the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the twenty-six weeks ended July 31, 2022 and August 1, 2021 and the resulting weighted average grant date fair value per stock option:

	7/31/22	8/1/21
Weighted average risk-free interest rate	2.50%	1.24%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	47.34%	47.58%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$34.27	$48.28

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the stock options granted during the twenty-six weeks ended August 1, 2021 was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 15, “Stockholders' Equity,” for further discussion of dividends on the Company’s common stock.

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Stock option activity for the twenty-six weeks ended July 31, 2022 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at January 30, 2022	688	$103.40
Granted	134	71.51
Exercised	—	—
Forfeited / Expired	67	99.63
Outstanding at July 31, 2022	755	$98.06
Exercisable at July 31, 2022	505	$109.12

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

RSU activity for the twenty-six weeks ended July 31, 2022 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 30, 2022	1,176	$88.09
Granted	696	71.08
Vested	295	101.54
Forfeited	90	87.20
Non-vested at July 31, 2022	1,487	$77.51

PSUs

Contingently issuable PSUs granted to employees generally vest three years after the date of grant, subject to the satisfaction of performance conditions. The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the second quarters of 2022 and 2021. The final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which (i) 50% is based upon the cumulative amount of the Company’s consolidated earnings before interest and taxes (“EBIT”) during a three-year performance period beginning with the fiscal year of grant for the awards granted in 2022 and EBIT for fiscal 2021 for the awards granted in 2021, and (ii) 50% is based upon the Company’s total shareholder return (“TSR”) during a three-year performance period from the grant date relative to a pre-established group of industry peers (which is substantially identical for grants in both years). For these awards, the Company records expense ratably over the three-year service period, with expense determined as follows: (i) EBIT-based portion of the awards – based on the grant date fair value per share and the Company’s current expectations of the probable number of shares that will ultimately be issued and (ii) TSR-based portion of the awards – based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions. The grant date fair value of the awards granted was established as follows: (i) EBIT-based portion of the awards – based on the closing price of the Company’s common stock reduced for the present value of any dividends expected to be paid on the Company’s common stock during the three-year service period, as these contingently issuable PSUs do not accrue dividends and (ii) TSR-based portion of the awards – using the Monte Carlo simulation model. For the EBIT-based portion of the awards granted in the second quarter of 2021, the applicable performance period ended in the fourth quarter of 2021 and the maximum level of performance was achieved. These shares will vest and be paid out subject to and following the completion of the three-year service period.

The Company also granted contingently issuable PSUs to certain of the Company’s senior executives during 2019 and 2020, subject to a three-year performance period from the applicable grant date. For these awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which (i) 50% is based upon the Company’s absolute stock price growth during the applicable performance period and (ii) 50% is based upon the Company’s TSR during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For these awards, the Company records expense ratably over the three-year service period based on the grant date fair value of the awards regardless of whether the market condition is satisfied because the awards are subject to market conditions. The grant date fair value of the awards granted was established for each grant using the Monte Carlo simulation model. For awards granted in 2019, the three-year performance period ended during either the first or second quarter of 2022 and holders of the awards did not earn any shares since the market conditions were not satisfied.

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the twenty-six weeks ended July 31, 2022 and August 1, 2021 and the resulting weighted average grant date fair value:

	7/31/22	8/1/21
Weighted average risk-free interest rate	2.91%	0.33%
Weighted average Company volatility	64.02%	60.69%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$103.36	$159.29

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for the term corresponding to the three-year performance period. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the three-year performance period. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the PSUs granted during the twenty-six weeks ended August 1, 2021 was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 15, “Stockholders' Equity,” for further discussion of dividends on the Company’s common stock.

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 6.90% in 2022 and 8.40% in 2021 for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the twenty-six weeks ended July 31, 2022 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 30, 2022	248	$93.15
Granted	72	87.16
Reduction due to market conditions not satisfied	67	118.28
Vested	—	—
Forfeited	2	77.54
Non-vested at July 31, 2022	251	$84.98

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the twenty-six weeks ended July 31, 2022 and August 1, 2021:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain on effective cash flow hedges	Total
Balance, January 30, 2022	$(665.9)		$53.2	$(612.7)
Other comprehensive (loss) income before reclassifications	(148.4)	(1)(2)	33.9	(114.5)
Less: Amounts reclassified from AOCL	(3.4)	(3)	2.6	(0.8)
Other comprehensive (loss) income	(145.0)		31.3	(113.7)
Balance, July 31, 2022	$(810.9)		$84.5	$(726.4)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 31, 2021	$(481.6)		$(37.5)	$(519.1)
Other comprehensive (loss) income before reclassifications	(44.8)	(1)(2)	58.5	13.7
Less: Amounts reclassified from AOCL	—		6.9	6.9
Other comprehensive (loss) income	(44.8)		51.6	6.8
Balance, August 1, 2021	$(526.4)		$14.1	$(512.3)

(1) Foreign currency translation adjustments included a net gain on net investment hedges of $78.8 million and $20.6 million during the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

(3) Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

The following table presents reclassifications from AOCL to earnings for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021:

	Amount Reclassified from AOCL						Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(In millions)	7/31/22		8/1/21	7/31/22		8/1/21
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$5.2		$5.8	$3.7		$7.8	Cost of goods sold
Interest rate swap agreements	—		(0.8)	—		(1.9)	Interest expense
Less: Tax effect	1.4		(0.5)	1.1		(1.0)	Income tax expense
Total, net of tax	$3.8		$5.5	$2.6		$6.9

Foreign currency translation adjustments:
Karl Lagerfeld transaction	$(3.4)	(1)	$—	$(3.4)	(1)	$—	Equity in net income of unconsolidated affiliates
Less: Tax effect	—		—	—		—	Income tax expense
Total, net of tax	$(3.4)		$—	$(3.4)		$—

(1) Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

15. STOCKHOLDERS’ EQUITY

Acquisition of Treasury Shares

The Company’s Board of Directors has authorized over time since 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program at any time, without prior notice.

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

The Company did not purchase any of its common stock under the program during the twenty-six weeks ended August 1, 2021, following termination of the relief period in June 2021. During the twenty-six weeks ended July 31, 2022, the Company purchased 3.2 million shares of its common stock under the program in open market transactions for $224.4 million. As of July 31, 2022, the repurchased shares were held as treasury stock and $998.5 million of the authorization remained available for future share repurchases.

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

The Company did not declare or pay any dividends on its common stock during the twenty-six weeks ended August 1, 2021, following termination of the relief period in June 2021. The Company declared and paid $5.2 million of dividends on its common stock during the twenty-six weeks ended July 31, 2022, including a $0.0375 per share dividend paid on each of March 30, 2022 and June 29, 2022 to its common stockholders of record on March 11, 2022 and June 8, 2022, respectively.

16. EXIT ACTIVITY COSTS

Russia Business Exit Costs

As a result of the war in Ukraine, the Company made the decision in the second quarter of 2022 to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. In connection with this exit, the Company recorded pre-tax costs during the thirteen and twenty-six weeks ended July 31, 2022 as shown in the following table. All expected costs related to the exit from the Russia business were incurred during the thirteen and twenty-six weeks ended July 31, 2022.

(In millions)	Costs Incurred During the Thirteen and Twenty-Six Weeks Ended 7/31/22
Severance, termination benefits and other employee costs	$2.1
Long-lived asset impairments	43.6
Contract termination and other costs	4.8
Total	$50.5

Of the charges incurred during the thirteen and twenty-six weeks ended July 31, 2022, $36.7 million relate to SG&A expenses of the Tommy Hilfiger International segment and $13.8 million relate to SG&A expenses of the Calvin Klein International segment. Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 12, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during the thirteen and twenty-six weeks ended July 31, 2022.

The liabilities at July 31, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During the Twenty-Six Weeks Ended 7/31/22	Costs Paid During the Twenty-Six Weeks Ended 7/31/22	Liability at 7/31/22
Severance, termination benefits and other employee costs	$—	$2.1	$—	$2.1
Contract termination and other costs	—	4.8	—	4.8
Total	$—	$6.9	$—	$6.9

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

(In millions)	Costs Incurred During the Thirteen Weeks Ended 8/1/21	Costs Incurred During the Twenty-Six Weeks Ended 8/1/21	Cumulative Costs Incurred
Severance, termination benefits and other employee costs	$1.0	$13.2	$15.7
Long-lived asset impairments	—	28.1	28.1
Contract termination and other costs	0.8	3.8	3.8
Total	$1.8	$45.1	$47.6

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

The liabilities at July 31, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During the Twenty-Six Weeks Ended 7/31/22	Costs Paid During the Twenty-Six Weeks Ended 7/31/22	Liability at 7/31/22
Severance, termination benefits and other employee costs	$6.2	$—	$2.2	$4.0

Heritage Brands Retail Exit Costs

The Company announced on July 14, 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including the exit from its Heritage Brands Retail business, which consisted of 162 directly operated stores in North America and was substantially completed in the second quarter of 2021. In connection with the exit from the Heritage Brands Retail business, the Company recorded pre-tax costs during the thirteen and twenty-six weeks ended August 1, 2021 and recorded total cumulative costs during 2020 and 2021 as shown in the table below. All expected costs related to the exit from the Heritage Brands Retail business were incurred by the end of 2021.

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

The liabilities at July 31, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During the Twenty-Six Weeks Ended 7/31/22	Costs Paid During the Twenty-Six Weeks Ended 7/31/22	Liability at 7/31/22
Severance, termination benefits and other employee costs	$3.5	$—	$3.1	$0.4
Contract termination and other costs	2.4	—	2.4	—
Total	$5.9	$—	$5.5	$0.4

17. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions, except per share data)	7/31/22	8/1/21	7/31/22	8/1/21

Net income attributable to PVH Corp.	$115.3	$181.9	$248.4	$281.8

Weighted average common shares outstanding for basic net income per common share	66.6	71.4	67.3	71.3
Weighted average impact of dilutive securities	0.4	1.1	0.6	1.1
Total shares for diluted net income per common share	67.0	72.5	67.9	72.4

Basic net income per common share attributable to PVH Corp.	$1.73	$2.55	$3.69	$3.95

Diluted net income per common share attributable to PVH Corp.	$1.72	$2.51	$3.66	$3.89

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/31/22	8/1/21	7/31/22	8/1/21

Weighted average potentially dilutive securities	1.8	0.7	1.4	0.7

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of July 31, 2022 and August 1, 2021 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.4 million and 0.2 million as of July 31, 2022 and August 1, 2021, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash Investing and Financing Transactions

Omitted from the Company’s Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2022 and August 1, 2021 were capital expenditures related to property, plant and equipment of $43.7 million and $22.7 million, respectively, that were accrued and not yet paid as of the end of the respective periods.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the twenty-six weeks ended July 31, 2022 were $3.1 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the period.

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

Lease Transactions

Supplemental cash flow information related to leases was as follows:

	Twenty-Six Weeks Ended
(In millions)	7/31/22	8/1/21
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$237.0	$242.7
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	2.2	2.8
Noncash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	144.0	147.8
Right-of-use assets obtained in exchange for new finance lease liabilities	3.9	2.5

The Company has sought concessions from landlords for certain of its stores affected by temporary closures as a result of the COVID-19 pandemic in the form of rent deferrals or rent abatements. Consistent with updated guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2020, the Company elected to treat COVID-19 related rent concessions as though enforceable rights and obligations for those concessions existed in the original contract. As such, rent abatements negotiated with landlords are recorded as a reduction to variable lease expense included in SG&A expenses in the Company’s Consolidated Statements of Operations. The Company recorded $1.6 million and $2.4 million of rent abatements during the thirteen and twenty-six weeks ended July 31, 2022, respectively. The Company recorded $12.1 million and $20.6 million of rent abatements during the thirteen and twenty-six weeks ended August 1, 2021, respectively. Rent deferrals have no impact to lease expense and amounts deferred and payable in future periods are included in the current portion of operating lease liabilities in the Company’s Consolidated Balance Sheets.

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

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear LLC (“PVH Legwear”) affiliate relating to each affiliate’s Tommy Hilfiger business.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe, Asia and Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia and Australia, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Brazil and its unconsolidated affiliate in India relating to each affiliate’s Tommy Hilfiger business.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in the United States and Canada, primarily to warehouse clubs, department and specialty stores, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii)

operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Calvin Klein brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s Calvin Klein business.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers in North America of (i) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; (ii) men’s dress shirts and neckwear under various licensed brand names; and (iii) men’s sportswear, bottoms and outerwear principally under the Van Heusen, IZOD and ARROW trademarks until August 2, 2021, when the Company completed the Heritage Brands transaction. This segment also derived revenue from Company operated digital commerce sites in the United States for Van Heusen and IZOD, which ceased operations during the third quarter of 2021 in connection with the Heritage Brands transaction. In addition, this segment derives revenue from the Heritage Brands business in Australia. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s business under various owned and licensed brand names.

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

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	7/31/22	(1)	8/1/21	(1)	7/31/22	(1)	8/1/21	(1)
Revenue – Tommy Hilfiger North America
Net sales	$288.2		$273.9		$523.7		$478.6
Royalty revenue	17.1		15.4		37.9		33.0
Advertising and other revenue	4.2		3.6		9.4		8.1
Total	309.5		292.9		571.0		519.7

Revenue – Tommy Hilfiger International
Net sales	749.5		826.3		1,539.8		1,636.3
Royalty revenue	14.9		13.1		29.4		26.0
Advertising and other revenue	4.6		3.2		9.2		7.2
Total	769.0		842.6		1,578.4		1,669.5

Revenue – Calvin Klein North America
Net sales	301.0		311.0		557.9		517.0
Royalty revenue	34.2		28.6		76.4		60.3
Advertising and other revenue	11.5		9.5		25.5		20.0
Total	346.7		349.1		659.8		597.3

Revenue – Calvin Klein International
Net sales	549.2		560.6		1,107.8		1,085.6
Royalty revenue	11.9		11.0		24.2		21.5
Advertising and other revenue	2.2		1.7		4.4		3.2
Total	563.3		573.3		1,136.4		1,110.3

Revenue – Heritage Brands Wholesale
Net sales	143.2		217.7		308.5		408.9
Royalty revenue	0.2		4.8		0.4		9.8
Advertising and other revenue	0.1		0.8		0.2		1.4
Total	143.5		223.3		309.1		420.1

Revenue – Heritage Brands Retail
Net sales	—		32.0		—		75.6
Royalty revenue	—		—		—		—
Advertising and other revenue	—		—		—		—
Total	—		32.0		—		75.6

Total Revenue
Net sales	2,031.1		2,221.5		4,037.7		4,202.0
Royalty revenue	78.3		72.9		168.3		150.6
Advertising and other revenue	22.6		18.8		48.7		39.9
Total	$2,132.0		$2,313.2		$4,254.7		$4,392.5

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/31/22	8/1/21	7/31/22	8/1/21
Wholesale net sales	$1,073.8	$1,211.3	$2,309.1	$2,447.9

Owned and operated retail stores	784.5	828.1	1,403.2	1,394.6
Owned and operated digital commerce sites	172.8	182.1	325.4	359.5
Retail net sales	957.3	1,010.2	1,728.6	1,754.1
Net sales	2,031.1	2,221.5	4,037.7	4,202.0

Royalty revenue	78.3	72.9	168.3	150.6
Advertising and other revenue	22.6	18.8	48.7	39.9
Total	$2,132.0	$2,313.2	$4,254.7	$4,392.5

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	7/31/22	(1)	8/1/21	(1)	7/31/22	(1)	8/1/21	(1)
(Loss) income before interest and taxes – Tommy Hilfiger North America	$(1.9)		$24.7		$(14.9)		$19.6	(6)

Income before interest and taxes – Tommy Hilfiger International	88.5	(4)	164.8		227.9	(4)	332.1	(6)

Income before interest and taxes – Calvin Klein North America	21.9		39.7		33.6		38.9	(6)

Income before interest and taxes – Calvin Klein International	78.4	(4)	98.9		175.5	(4)	195.3	(6)

Income before interest and taxes – Heritage Brands Wholesale	13.4		22.2		30.2		43.4

Loss before interest and taxes – Heritage Brands Retail	—		(20.6)	(5)	—		(33.9)	(5)

Loss before interest and taxes – Corporate(2)	(23.3)	(3)	(50.7)		(65.0)	(3)	(119.0)	(6)

Income before interest and taxes	$177.0		$279.0		$387.3		$476.4

(1) Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Includes corporate expenses not allocated to any reportable segments, the results of PVH Ethiopia (through the closure of the Ethiopia factory in the fourth quarter of 2021) and the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld after the Company resumed the equity method of accounting for its investment in the fourth quarter of 2021 and until the closing of the Karl Lagerfeld transaction on May 31, 2022. Please see Note 5, “Redeemable Non-Controlling Interest,” for further discussion of PVH Ethiopia and Note 6, “Investments in Unconsolidated Affiliates,” for further discussion of the Company’s investment in Karl Lagerfeld. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans (which are generally recorded in the fourth quarter).

(3) Loss before interest and taxes for the thirteen and twenty-six weeks ended July 31, 2022 included a gain of $16.1 million in connection with the Karl Lagerfeld transaction. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

(4) Income before interest and taxes for the thirteen and twenty-six weeks ended July 31, 2022 included costs of $50.5 million incurred in connection with the Company’s decision to exit from its Russia business, principally consisting of noncash asset impairments. Such costs were included in the Company’s segments as follows: $36.7 million in Tommy Hilfiger

International and $13.8 million in Calvin Klein International. Please see Note 16, “Exit Activity Costs,” for further discussion.

(5) Loss before interest and taxes for the thirteen and twenty-six weeks ended August 1, 2021 included costs and operating losses associated with the wind down of the Heritage Brands Retail business that was substantially completed in the second quarter of 2021. Please see Note 16, “Exit Activity Costs,” for further discussion.

(6) Income (loss) before interest and taxes for the twenty-six weeks ended August 1, 2021 included costs of $45.1 million incurred in connection with actions to streamline the Company’s organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, consisting of noncash asset impairments, severance, and contract termination and other costs. Such costs were included in the Company’s segments as follows: $1.7 million in Tommy Hilfiger North America, $7.1 million in Tommy Hilfiger International, $2.1 million in Calvin Klein North America, $5.7 million in Calvin Klein International and $28.5 million in corporate expenses not allocated to any reportable segments. Please see Note 16, “Exit Activity Costs,” for further discussion.
Intersegment transactions, which primarily consist of transfers of inventory, are not material.

20. GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of July 31, 2022 was approximately $9.4 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of July 31, 2022, January 30, 2022 and August 1, 2021.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of July 31, 2022 was approximately $4.6 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2025 and 2028. The liability for these guarantee obligations was immaterial as of July 31, 2022, January 30, 2022 and August 1, 2021.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

21. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The FASB issued in November 2021 an update to accounting guidance requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (i) the types of transactions, (ii) the accounting for those transactions, and (iii) the effect of those transactions on an entity’s financial statements. The Company adopted the update in the first quarter of 2022 using the prospective approach. The adoption of the update did not have any impact on the Company’s consolidated financial statements footnote disclosures as the amount of government assistance recorded in the Company’s consolidated financial statements as of and for the twenty-six weeks ended July 31, 2022 was immaterial.

Accounting Guidance Issued But Not Adopted as of July 31, 2022

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

22. OTHER COMMENTS

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended July 31, 2022 totaled $82.0 million and $166.8 million, respectively. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended August 1, 2021 totaled $81.1 million and $164.0 million, respectively.

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $49.1 million, $61.9 million and $65.8 million as of July 31, 2022, January 30, 2022 and August 1, 2021, respectively.

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

We are one of the largest global apparel companies in the world with a history going back over 140 years and have been listed on the New York Stock Exchange for over 100 years. We manage a portfolio of iconic brands, including TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen, IZOD, ARROW and Geoffrey Beene, which we owned through the second quarter of 2021 and now license back for certain product categories, and other licensed brands. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer differentiated products to a broad range of consumers, reducing our reliance on any one demographic group, product category, price point, distribution channel or region. We also license the use of our trademarks to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

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

PVH+ Plan Cost Efficiency Action

In line with the fifth growth driver of the PVH+ Plan – drive efficiencies and invest in growth – we are taking steps to streamline our organization and simplify our ways of working. We plan to reduce people costs in our global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement. We expect these reductions will generate annual cost savings of over $100 million, net of continued strategic people investments.

RESULTS OF OPERATIONS

War in Ukraine

As a result of the war in Ukraine, we announced in March 2022 that we were temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, we made the decision to exit from our Russia business, including the closure of our retail stores in Russia and the cessation of our wholesale operations in Russia and Belarus. Additionally, while we have no direct operations in Ukraine, virtually all of our wholesale customers and franchisees in Ukraine have closed their stores, which has resulted in a reduction in shipments to these customers and canceled orders.

We recorded pre-tax costs of $50 million in the second quarter of 2022 in connection with our decision to exit from the Russia business, consisting of (i) $44 million of noncash asset impairments, (ii) $5 million of contract termination and other costs and (iii) $2 million of severance. Please see Note 16, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

In addition, our revenue in the thirteen and twenty-six weeks ended July 31, 2022 reflected a reduction of approximately $35 million and $55 million respectively, as compared to the prior year periods, as a result of the war in Ukraine. Our net income in the thirteen and twenty-six weeks ended July 31, 2022 also reflected a reduction of approximately $12 million and $19 million, respectively, apart from the $50 million of pre-tax costs discussed above, as well as the related tax impact, as compared to the prior year periods. We currently expect the impact of the war in Ukraine will have a negative impact on our full year 2022 revenue of approximately $140 million, or 2%, and on our full year 2022 net income of approximately $45 million, apart from the $50 million of pre-tax costs discussed above. Approximately 2% of our revenue in 2021 was generated in Russia, Belarus and Ukraine.

The war also has led to, and may lead to further, broader macroeconomic implications, including the continued weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending. There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts on the broader European market, will impact our business, financial condition and results of operations for the full year 2022 and beyond.

Inflationary Pressures

Inflationary pressures have negatively impacted our revenue and earnings in the first half of 2022 and are expected to continue to negatively impact our revenue and earnings for the remainder of the year, including (i) increased costs of labor, raw materials and freight and (ii) beginning in the latter half of the second quarter, a slowdown in consumer demand for our products that we expect to continue into the second half of 2022.

We implemented price increases in certain regions and for certain product categories in the first half of 2022 to mitigate the higher costs. We currently plan to implement further price increases in the second half of 2022. However, the extent to which we will be able to implement further price increases in the future may be limited, particularly as inflationary pressures have slowed consumer demand for our products in the latter half of the second quarter. We expect this trend to continue into the second half of 2022, as consumers reduce discretionary spend and certain of our wholesale customers take a more cautious approach, particularly in North America and to a lesser extent in Europe. We also expect a more promotional environment, particularly in our North America wholesale business, due to elevated inventory levels industry-wide compared to consumer demand in the region. Inflation did not have a significant impact on our results of operations in 2021.

COVID-19 Pandemic Update

The COVID-19 pandemic has had, and may continue to have, a significant impact on our business, results of operations, financial condition and cash flows from operations.

Our stores have been and continue to be impacted by temporary closures and reduced hours as a result of the pandemic. During the first quarter of 2021, pandemic-related pressures on our stores included temporary closures for a significant percentage of our stores in Europe, Canada and Japan. Pressures on our stores continued throughout 2021, with certain stores in Europe, Japan and Australia temporarily closed for varying periods of time in the second quarter, the majority of our stores in Australia closed temporarily in the third quarter, and the temporary closure of certain stores in Europe and China for varying periods of time in the fourth quarter. Further, a significant percentage of our stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic.

COVID-related pressures have continued into the first half of 2022, although to a much lesser extent than in the prior year period in all regions except China, as strict lockdowns in China resulted in temporary store closures and reductions in consumer traffic and purchasing, as well as impacted certain warehouses, which resulted in the temporary pause of deliveries to our wholesale customers and from our digital commerce businesses.

In addition, our North America stores have been, and are expected to continue to be, challenged by the lack of international tourists coming to the United States, although to a lesser extent than in 2021. Stores located in international tourist destinations have historically represented a significant portion of this business.

Our brick and mortar wholesale customers and our licensing partners also have experienced significant business disruptions as a result of the pandemic. Our wholesale customers and franchisees globally generally have experienced temporary store closures and operating restrictions and obstacles in the same countries and at the same times as us.

Our digital channels, which have historically represented a less significant portion of our overall business, experienced exceptionally strong growth during 2020 and into the first quarter of 2021, both with respect to sales to our traditional and pure play wholesale customers, as well as within our own directly operated digital commerce businesses across all brand businesses and regions. Digital growth was less pronounced during the remainder of 2021 as stores reopened and capacity restrictions lessened. We currently expect sales through our digital channels to be relatively flat in 2022 compared to 2021, inclusive of a negative impact of approximately 10% related to foreign currency translation, with digital penetration as a percentage of total revenue expected to remain consistent with 2021 at approximately 25%.

In addition, the pandemic has impacted, and continues to impact, our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The ongoing vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries has delayed and could continue to delay product orders and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions have impacted, and continue to impact, our inventory levels, including in-transit goods, which currently remain elevated as compared to 2021, and our sales volumes. We have incurred beginning in the second half of 2021 and throughout the first half of 2022, higher air freight and other logistics costs in connection with these disruptions. To mitigate the ongoing supply chain and logistics disruptions, we have increased our core product inventory levels. We continue to monitor these delays and other potential disruptions in our supply chain and will continue to implement mitigation plans as needed.

Outlook Uncertainty due to War in Ukraine, Inflation, and COVID-19

There continues to be significant uncertainty in the current macroeconomic environment due to the supply chain and logistics disruptions and inflationary pressures globally, the war in Ukraine, the COVID-19 pandemic and foreign currency volatility. Our 2022 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2022 may be subject to significant material change.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,500 Company-operated free-standing store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,400 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide, principally under our TOMMY HILFIGER and Calvin Klein trademarks. We announced in 2020 a plan to exit our Heritage Brands Retail business, which was substantially completed in the second quarter of 2021. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as the following reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and, (vi) through the second quarter of 2021, Heritage Brands Retail. Our Heritage Brands Retail segment has ceased operations.

The following actions and transactions, in addition to the exit from our Russia business discussed above, have impacted our results of operations and the comparability among the periods, including our full year 2022 expectations as compared to the full year 2021, as discussed below:

•We entered into a definitive agreement on April 29, 2022 to sell our approximately 8% economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III Apparel Group, Ltd. (“G-III”) (the “Karl Lagerfeld transaction”). We completed the sale on May 31, 2022 for approximately $20 million in cash, subject to customary adjustments, with $1 million of the proceeds held in escrow. We recorded a pre-tax gain of $16 million in the second quarter of 2022 in connection with the transaction. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the transaction.

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

•We announced in March 2021 plans to reduce our workforce, primarily in certain international markets, and to reduce our real estate footprint, including reductions in office space and select store closures, which have resulted in annual cost savings of approximately $60 million. We recorded pre-tax costs of $48 million during 2021 consisting of (i) $28 million of noncash asset impairments, (ii) $16 million of severance and (iii) $4 million of contract termination and other costs, of which $45 million was incurred during the twenty-six weeks ended August 1, 2021. All costs related to these actions were incurred by the end of the third quarter of 2021.

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

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 60% of our 2021 revenue was subject to foreign currency translation. The United States dollar weakened against the euro, which is the foreign currency in which we transact the most business, in the first half of 2021, but then strengthened in the second half of 2021. The United States dollar continued to strengthen against the euro, as well as against most major currencies, in the first half of 2022 and into the third quarter of 2022. We currently expect our 2022 revenue and net income to decrease by approximately $670 million and $80 million, respectively, due to the impact of foreign currency translation.

There also is a transactional impact of foreign exchange on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. Our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations in the year following their inception, as the underlying inventory hedged by the contracts is sold. We currently expect our 2022 net income to decrease by approximately $20 million due to the transactional impact of foreign currency. Given the current exchange rates, particularly the euro, we also expect our 2023 net income to decrease due to the transactional impact of foreign currency, but by a greater amount than in 2022.

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

We conduct business in countries that are or have been subject to significant inflation rates. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. As of the first day of the second quarter of 2022, we are accounting for our operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate has surpassed 100%. As a result, we changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro during the second quarter of 2022 did not have a material impact on our results of operations. As of July 31, 2022, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

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

Due to the above seasonal factors, as well as the COVID-19 pandemic, including the pandemic-related supply chain and logistics disruptions, our results of operations for the thirteen and twenty-six weeks ended July 31, 2022 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended July 31, 2022 Compared With Thirteen Weeks Ended August 1, 2021

Total Revenue

Total revenue in the second quarter of 2022 was $2.132 billion as compared to $2.313 billion in the second quarter of the prior year. The decrease in revenue of $181 million, or 8%, included (i) an 8% negative impact of foreign currency translation, (ii) a 4% reduction resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business and (iii) a 2% reduction resulting from the impact of the war in Ukraine, including closures of our stores in Russia, the cessation of wholesale shipments to Russia and Belarus, and a reduction in wholesale shipments to Ukraine, and included the following:

•The net reduction of an aggregate $57 million of revenue, or a 5% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $108 million, or 9%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 9% (including a 13% negative foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 6%.

•The reduction of an aggregate $12 million of revenue, or a 1% decrease compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $68 million, or 7%, related to foreign currency translation. Calvin Klein International segment revenue decreased 2% (including a 12% negative foreign currency impact). Revenue in our Calvin Klein North America segment decreased 1%.

•The reduction of an aggregate $112 million of revenue, or a 44% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments, which includes a 37% decline resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business.

Our revenue through our direct-to-consumer distribution channel in the second quarter of 2022 decreased 5%, including an 8% negative foreign currency impact and a 3% reduction resulting from the exit of the Heritage Brands Retail business. Sales through our directly operated digital commerce businesses decreased 5%, including a 9% negative foreign currency impact. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, was approximately 25% of total revenue. Our revenue through our wholesale distribution channel decreased 11% in the second quarter of 2022, inclusive of an 8% negative foreign currency impact and a 5% reduction resulting from the Heritage Brands transaction. Our wholesale revenue in North America was negatively impacted in the second quarter of 2022 by an increasingly challenging macroeconomic environment.

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

Gross profit in the second quarter of 2022 was $1.220 billion, or 57.2% of total revenue, as compared to $1.334 billion, or 57.7% of total revenue, in the second quarter of the prior year. The 50 basis point decrease was primarily driven by (i) higher product, freight and other logistics costs, including air freight, as compared to the second quarter of the prior year, as a result of the inflationary pressures and the continued supply chain and logistics disruptions, (ii) an increase in inventory reserves recorded in the second quarter of 2022 due to elevated levels of inventory in the North America wholesale business due to lower than expected demand, and (iii) a negative impact of foreign currency translation of approximately 40 basis points. These decreases were partially offset by (i) price increases that were implemented in certain regions and for certain product categories during the first half of 2022 and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from the Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower gross margins.

SG&A Expenses

SG&A expenses in the second quarter of 2022 were $1.070 billion, or 50.2% of total revenue, as compared to $1.062 billion, or 45.9% of total revenue, in the second quarter of the prior year. The 430 basis point increase was principally attributable to (i) costs incurred in connection with the exit from our Russia business primarily consisting of noncash asset impairments, (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from our Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower SG&A expenses as a percentage of total revenue, and (iii) lower expenses in the second quarter of 2021 as stores in certain regions were closed and other stores were only beginning to re-open. These increases were partially offset by the absence in the second quarter of 2022 of costs incurred in the second quarter of 2021 associated with the exit from our Heritage Brands Retail business.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $3 million in each of the second quarters of 2022 and 2021. Please see Note 8, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $25 million in the second quarter of 2022 as compared to $4 million in the second quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada and (v) our investment in Karl Lagerfeld after we resumed the equity method of accounting for our investment in the fourth quarter of 2021 and until the closing of the Karl Lagerfeld transaction on May 31, 2022. The equity in net income for the second quarter of 2022 increased as compared to 2021 primarily due to a $16 million pre-tax net gain recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction, as well as an increase in income attributable to our joint ventures in India and Mexico. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the Karl Lagerfeld transaction. Our investments in the joint ventures are being accounted for under the equity method of accounting.

Interest Expense, Net

Interest expense, net decreased to $20 million in the second quarter of 2022 from $26 million in the second quarter of the prior year, primarily due to the impact of $1.030 billion of voluntary long-term debt repayments made during 2021.

Income Taxes

The effective income tax rate for the second quarter of 2022 was 26.4% compared to 28.1% in the second quarter of the prior year. The effective income tax rate for the second quarter of 2022 reflected a $41 million income tax expense recorded on $157 million of pre-tax income. The effective income tax rate for the second quarter of 2021 reflected a $71 million income tax expense recorded on $253 million of pre-tax income.

Our effective income tax rates for the second quarters of 2022 and 2021 were higher than the United States statutory income tax rate primarily due to the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and the mix of foreign and domestic pre-tax results.

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

As a result of the amendments to the capital structure of PVH Ethiopia, we stopped attributing any net income or loss in PVH Ethiopia to an RNCI beginning May 31, 2021. The net loss attributable to the RNCI in PVH Ethiopia was immaterial in the second quarter of 2021.

Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Twenty-Six Weeks Ended July 31, 2022 Compared With Twenty-Six Weeks Ended August 1, 2021

Total Revenue

Total revenue in the twenty-six weeks ended July 31, 2022 was $4.255 billion as compared to $4.392 billion in the twenty-six week period of the prior year. The decrease in revenue of $138 million, or 3%, included (i) a 6% negative impact of foreign currency translation, (ii) a 4% reduction resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business and (iii) a 1% reduction resulting from the impact of the war in Ukraine, including closures of our stores in Russia, the cessation of wholesale shipments to Russia and Belarus, and a reduction in wholesale shipments to Ukraine, and included the following:

•The net reduction of an aggregate $40 million of revenue, or a 2% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $168 million, or 8%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 5% (including a 10% negative foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 10%.

•The addition of an aggregate $89 million of revenue, or a 5% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $100 million, or 6%, related to foreign currency translation. Calvin Klein International segment revenue increased 2% (including a 9% negative foreign currency impact). Revenue in our Calvin Klein North America segment increased 10%.

•The reduction of an aggregate $187 million of revenue, or a 38% decrease compared to the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, which includes a 39% decline resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business.

Our revenue through our direct-to-consumer distribution channel in the twenty-six weeks ended July 31, 2022 decreased 1%, including a 7% negative foreign currency impact and a 4% reduction resulting from the exit of the Heritage Brands Retail business. Sales through our directly operated digital commerce businesses decreased 10%, including a 7% negative foreign currency impact. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, was approximately 22% of total revenue. Our revenue through our wholesale distribution channel decreased 6% in the twenty-six weeks ended July 31, 2022, inclusive of a 6% negative foreign currency impact and a 4% reduction resulting from the Heritage Brands transaction.

We currently expect revenue for the full year 2022 to decrease approximately 3% to 4% compared to 2021, inclusive of a negative impact of approximately 7% related to foreign currency translation. Our 2022 outlook also reflects (i) a 2% reduction in revenue resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business and (ii) a 2% reduction resulting from the impact of the war in Ukraine. In addition, our revenue outlook reflects our current expectation with regard to the negative impacts that the challenges in the macroeconomic environment and trends within the retail industry will have on our revenue in the second half of 2022, including as a result of lower consumer demand due to inflationary pressures, as consumers reduce discretionary spend and certain wholesale customers take a more cautious approach, particularly in North America and to a lesser extent in Europe. We currently expect our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, as a percentage of total revenue to remain consistent with 2021 at approximately 25%. There continues to be significant uncertainty in the current macroeconomic environment due to the supply chain and logistics disruptions and inflationary pressures globally, the war in Ukraine, the COVID-19 pandemic and foreign currency volatility. As such, our revenue in 2022 may be subject to significant material change.

Gross Profit

Gross profit in the twenty-six weeks ended July 31, 2022 was $2.458 billion, or 57.8% of total revenue, as compared to $2.563 billion, or 58.3% of total revenue, in the twenty-six week period of the prior year. The 50 basis point decrease was primarily driven by (i) higher product, freight and other logistics costs, including air freight, as compared to the prior year period, as a result of the inflationary pressures and the continued supply chain and logistics disruptions, (ii) an increase in inventory reserves recorded in the second quarter of 2022 due to elevated levels of inventory in the North America wholesale business due to lower than expected demand, and (iii) a negative impact of foreign currency translation of approximately 20 basis points. These decreases were partially offset by (i) price increases that were implemented in certain regions and for certain product categories during the first half of 2022 and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from the Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower gross margins.

We currently expect that gross margin for the full year 2022 will decrease as compared to 2021, with the decrease in gross margin in the second half of 2022 expected to be more pronounced as compared to the gross margin decrease in the first half of 2022. We currently expect gross margin for the full year 2022 to decrease primarily due to (i) increased promotional selling and inventory reserves, particularly in the North America wholesale business, as compared to the prior year period, due to elevated inventory levels industry-wide compared to consumer demand in the region, and (ii) the higher product, freight and other logistics costs, including ocean freight, as a result of the recent inflationary pressures and the continued supply chain and logistics disruptions. These decreases are expected to be partially offset by (i) planned price increases on select product categories that were implemented beginning in the first half of 2022, and expected to be further implemented in the second half of 2022 to mitigate the higher expected costs discussed above, and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as explained above.

SG&A Expenses

SG&A expenses in the twenty-six weeks ended July 31, 2022 were $2.110 billion, or 49.6% of total revenue, as compared to $2.101 billion, or 47.8% of total revenue, in the twenty-six week period of the prior year. The 180 basis point increase was principally attributable to (i) costs incurred in connection with the exit from our Russia business, primarily consisting of noncash asset impairments, (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from our Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower SG&A expenses as a percentage of total revenue and (iii) lower expenses in the first half of 2021 as stores in certain regions were closed and other stores were only beginning to re-open. These increases were partially offset by the absence in 2022 of costs incurred in the twenty-six week period of the prior year associated with (i) reductions in our workforce, primarily in certain international markets, and to reduce our real estate footprint and (ii) the exit from our Heritage Brands Retail business.

We currently expect that SG&A expenses as a percentage of revenue for the full year 2022 will increase as compared to 2021, with the increase in SG&A expenses as a percentage of revenue in the second half of 2022 expected to be less pronounced as compared to the first half of 2022. We currently expect SG&A expenses as a percentage of revenue for the full year 2022 to increase primarily as a result of (i) costs incurred in connection with the exit from our Russia business, primarily consisting of noncash asset impairments and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from our Heritage Brands Retail business for the reasons explained above. These increases are expected to be partially offset by the absence in 2022 of costs incurred in 2021 associated with (i) reductions in our workforce, primarily in certain international markets, and to reduce our real estate footprint and (ii) the exit from our Heritage Brands Retail business.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $7 million in each of the twenty-six weeks ended July 31, 2022 and August 1, 2021.

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

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $32 million in the twenty-six weeks ended July 31, 2022 as compared to $8 million in the twenty-six week period of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada, and (v) our investment in Karl Lagerfeld after we resumed the equity method of accounting for our investment in the fourth quarter of 2021 and until the closing of the Karl Lagerfeld transaction on May 31, 2022. The equity in net income for the twenty-six weeks ended July 31, 2022 increased as compared to the prior year period primarily due to a $16 million pre-tax gain recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction, as well as an increase in income attributable to our joint ventures in India and Mexico. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2022 will increase to approximately $45 million as compared to $24 million in 2021 primarily as a result of the $16 million pre-tax gain that we recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction, as well as an increase in income attributable to our joint ventures in India and Mexico.

Interest Expense, Net

Interest expense, net decreased to $42 million in the twenty-six weeks ended July 31, 2022 from $56 million in the twenty-six week period of the prior year, primarily due to the impact of $1.030 billion of voluntary long-term debt repayments made during 2021.

Interest expense, net for the full year 2022 is currently expected to be approximately $85 million compared to $104 million in 2021 primarily due to the full year impact in 2022 of long-term debt repayments made during 2021.

Income Taxes

The effective income tax rate for the twenty-six weeks ended July 31, 2022 was 28.0% compared to 33.1% in the twenty-six week period of the prior year. The effective income tax rate for the twenty-six weeks ended July 31, 2022 reflected a $97 million income tax expense recorded on $345 million of pre-tax income. The effective income tax rate for the twenty-six weeks ended August 1, 2021 reflected a $139 million income tax expense recorded on $421 million of pre-tax income.

Our effective income tax rates for the twenty-six weeks ended July 31, 2022 and August 1, 2021 were higher than the United States statutory income tax rate primarily due to the tax effects of GILTI and the mix of foreign and domestic pre-tax results.

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings are in international jurisdictions, particularly in the Netherlands and Hong Kong SAR, where the income tax rates, when coupled with special rates levied on income from certain of our jurisdictional activities, have historically been lower than the United States statutory income tax rate. In 2022 we no longer benefit from these special rates.

We currently expect that our effective income tax rate for the full year 2022 will be approximately 24%. We expect the effective income tax rate in the second half of 2022 will be lower than the first half of 2022 and lower than the United States statutory income tax rate due to income tax credits and the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions and new regulations, as well as audits by tax authorities and the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 15% corporate minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases. The corporate minimum tax will be effective in fiscal 2023 and the excise tax is effective January 1, 2023. We are currently evaluating the effect of the new law on our consolidated financial statements.

RNCI

As a result of the amendments to the capital structure of PVH Ethiopia, we stopped attributing any net income or loss in PVH Ethiopia to an RNCI beginning May 31, 2021. The net loss attributable to the RNCI was immaterial in the twenty-six weeks ended August 1, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at July 31, 2022 was $699 million, a decrease of $543 million from the $1.242 billion at January 30, 2022. The change in cash and cash equivalents included the impact of (i) $227 million of completed common stock repurchases under the stock repurchase program, (ii) $13 million of mandatory long-term debt repayments and (iii) $19 million of cash proceeds received in connection with the Karl Lagerfeld transaction (the remaining $1 million of proceeds is being held in escrow as of July 31, 2022). We ended the second quarter of 2022 with approximately $1.1 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2022 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) mandatory long-term debt repayments of approximately $32 million, subject to exchange rate fluctuations, and (ii) expected common stock repurchases under the stock repurchase program of approximately $400 million. There continues to be uncertainty with respect to the impacts of the COVID-19 pandemic, supply chain and logistics disruptions and inflationary pressures globally. Our cash flows may be subject to material significant change, including as a result of increased in-transit inventory levels or significant production delays and other working capital changes that we may experience as a result of the pandemic and supply chain and logistics disruptions, and elevated inventory levels that we may experience due to lower consumer demand for our products as a result of inflationary pressures.

As of July 31, 2022, $573 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash used by operating activities was $163 million in the twenty-six weeks ended July 31, 2022 compared to $332 million of cash provided by operating activities in the twenty-six weeks ended August 1, 2021. The decrease in cash provided by operating activities as compared to the prior year period was primarily driven by (i) changes in our working capital, including an increase in inventories due to a combination of (a) abnormally low inventory levels in all regions in the prior year period, (b) a planned increase in our core product to mitigate the ongoing supply chain and logistics disruptions and (c) elevated inventory levels in our North America wholesale business due to lower than expected demand and (ii) a decrease in net income as adjusted for noncash charges. Our cash flows from operations have been, and are expected to continue to be impacted by temporary store closures and other significant impacts of the COVID-19 pandemic, and supply chain and logistics disruptions on our business, as well as lower consumer demand as a result of inflationary pressures, particularly in North America and to a lesser extent in Europe. In an effort to mitigate these impacts, we have been and continue to be focused on working capital management.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities in our consolidated statements of cash flows. We have been informed by the third party administrators of the SCF program that suppliers had elected to sell approximately $620 million, $475 million and $430 million of our payment obligations that were outstanding as of July 31, 2022, January 30, 2022 and August 1, 2021, respectively, to financial institutions and approximately $960 million and $740 million had been settled through the program during the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.

Investments in Unconsolidated Affiliates

We received dividends of $16 million and $19 million from our investments in unconsolidated affiliates during the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively. These dividends are included in our net cash (used) provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Karl Lagerfeld Transaction

We entered into a definitive agreement on April 29, 2022 to sell our approximately 8% economic interest in Karl Lagerfeld to a subsidiary of G-III and completed the sale on May 31, 2022 for $20 million in cash, subject to customary adjustments, of which $19 million was received in the second quarter of 2022 and the remaining $1 million is being held in escrow and is subject to exchange rate fluctuation. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the twenty-six weeks ended July 31, 2022 were $109 million compared to $110 million in the twenty-six weeks ended August 1, 2021. We currently expect that capital expenditures for the full year 2022 will be approximately $325 million as compared to $268 million in 2021 and will primarily consist of investments in (i) new stores and store renovations, (ii) investments in our information technology infrastructure worldwide, including data centers and information security, (iii) continued investments in upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iv) enhancements to our warehouse and distribution network in Europe and North America.

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

We purchased tranche 1 (50% of the shares) for $17 million in June 2020 and tranche 2 (the remaining 50% of the shares) for $24 million in June 2021 based on exchange rates in effect on the applicable payment dates. The tranche 2 payments are presented in the Consolidated Statement of Cash Flows for the twenty-six weeks ended August 1, 2021 as follows: (i) $15 million as financing cash flows, which represented the initial fair value of the liability recognized on the acquisition date, and (ii) $9 million as operating cash flows attributable to interest. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Cash dividends paid on our common stock totaled $5 million during the twenty-six weeks ended July 31, 2022. We did not pay any cash dividends on our common stock during the twenty-six weeks ended August 1, 2021, following termination of the relief period.

We currently project that cash dividends paid on our common stock in 2022 will be approximately $10 million based on our current dividend rate, the number of shares of our common stock outstanding as of July 31, 2022, our estimate of stock to be issued during 2022 under our stock incentive plans and our estimate of stock repurchases for the remainder of 2022.

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

During the twenty-six weeks ended August 1, 2021, and following the termination of the relief period, we did not purchase any shares of our common stock under the program. During the twenty-six weeks ended July 31, 2022, we purchased 3.2 million shares of our common stock under the program in open market transactions for $224 million. Purchases of $3 million were accrued for in our Consolidated Balance Sheet as of July 31, 2022. Purchases of $6 million that were accrued for in our Consolidated Balance Sheet as of January 30, 2022 were paid in the first quarter of 2022. As of July 31, 2022, the repurchased shares were held as treasury stock and $999 million of the authorization remained available for future share repurchases.

We currently expect common stock repurchases under the stock repurchase program of approximately $400 million for the full year 2022.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	7/31/22	1/30/22	8/1/21
Short-term borrowings	$12	$11	$19
Current portion of long-term debt	38	35	30
Finance lease obligations	10	9	13
Long-term debt	2,155	2,318	2,782
Stockholders’ equity	5,206	5,289	5,033

In addition, we had $699 million, $1.242 billion and $1.153 billion of cash and cash equivalents as of July 31, 2022, January 30, 2022 and August 1, 2021, respectively.

Short-Term Borrowings

We had $12 million of borrowings outstanding under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies as of July 31, 2022. The weighted average interest rate on funds borrowed as of July 31, 2022 was 0.16%. These facilities provided for borrowings of up to $188 million based on exchange rates in effect on July 31, 2022 and are utilized primarily to fund working capital needs. The maximum amount of borrowings outstanding under these facilities during the twenty-six weeks ended July 31, 2022 was $17 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, we replaced our 364-day $275 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021, with a 364-day $275 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility matured on April 27, 2022, and was not replaced. We paid approximately $800,000 of debt issuance costs in connection with the 2021 facility. We had no borrowings outstanding under the 2021 facility during the twenty-six weeks ended July 31, 2022.

Finance Lease Liabilities

Our cash payments for finance lease liabilities totaled $2 million and $3 million during the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.

2019 Senior Unsecured Credit Facilities

We have senior unsecured credit facilities due April 29, 2024 (as amended, the “2019 facilities”) that consist of a €500 million euro-denominated Term Loan A facility (the “Euro TLA facility”) and senior unsecured revolving credit facilities consisting of (i) a $675 million United States dollar-denominated revolving credit facility, (ii) a CAD $70 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200 million euro-

denominated revolving credit facility available in euro, Australian dollars and other agreed foreign currencies and (iv) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities also consisted of a $1.093 billion United States dollar-denominated Term Loan A facility (the “USD TLA facility”). We repaid the outstanding principal balance under our USD TLA facility in 2021. Borrowings under the 2019 facilities bear interest at variable rates calculated in the manner set forth in the terms of the 2019 facilities.

We had loans outstanding of $458 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility, no borrowings outstanding under the senior unsecured revolving credit facilities, and $12 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of July 31, 2022.

We made payments totaling $13 million and $707 million on our term loans under the 2019 facilities during the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively, and we expect to make long-term debt repayments of approximately $32 million during the full year 2022.

The current applicable margin with respect to the Euro TLA facility and each revolving credit facility as of July 31, 2022 was 1.250% for adjusted Eurocurrency rate loans and 0.250% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the Euro TLA facility and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, our exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the twenty-six weeks ended August 1, 2021 (no interest rate swap agreements were entered into or in effect during the twenty-six weeks ended July 31, 2022):

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of July 31, 2022		Fixed Rate	Expiration Date
March 2020	February 2021	$50	$—	(1)	0.562%	February 2023
February 2020	February 2021	50	—	(1)	1.1625%	February 2023
February 2020	February 2020	50	—	(1)	1.2575%	February 2023
August 2019	February 2020	50	—	(1)	1.1975%	February 2022
June 2019	February 2020	50	—	(1)	1.409%	February 2022
June 2019	June 2019	50	—		1.719%	July 2021
January 2019	February 2020	50	—		2.4187%	February 2021
November 2018	February 2019	139	—		2.8645%	February 2021
October 2018	February 2019	116	—		2.9975%	February 2021
June 2018	August 2018	50	—		2.6825%	February 2021

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of July 31, 2022, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of July 31, 2022, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 30, 2022. During the twenty-six weeks ended July 31, 2022, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 30, 2022.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of July 31, 2022 primarily include cash and cash equivalents, short-term borrowings, long-term debt and foreign currency forward exchange contracts. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of July 31, 2022. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at July 31, 2022, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.7 million annually. Borrowings under the 2019 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2019 facilities expose us to market risk for changes in interest rates. We consider the debt outstanding under these facilities and enter into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. No interest rate swap agreements were outstanding as of July 31, 2022. As of July 31, 2022, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the three-month Euro Interbank Offered Rate, which is currently negative. As such, a 10 basis point decrease in the current three-month Euro Interbank Offered Rate would have no impact on our variable interest expense. However, a 10 basis point increase in the current three-month Euro Interbank Offered Rate would increase our variable interest expense by approximately $0.2 million annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

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

We currently expect our 2022 revenue and net income to decrease by approximately $670 million and $80 million, respectively, due to the impact of foreign currency translation.

During the twenty-six weeks ended July 31, 2022, we recognized unfavorable foreign currency translation adjustments of $224 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 8% since January 30, 2022. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 35% of our $5.9 billion total goodwill and other intangible assets as of July 31, 2022. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

We currently expect our 2022 net income to decrease by approximately $20 million due to the transactional impact of foreign currency. Given the current exchange rates, particularly the euro, we also expect our 2023 net income to decrease due to the transactional impact of foreign currency, but by a greater amount than in 2022.

Given our foreign currency forward exchange contracts outstanding at July 31, 2022, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $115 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we designated the carrying amount of our €1.125 billion aggregate principal amount of senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $115 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes.

We conduct business in countries that are or have been subject to significant inflation rates. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. As of the first day of the second quarter of 2022, we are accounting for our operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate has surpassed 100%. As a result, we changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro during the second quarter of 2022 did not have a material impact on our results of operations. As of July 31, 2022, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of July 31, 2022.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
May 2, 2022 -
May 29, 2022	494,484	$67.55	469,800	$1,091,127,171
May 30, 2022 -
July 3, 2022	837,352	63.56	824,400	1,038,747,132
July 4, 2022 -
July 31, 2022	737,155	58.22	690,200	998,500,270
Total	2,068,991	$62.61	1,984,400	$998,500,270

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

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2022 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

+10.1	Schedule of Non-Management Director Fees, effective June 16, 2022.

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PVH CORP.
Registrant

Dated:	September 8, 2022	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President and Controller (Principal Accounting Officer)