Form 10-Q
period 2022-10-30
PVH CORP. /DE/
filed 2022-12-08
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of November 30, 2022 was 63,371,388.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022, and the 2021 sale of assets of, and exit from, our Heritage Brands business to focus on our Calvin Klein and Tommy Hilfiger businesses; (iii) we have significant levels of outstanding debt and borrowing capacity and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iv) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being seen globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (v) our ability to manage our growth and inventory; (vi) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (vii) the availability and cost of raw materials; (viii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (ix) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (x) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores or our stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that has led to our decision to exit from our Russia business, including the closure of our retail stores in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xi) disease epidemics and health-related concerns, such as the ongoing COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, has resulted in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result (or, with respect to the COVID-19 pandemic, could continue to result) in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy, may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands’ value; (xiii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xiv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xv) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvi) the impact of new and revised tax legislation and regulations; and (xvii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 30, 2022 and October 31, 2021	1

Consolidated Statements of Comprehensive (Loss) Income for the Thirteen and Thirty-Nine Weeks Ended October 30, 2022 and October 31, 2021	2

Consolidated Balance Sheets as of October 30, 2022, January 30, 2022 and October 31, 2021	3

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 30, 2022 and October 31, 2021	4

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest for the Thirty-Nine Weeks Ended October 30, 2022 and October 31, 2021	5

Notes to Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	60

Item 4 - Controls and Procedures	62

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021
Net sales	$2,144.7	$2,208.0	$6,182.4	$6,410.0
Royalty revenue	105.4	97.4	273.7	248.0
Advertising and other revenue	30.7	27.1	79.4	67.0
Total revenue	2,280.8	2,332.5	6,535.5	6,725.0
Cost of goods sold (exclusive of depreciation and amortization)	1,006.6	987.4	2,803.1	2,817.2
Gross profit	1,274.2	1,345.1	3,732.4	3,907.8
Selling, general and administrative expenses	1,085.0	1,097.3	3,194.8	3,198.7
Goodwill impairment	417.1	—	417.1	—
Non-service related pension and postretirement income	(3.4)	(4.2)	(10.2)	(11.5)
Other gain	—	(118.9)	—	(118.9)
Equity in net income of unconsolidated affiliates	10.5	6.3	42.6	14.1
(Loss) income before interest and taxes	(214.0)	377.2	173.3	853.6
Interest expense	21.1	25.9	65.9	83.7
Interest income	2.3	1.3	5.0	3.4
(Loss) income before taxes	(232.8)	352.6	112.4	773.3
Income tax (benefit) expense	(46.1)	72.9	50.7	212.1
Net (loss) income	(186.7)	279.7	61.7	561.2
Less: Net loss attributable to redeemable non-controlling interest	—	—	—	(0.3)
Net (loss) income attributable to PVH Corp.	$(186.7)	$279.7	$61.7	$561.5
Basic net (loss) income per common share attributable to PVH Corp.	$(2.88)	$3.94	$0.93	$7.89
Diluted net (loss) income per common share attributable to PVH Corp.	$(2.88)	$3.89	$0.92	$7.77

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive (Loss) Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021

Net (loss) income	$(186.7)	$279.7	$61.7	$561.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(134.1)	(55.6)	(357.9)	(121.0)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $4.1, $3.1, $14.9, and $10.5	10.4	22.8	41.7	74.4
Net gain on net investment hedges, net of tax expense of $6.8, $6.7, $33.0, and $13.4	20.8	20.7	99.6	41.3
Total other comprehensive loss	(102.9)	(12.1)	(216.6)	(5.3)
Comprehensive (loss) income	(289.6)	267.6	(154.9)	555.9
Less: Comprehensive loss attributable to redeemable non-controlling interest	—	—	—	(0.3)
Comprehensive (loss) income attributable to PVH Corp.	$(289.6)	$267.6	$(154.9)	$556.2

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	October 30,	January 30,	October 31,
	2022	2022	2021
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$457.0	$1,242.5	$1,298.7
Trade receivables, net of allowances for credit losses of $50.9, $61.9 and $64.3	979.5	745.2	906.8
Other receivables	22.8	20.1	29.8
Inventories, net	1,821.2	1,348.5	1,379.6
Prepaid expenses	210.4	169.0	149.8
Other	163.8	128.4	94.2
Total Current Assets	3,654.7	3,653.7	3,858.9
Property, Plant and Equipment, net	844.6	906.1	897.1
Operating Lease Right-of-Use Assets	1,177.1	1,349.0	1,432.1
Goodwill	2,214.0	2,828.9	2,894.2
Tradenames	2,627.9	2,722.9	2,763.5
Other Intangibles, net	516.5	584.1	612.6
Other Assets, including deferred taxes of $38.4, $46.1 and $54.0	371.1	352.1	357.6
Total Assets	$11,405.9	$12,396.8	$12,816.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,314.3	$1,220.8	$1,051.3
Accrued expenses	891.7	1,100.8	1,116.5
Deferred revenue	34.8	44.9	35.9
Current portion of operating lease liabilities	329.4	375.4	395.0
Short-term borrowings	98.0	10.8	27.8
Current portion of long-term debt	37.3	34.8	32.8
Total Current Liabilities	2,705.5	2,787.5	2,659.3
Long-Term Portion of Operating Lease Liabilities	1,066.1	1,214.4	1,285.7
Long-Term Debt	2,109.1	2,317.6	2,605.2
Other Liabilities, including deferred taxes of $306.1, $373.9 and $517.0	702.4	788.5	1,094.1
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 87,619,250; 87,107,155 and 86,988,242 shares issued	87.6	87.1	87.0
Additional paid-in capital - common stock	3,233.2	3,198.4	3,181.8
Retained earnings	4,616.8	4,562.8	4,172.0
Accumulated other comprehensive loss	(829.3)	(612.7)	(524.4)
Less: 23,807,754; 18,572,482 and 16,647,920 shares of common stock held in treasury, at cost	(2,285.5)	(1,946.8)	(1,744.7)
Total Stockholders’ Equity	4,822.8	5,288.8	5,171.7
Total Liabilities and Stockholders’ Equity	$11,405.9	$12,396.8	$12,816.0

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$61.7	$561.2
Adjustments to reconcile to net cash (used) provided by operating activities:
Depreciation and amortization	225.3	233.2
Equity in net income of unconsolidated affiliates	(42.6)	(14.1)
Deferred taxes	(82.3)	87.0
Stock-based compensation expense	35.3	35.8
Impairment of goodwill	417.1	—
Impairment of other long-lived assets	43.6	35.1
Other gain	—	(118.9)
Changes in operating assets and liabilities:
Trade receivables, net	(297.5)	(276.0)
Other receivables	(4.2)	(5.2)
Inventories, net	(591.0)	(12.0)
Accounts payable, accrued expenses and deferred revenue	56.0	52.4
Prepaid expenses	(52.1)	2.9
Other, net	(45.0)	1.8
Net cash (used) provided by operating activities	(275.7)	583.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(194.8)	(170.7)
Proceeds from sale of certain Heritage Brands trademarks and other assets	—	222.9
Proceeds from sale of Karl Lagerfeld investment	19.1	—
Purchases of investments held in rabbi trust	(6.8)	—
Proceeds from investments held in rabbi trust	0.6	—
Net cash (used) provided by investing activities	(181.9)	52.2
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	90.7	28.1
Repayment of 2019 facilities	(22.5)	(844.2)
Net proceeds from settlement of awards under stock plans	—	21.0
Cash dividends	(7.7)	—
Acquisition of treasury shares	(342.5)	(160.8)
Payments of finance lease liabilities	(3.0)	(3.9)
Payment of mandatorily redeemable non-controlling interest liability attributable to initial fair value	—	(15.2)
Net cash used by financing activities	(285.0)	(975.0)
Effect of exchange rate changes on cash and cash equivalents	(42.9)	(13.1)
Decrease in cash and cash equivalents	(785.5)	(352.7)
Cash and cash equivalents at beginning of period	1,242.5	1,651.4
Cash and cash equivalents at end of period	$457.0	$1,298.7
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

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest (continued)
Unaudited
(In millions, except share and per share data)

	Thirty-Nine Weeks Ended October 30, 2022
		Stockholders’ Equity
			Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 30, 2022	$—	$—	87,107,155	$87.1	$3,198.4	$4,562.8	$(612.7)	$(1,946.8)	$5,288.8
Net income attributable to PVH Corp.						133.1			133.1
Foreign currency translation adjustments							(131.8)		(131.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $9.0							25.8		25.8
Net gain on net investment hedges, net of tax expense of $16.6							50.2		50.2
Comprehensive income attributable to PVH Corp.									77.3
Settlement of awards under stock plans			157,495	0.2	(0.1)				0.1
Stock-based compensation expense					10.1				10.1
Dividends declared ($0.0375 per common share)						(2.6)			(2.6)
Acquisition of 1,264,730 treasury shares								(105.2)	(105.2)
May 1, 2022	$—	$—	87,264,650	$87.3	$3,208.4	$4,693.3	$(668.5)	$(2,052.0)	$5,268.5
Net income attributable to PVH Corp.						115.3			115.3
Foreign currency translation adjustments							(92.0)		(92.0)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.8							5.5		5.5
Net gain on net investment hedges, net of tax expense of $9.6							28.6		28.6
Comprehensive income attributable to PVH Corp.									57.4
Settlement of awards under stock plans			245,128	0.2	(0.2)				—
Stock-based compensation expense					12.7				12.7
Dividends declared ($0.0375 per common share)						(2.6)			(2.6)
Acquisition of 2,068,991 treasury shares								(129.6)	(129.6)
July 31, 2022	$—	$—	87,509,778	$87.5	$3,220.9	$4,806.0	$(726.4)	$(2,181.6)	$5,206.4
Net loss attributable to PVH Corp.						(186.7)			(186.7)
Foreign currency translation adjustments							(134.1)		(134.1)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $4.1							10.4		10.4
Net gain on net investment hedges, net of tax expense of $6.8							20.8		20.8
Comprehensive loss attributable to PVH Corp.									(289.6)
Settlement of awards under stock plans			109,472	0.1	(0.2)				(0.1)
Stock-based compensation expense					12.5				12.5
Dividends declared ($0.0375 per common share)						(2.5)			(2.5)
Acquisition of 1,901,551 treasury shares								(103.9)	(103.9)
October 30, 2022	$—	$—	87,619,250	$87.6	$3,233.2	$4,616.8	$(829.3)	$(2,285.5)	$4,822.8

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

Since the first day of the second quarter of 2022, the Company has been accounting for its operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate has surpassed 100%. Accordingly, the Company has changed the functional currency of its subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on the Company’s results of operations during the thirteen and thirty-nine weeks ended October 30, 2022. As of October 30, 2022, net monetary assets denominated in Turkish lira represented less than 1% of the Company’s total net assets.

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

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021 are not necessarily indicative of those for a full fiscal year due, in part, to the COVID-19 pandemic and seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

There is significant uncertainty due to inflationary pressures globally, the war in Ukraine, the COVID-19 pandemic and foreign currency volatility and their impacts on the Company’s business. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

War in Ukraine

As a result of the war in Ukraine, the Company announced in March 2022 that it was temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, the Company made the decision to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. Additionally, while the Company has no direct operations in Ukraine, virtually all of its wholesale customers and franchisees in Ukraine have closed their stores, which has resulted in a reduction in shipments to these customers and canceled orders. Approximately 2% of the Company’s revenue in 2021 was generated in Russia, Belarus and Ukraine. The war also has led to, and may lead to further, broader macroeconomic implications, including the weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

The Company assessed the impacts of the war in Ukraine on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to, the allowance for credit losses, inventory reserves, and carrying values of long-lived assets. Based on these assessments, the Company recorded pre-tax noncash impairment charges related to long-lived assets of $43.6 million during the thirty-nine weeks ended October 30, 2022. Please see Note 12, “Fair Value Measurements,” for further discussion of the impairments.

There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts on the broader European market, will further impact the Company’s business, financial condition and results of operations for the remainder of 2022 and beyond.

COVID-19 Pandemic

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

COVID-related pressures have continued into 2022, although to a much lesser extent than in the prior year period in all regions except China, as strict lockdowns in China resulted, and continue to result, in extensive temporary store closures and significant reductions in consumer traffic and purchasing, as well as have impacted certain warehouses, which resulted in the temporary pause of deliveries to the Company’s wholesale customers and from its digital commerce business in the first half of 2022.

In addition, the Company’s North America stores have been, and are expected to continue to be, challenged by the significant decrease in international tourists coming to the United States, although to a lesser extent than in 2021. Stores located in international tourist destinations have historically represented a significant portion of this business.

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
As of October 30, 2022, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $849.8 million, of which the Company expects to recognize $40.2 million as revenue during the remainder of 2022, $257.6 million in 2023 and $552.0 million thereafter.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirty-nine weeks ended October 30, 2022 and October 31, 2021 were as follows:

	Thirty-Nine Weeks Ended
(In millions)	10/30/22	10/31/21
Deferred revenue balance at beginning of period	$44.9	$55.8
Net additions to deferred revenue during the period	28.9	30.0
Reductions in deferred revenue for revenue recognized during the period (1)	(39.0)	(48.3)
Reduction in deferred revenue related to the Heritage Brands transaction	—	(1.6)	(2)
Deferred revenue balance at end of period	$34.8	$35.9

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $2.7 million and $1.8 million of revenue recognized during the thirteen weeks ended October 30, 2022 and October 31, 2021, respectively.

(2) The Company recorded a $1.6 million reduction in deferred revenue in connection with the Heritage Brands transaction. Please see Note 4, “Acquisitions and Divestitures,” for further discussion.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $12.5 million, $15.0 million and $12.0 million as of October 30, 2022, January 30, 2022 and October 31, 2021, respectively.

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

Sale of Certain Heritage Brands Trademarks and Other Assets

The Company entered into a definitive agreement on June 23, 2021 to sell certain of its heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of its Heritage Brands business, with a net carrying value of $97.8 million, to ABG and other parties for $222.9 million in cash.

The Company completed the sale on August 2, 2021 for net proceeds of $216.3 million, after transaction costs. In connection with the closing of the transaction, the Company recorded a pre-tax gain of $118.5 million in the third quarter of 2021, which represented the excess of the amount of consideration received over the net carrying value of the assets, less costs to sell. The gain was recorded in other gain in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment.

In connection with the sale, the employment of certain employees based in the United States engaged in the Heritage Brands business was terminated during the third quarter of 2021. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits were accrued under the plans for these employees and as a result, the Company recognized a gain of $1.8 million in the third quarter of 2021 with a corresponding decrease to its pension benefit obligation. For certain eligible employees affected by the transaction, the Company provided an enhanced retirement benefit and as a result recognized $1.4 million of special termination benefit costs during the third quarter of 2021 with a corresponding increase to its pension benefit obligation. These amounts were included in other gain in the Company’s Consolidated Statement of Operations. Please see Note 8, “Retirement and Benefit Plans” for further discussion.

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

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $175.4 million, $165.3 million and $157.3 million as of October 30, 2022, January 30, 2022 and October 31, 2021, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $16.2 million and $18.8 million from these investments during the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 30, 2022, by segment (please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 30, 2022
Goodwill, gross	$781.8	$891.5	$203.0	$1,633.9	$105.0	$—	$3,615.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(105.0)	—	(786.3)
Goodwill, net	494.5	497.5	203.0	1,633.9	—	—	2,828.9
Impairment	(162.6)	(77.3)	(177.2)	—	—	—	(417.1)
Currency translation	(0.2)	(25.1)	—	(172.5)	—	—	(197.8)
Balance as of October 30, 2022
Goodwill, gross	781.6	866.4	203.0	1,461.4	105.0	—	3,417.4
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(105.0)	—	(1,203.4)
Goodwill, net	$331.7	$395.1	$25.8	$1,461.4	$—	$—	$2,214.0

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

Goodwill

For the 2022 annual goodwill impairment test performed as of the beginning of the third quarter of 2022, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of its reporting units. In making this election, the Company considered the changes resulting from the current macroeconomic environment, in particular the recent increase in interest rates and the strengthening of the U.S. dollar against most major currencies in which the Company transacts business.

As a result of the Company’s 2022 annual impairment test, the Company recorded $417.1 million of noncash impairment charges during the third quarter of 2022, which were included in goodwill impairment in the Company’s Consolidated Statement of Operations. The impairments were driven primarily by a significant increase in discount rates. The impairment charges, which related to the Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International and Tommy Hilfiger Retail North America reporting units, were recorded to the Company’s segments as follows: $162.6 million in the Calvin Klein North America segment, $77.3 million in the Calvin Klein International segment and $177.2 million in the Tommy Hilfiger North America segment.

Of these reporting units, Calvin Klein Licensing and Advertising International was determined to be partially impaired. The remaining carrying amount of goodwill allocated to this reporting unit as of the date of the test was $41.0 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would result in a change to the estimated fair value of the reporting unit of approximately $8 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting unit of approximately $6 million. While the Calvin Klein Licensing and Advertising International reporting unit was not determined to be fully impaired, it may be at risk of further impairment in the future if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

With respect to the Company’s other reporting units that were not determined to be impaired, the Calvin Klein Licensing and Advertising North America reporting unit had an estimated fair value that exceeded its carrying amount of $464.4 million by 9%. The carrying amount of goodwill allocated to this reporting unit as of the date of the test was $330.4 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would result in a change to the estimated fair value of the reporting unit of approximately $43 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting unit of approximately $34 million. While the Calvin Klein Licensing and Advertising North America reporting unit was not determined to be impaired, it may be at risk of future impairment if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

The fair value of the reporting units for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration, inclusive of a Company-specific 4% risk premium to account for the additional risk of uncertainty perceived by market participants related to the Company’s overall cash flows due to the macroeconomic environment. Estimated future operating cash flows were discounted at rates of 16.0% or 16.5%, depending on the reporting unit, to account for the relative risks of the estimated future cash flows. For the market approach, used to validate the results of the income approach method, the Company used the guideline company method, which analyzes market multiples of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. The Company classified the fair values of its reporting units as Level 3 fair value measurements due to the use of significant unobservable inputs.

Indefinite-Lived Intangible Assets

For the 2022 annual impairment test of the TOMMY HILFIGER and Calvin Klein tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India performed as of the beginning of the third quarter of 2022, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s most recent quantitative impairment test for these assets and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 183% as of the date of the Company’s most recent quantitative impairment test. The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors, including changes in the weighted average cost of capital for each of its indefinite-lived intangible assets since the date of the most recent quantitative test and the Company’s recent financial performance and updated financial forecasts as compared to those used in the most recent quantitative tests. After assessing these events and circumstances, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test was not required.

For the 2022 annual impairment test of the Warner’s tradename and the reacquired perpetual license rights recorded in connection with the Australia acquisition performed as of the beginning of the third quarter of 2022, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. With regard to the reacquired perpetual license rights, the Company determined that its fair value substantially exceeded its carrying amount and, therefore, the asset was not impaired. The fair value of the Warner’s tradename exceeded its carrying amount of $95.8 million by 4% at the testing date. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the related business would result in a change to the estimated fair value of the asset of approximately $7 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the asset of approximately $7 million. While the Warner’s tradename was not determined to be impaired, it may be at risk of future impairment if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

The fair value of the Warner’s tradename was determined using an income-based relief-from-royalty method. Under this method, the value of an asset is estimated based on the hypothetical cost savings that accrue as a result of not having to license the tradename from another party. These cash flows are discounted to present value using a discount rate that factors in the relative risk of the intangible asset. The Company discounted the cash flows used to value the Warner’s tradename at a rate of 16.0%. The fair value of the Company’s reacquired perpetual license rights recorded in connection with the Australia acquisition was determined using an income approach which estimates the net cash flows directly attributable to the subject intangible asset. These cash flows are discounted to present value using a discount rate that factors in the relative risk of the intangible asset. The Company discounted the cash flows used to value the reacquired perpetual license rights recorded in connection with the Australia acquisition at a rate of 19.0%. The Company classified the fair values of these indefinite-lived intangible assets as Level 3 fair value measurements due to the use of significant unobservable inputs.

8. RETIREMENT AND BENEFIT PLANS

The Company, as of October 30, 2022, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States who were hired prior to January 1, 2022, and who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/22	10/31/21	10/30/22	10/31/21

Service cost	$7.8	$9.9	$23.5	$30.4
Interest cost	6.3	6.2	19.0	18.6
Expected return on plan assets	(10.4)	(11.2)	(31.3)	(33.4)
Special termination benefits	—	0.2	—	0.5
Heritage Brands transaction gain	—	(1.5)	—	(1.5)
Total	$3.7	$3.6	$11.2	$14.6

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/22	10/31/21	10/30/22	10/31/21

Service cost	$0.6	$1.1	$1.9	$3.5
Interest cost	0.7	0.8	2.1	2.4
Special termination benefits	—	1.2	—	1.8
Heritage Brands transaction gain	—	(0.3)	—	(0.3)
Total	$1.3	$2.8	$4.0	$7.4

The Company completed the Heritage Brands transaction on the first day of the third quarter of 2021. In connection with the sale, the employment of certain employees based in the United States engaged in the Heritage Brands business was terminated during the third quarter of 2021. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits were accrued under the plans for these employees and as a result, the Company recognized a gain of $1.8 million in the third quarter of 2021, with a corresponding decrease to its pension benefit obligation. For certain eligible employees affected by the transaction, the Company provided an enhanced retirement benefit and as a result recognized $1.4 million of special termination benefit costs during the third quarter of 2021 with a corresponding increase to its pension benefit obligation. These amounts were included in other gain in the Company’s Consolidated Statement of Operations. Please see Note 4, “Acquisitions and Divestitures,” for further discussion of the sale of certain heritage brands trademarks and other assets.

The Company provided enhanced retirement benefits to terminated employees during the second quarter of 2021 and as a result recognized $0.9 million of special termination benefit costs with a corresponding increase to its pension benefit obligation.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021.

The components of net benefit cost are recorded in the Company’s Consolidated Statements of Operations as follows: (i) the service cost component is recorded in selling, general and administrative (“SG&A”) expenses, (ii) the Heritage Brands transaction gain and the related special termination benefit costs are recorded in other gain, and (iii) the other components are recorded in non-service related pension and postretirement income.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2022. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

The Company had $18.0 million of borrowings outstanding under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies as of October 30, 2022. The weighted average interest rate on funds borrowed as of October 30, 2022 was 0.17%. These facilities provided for borrowings of up to $182.6 million based on exchange rates in effect on October 30, 2022 and are utilized primarily to fund working capital needs. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended October 30, 2022 was $21.9 million.

Commercial Paper

The Company has the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had $80.0 million of borrowings outstanding under the commercial paper note program as of October 30, 2022. The weighted average interest rate on funds borrowed under the program as of October 30, 2022 was 4.05%. The maximum amount of borrowings temporarily outstanding under the program during the thirty-nine weeks ended October 30, 2022 was $130.0 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, the Company replaced its 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021, with a 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility matured on April 27, 2022, and was not replaced. The Company paid $0.8 million of debt issuance costs in connection with the 2021 facility, which were amortized over the term of the debt agreement. The Company had no borrowings outstanding under the 2021 facility during 2022 prior to its maturity on April 27, 2022.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	10/30/22	1/30/22	10/31/21

Senior unsecured Term Loan A facilities due 2024 (1)(2)	$437.2	$513.5	$743.4
7 3/4% debentures due 2023	99.9	99.8	99.8
3 5/8% senior unsecured euro notes due 2024 (2)	520.0	580.8	606.8
4 5/8% senior unsecured notes due 2025	496.7	495.7	495.4
3 1/8% senior unsecured euro notes due 2027 (2)	592.6	662.6	692.6
Total	2,146.4	2,352.4	2,638.0
Less: Current portion of long-term debt	37.3	34.8	32.8
Long-term debt	$2,109.1	$2,317.6	$2,605.2

(1) The outstanding principal balance for the United States dollar-denominated Term Loan A facility and the euro-denominated Term Loan A facility was zero and €440.6 million, respectively, as of October 30, 2022.

(2) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of October 30, 2022, January 30, 2022 and October 31, 2021.

The Company’s mandatory long-term debt repayments for the remainder of 2022 through 2027 were as follows as of October 30, 2022:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2022	$9.3
2023	137.3
2024	914.2
2025	500.0
2026	—
2027	597.1

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2022 through 2027 exceed the total carrying amount of the Company’s debt as of October 30, 2022 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of October 30, 2022, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company had loans outstanding of $437.2 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility, no borrowings outstanding under the senior unsecured revolving credit facilities, and $10.8 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of October 30, 2022.

The Company made payments totaling $22.5 million and $844.2 million on its term loans under the 2019 facilities during the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.

The current applicable margin with respect to the Euro TLA facility and each revolving credit facility as of October 30, 2022 was 1.250% for adjusted Eurocurrency rate loans and 0.250% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the Euro TLA facility and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The Company entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, the Company’s exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and the Company pays a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the thirty-nine weeks ended October 31, 2021 (no interest rate swap agreements were entered into or in effect during the thirty-nine weeks ended October 30, 2022):

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of October 30, 2022		Fixed Rate	Expiration Date
March 2020	February 2021	$50.0	$—	(1)	0.562%	February 2023
February 2020	February 2021	50.0	—	(1)	1.1625%	February 2023
February 2020	February 2020	50.0	—	(1)	1.2575%	February 2023
August 2019	February 2020	50.0	—	(1)	1.1975%	February 2022
June 2019	February 2020	50.0	—	(1)	1.409%	February 2022
June 2019	June 2019	50.0	—		1.719%	July 2021
January 2019	February 2020	50.0	—		2.4187%	February 2021
November 2018	February 2019	139.2	—		2.8645%	February 2021
October 2018	February 2019	115.7	—		2.9975%	February 2021
June 2018	August 2018	50.0	—		2.6825%	February 2021

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of October 30, 2022, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit outside of its 2019 facilities primarily to collateralize the Company’s insurance and lease obligations. The Company had $57.0 million of these standby letters of credit outstanding as of October 30, 2022.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended October 30, 2022 and October 31, 2021 were 19.8% and 20.7%, respectively. The effective income tax rate for the thirteen weeks ended October 30, 2022 reflected a $(46.1) million income tax benefit recorded on $(232.8) million of pre-tax losses. The effective income tax rate for the thirteen weeks ended October 31, 2021 reflected a $72.9 million income tax expense recorded on $352.6 million of pre-tax income.

The effective income tax rates for the thirteen weeks ended October 30, 2022 and October 31, 2021 were relatively flat as compared to the United States statutory income tax rate.

The effective income tax rates for the thirty-nine weeks ended October 30, 2022 and October 31, 2021 were 45.1% and 27.4%, respectively. The effective income tax rate for the thirty-nine weeks ended October 30, 2022 reflected a $50.7 million income tax expense recorded on $112.4 million of pre-tax income. The effective income tax rate for the thirty-nine weeks ended October 31, 2021 reflected a $212.1 million income tax expense recorded on $773.3 million of pre-tax income.

The effective income tax rate for the thirty-nine weeks ended October 30, 2022 was higher than the United States statutory income tax rate primarily due to (i) the impact of the $417.1 million noncash goodwill impairment charge recorded during the third quarter of 2022, which resulted in a pre-tax loss with no tax benefit and is factored into the annualized effective tax rate, and (ii) the mix of foreign and domestic pre-tax results, partially offset by (iii) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation and the settlement of a multi-year audit from an international jurisdiction.

The effective income tax rate for the thirty-nine weeks ended October 31, 2021 was higher than the United States statutory income tax rate primarily due to the tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) and the mix of foreign and domestic pre-tax results.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 15% corporate minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases. The corporate minimum tax will be effective in fiscal 2023 and the excise tax is effective January 1, 2023. Based on the Company’s current analysis, it does not expect the new law to have a material impact on its consolidated financial statements.

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

The Company also has exposure to interest rate volatility related to its 2019 facilities borrowings, which bear interest at a rate equal to an applicable margin plus a variable rate. The Company from time to time enters into interest rate swap agreements to hedge against a portion of the exposure related to its term loans under the 2019 facilities. No interest rate swap agreements were outstanding as of October 30, 2022 and January 30, 2022. As of October 30, 2022, approximately 80% of the Company’s long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable rate. Please see Note 9, “Debt,” for further discussion of the 2019 facilities and these agreements.

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

During the thirteen weeks ended October 31, 2021, the Company dedesignated certain cash flow hedges in connection with the voluntary payments that were made or expected to be made at the time under its USD TLA facility, as the underlying interest payments were no longer probable to occur, which resulted in the release of a $1.3 million loss from AOCL into the Company’s Consolidated Statement of Operations.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,013.9 million and $1,112.6 million, respectively, as of October 30, 2022, $1,361.7 million and $1,243.4 million, respectively, as of January 30, 2022 and $1,447.5 million and $1,299.4 million, respectively, as of October 31, 2021. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	10/30/22		1/30/22		10/31/21		10/30/22		1/30/22		10/31/21
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$95.3	$1.8	$48.0	$2.7	$25.1	$1.3	$2.9	$—	$0.6	$—	$1.4	$0.1
Interest rate swap agreements	—	—	—	—	—	—	—	—	—	—	0.3	—
Total contracts designated as cash flow hedges	95.3	1.8	48.0	2.7	25.1	1.3	2.9	—	0.6	—	1.7	0.1
Undesignated contracts:
Foreign currency forward exchange contracts	0.5	—	5.6	—	3.4	—	3.1	—	1.1	—	2.1	—
Interest rate swap agreements	—	—	—	—	—	—	—	—	—	—	0.5	0.1
Total undesignated contracts	0.5	—	5.6	—	3.4	—	3.1	—	1.1	—	2.6	0.1
Total	$95.8	$1.8	$53.6	$2.7	$28.5	$1.3	$6.0	$—	$1.7	$—	$4.3	$0.2

The notional amount outstanding of foreign currency forward exchange contracts was $1,307.0 million at October 30, 2022. Such contracts expire principally between November 2022 and March 2024.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain Recognized in Other Comprehensive Loss

(In millions)

Thirteen Weeks Ended	10/30/22	10/31/21
Foreign currency forward exchange contracts (inventory purchases)	$24.4	$17.2
Interest rate swap agreements	—	0.1
Foreign currency borrowings (net investment hedges)	27.6	27.4
Total	$52.0	$44.7

Thirty-Nine Weeks Ended	10/30/22	10/31/21
Foreign currency forward exchange contracts (inventory purchases)	$70.2	$82.0
Interest rate swap agreements	—	0.2
Foreign currency borrowings (net investment hedges)	132.6	54.7
Total	$202.8	$136.9

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	10/30/22	10/31/21		10/30/22	10/31/21
Foreign currency forward exchange contracts (inventory purchases)	$9.9	$(6.6)	Cost of goods sold	$1,006.6	$987.4
Interest rate swap agreements	—	(1.3)	SG&A (1)	1,085.0	1,097.3
Interest rate swap agreements	—	(0.7)	Interest expense	21.1	25.9
Total	$9.9	$(8.6)

Thirty-Nine Weeks Ended	10/30/22	10/31/21		10/30/22	10/31/21
Foreign currency forward exchange contracts (inventory purchases)	$13.6	$1.2	Cost of goods sold	$2,803.1	$2,817.2
Interest rate swap agreements	—	(1.3)	SG&A (1)	3,194.8	3,198.7
Interest rate swap agreements	—	(2.6)	Interest expense	65.9	83.7
Total	$13.6	$(2.7)

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during the thirteen weeks ended October 31, 2021 as discussed in the section entitled “Cash Flow Hedges” above.

A net gain in AOCL on foreign currency forward exchange contracts at October 30, 2022 of $113.8 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain (Loss) Recognized in Income (Expense)
Thirteen Weeks Ended	10/30/22	10/31/21
Foreign currency forward exchange contracts	$8.7	$(4.7)

Thirty-Nine Weeks Ended	10/30/22	10/31/21
Foreign currency forward exchange contracts	$35.3	$(6.9)

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

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of October 30, 2022.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	10/30/22				1/30/22				10/31/21
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$97.6	N/A	$97.6	N/A	$56.3	N/A	$56.3	N/A	$29.8	N/A	$29.8
Rabbi trust assets	0.7	5.1	N/A	5.8	—	0.3	N/A	0.3	N/A	N/A	N/A	N/A
Total Assets	$0.7	$102.7	N/A	$103.4	$—	$56.6	N/A	$56.6	N/A	$29.8	N/A	$29.8

Liabilities:
Foreign currency forward exchange contracts	N/A	$6.0	N/A	$6.0	N/A	$1.7	N/A	$1.7	N/A	$3.6	N/A	$3.6
Interest rate swap agreements	N/A	—	N/A	—	N/A	—	N/A	—	N/A	0.9	N/A	0.9
Total Liabilities	N/A	$6.0	N/A	$6.0	N/A	$1.7	N/A	$1.7	N/A	$4.5	N/A	$4.5

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

The Company established a rabbi trust that, beginning January 1, 2022, holds investments related to the Company’s supplemental savings plan. The rabbi trust assets, which generally mirror the investment elections made by eligible plan participants, were $5.8 million and $0.3 million as of October 30, 2022 and January 30, 2022, respectively, and recorded in the Company’s Consolidated Balance Sheets as follows: $0.4 million and $5.4 million were included in other current assets and other assets, respectively, as of October 30, 2022, and $0.3 million was included in other assets as of January 30, 2022. The corresponding deferred compensation liability was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets as of October 30, 2022 and January 30, 2022. Unrealized losses recognized on the rabbi trust investments were immaterial during the thirty-nine weeks ended October 30, 2022.

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

The following table shows the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the thirty-nine weeks ended October 30, 2022 and October 31, 2021, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
10/30/22	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$—	$—	$26.4
Property, plant and equipment, net	N/A	N/A	—	—	17.2
Goodwill	N/A	N/A	41.0	41.0	417.1

10/31/21
Operating lease right-of-use assets	N/A	N/A	—	—	17.8
Property, plant and equipment, net	N/A	N/A	—	—	17.3

Operating lease right-of-use assets with a carrying amount of $26.4 million and property, plant and equipment with a carrying amount of $17.2 million were written down to a fair value of zero during the thirty-nine weeks ended October 30, 2022 in connection with the Company’s decision in the second quarter of 2022 to exit from its Russia business. Please see Note 16, “Exit Activity Costs,” for further discussion of the Russia business exit costs. Fair value of the Company’s operating lease right-of-use assets and property, plant and equipment were determined to be zero in line with the Company’s estimated future cash flows for the Russia business asset group.

Goodwill with a carrying amount of $458.1 million was written down to a fair value of $41.0 million during the thirty-nine weeks ended October 30, 2022. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

The $460.7 million of impairment charges during the thirty-nine weeks ended October 30, 2022 were recorded in the Company’s Consolidated Statement of Operations, of which $417.1 was included in goodwill impairment and $43.6 million was included in SG&A expenses. The $460.7 million of impairment charges were recorded to the Company’s segments as follows: $177.2 million in the Tommy Hilfiger North America segment, $162.6 million in the Calvin Klein North America segment, $87.2 million in the Calvin Klein International segment and $33.7 million in the Tommy Hilfiger International segment.

Operating lease right-of-use assets with a carrying amount of $17.8 million and property, plant and equipment with a carrying amount of $17.3 million were written down to a fair value of zero during the thirty-nine weeks ended October 31, 2021 primarily as a result of actions taken by the Company to reduce its real estate footprint, including reductions in office space. Please see Note 16, “Exit Activity Costs,” for further discussion of these restructuring activities. Fair value of the Company’s operating lease right-of-use assets was determined based on the discounted cash flows of estimated sublease income using market participant assumptions, which considered the short length of the remaining lease term for certain of these assets, and current real estate trends and market conditions. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using market participant assumptions.

The $35.1 million of impairment charges during the thirty-nine weeks ended October 31, 2021 were included in SG&A expenses in the Company’s Consolidated Statement of Operations and recorded to the Company’s segments as follows: $1.4 million in the Heritage Brands Wholesale segment and $33.7 million in corporate expenses not allocated to any reportable segments.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	10/30/22		1/30/22		10/31/21
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$457.0	$457.0	$1,242.5	$1,242.5	$1,298.7	$1,298.7
Short-term borrowings	98.0	98.0	10.8	10.8	27.8	27.8
Long-term debt (including portion classified as current)	2,146.4	2,031.7	2,352.4	2,522.4	2,638.0	2,853.3

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

The Company may grant the following types of incentive awards under the Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; (vii) performance share units (“PSUs”); and (viii) other stock-based awards. Each award granted under the Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines. Awards granted under the Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets. When estimating the grant date fair value of stock-based awards, the Company considers whether an adjustment is required to the closing price or the expected volatility of its common stock on the date of grant when the Company is in possession of material non-public information. No such adjustments were made to the grant date fair value of awards granted during the thirty-nine weeks ended October 30, 2022.

Through October 30, 2022, the Company has granted under the Plan (i) service-based non-qualified stock options, referred to as “stock options” below, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There were no shares of restricted stock or contingently issuable RSUs outstanding as of October 30, 2022.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares.

Net income for the thirty-nine weeks ended October 30, 2022 and October 31, 2021 included $35.3 million and $35.8 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $4.5 million and $5.0 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions during the thirty-nine weeks ended October 30, 2022 and October 31, 2021 were $3.6 million and $7.1 million, respectively. The tax benefits realized included discrete net excess tax deficiencies of $1.9 million recognized in the Company’s provision for income taxes during the thirty-nine weeks ended October 30, 2022. Discrete net excess tax deficiencies recognized in the Company’s provision for income taxes were immaterial for the thirty-nine weeks ended October 31, 2021.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirty-nine weeks ended October 30, 2022 and October 31, 2021 and the resulting weighted average grant date fair value per stock option:

	10/30/22	10/31/21
Weighted average risk-free interest rate	2.50%	1.24%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	47.34%	47.58%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$34.27	$48.28

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the stock options granted during the thirty-nine weeks ended October 31, 2021 was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 15, “Stockholders' Equity,” for further discussion of dividends on the Company’s common stock.

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Stock option activity for the thirty-nine weeks ended October 30, 2022 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at January 30, 2022	688	$103.40
Granted	134	71.51
Exercised	—	—
Forfeited / Expired	98	103.42
Outstanding at October 30, 2022	724	$97.48
Exercisable at October 30, 2022	481	$108.43

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

RSU activity for the thirty-nine weeks ended October 30, 2022 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 30, 2022	1,176	$88.09
Granted	696	71.08
Vested	405	92.16
Forfeited	126	85.93
Non-vested at October 30, 2022	1,341	$78.24

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the thirty-nine weeks ended October 30, 2022 and October 31, 2021 and the resulting weighted average grant date fair value:

	10/30/22	10/31/21
Weighted average risk-free interest rate	2.91%	0.33%
Weighted average Company volatility	64.02%	60.69%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$103.36	$159.29

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for the term corresponding to the three-year performance period. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the three-year performance period. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the PSUs granted during the thirty-nine weeks ended October 31, 2021 was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 15, “Stockholders' Equity,” for further discussion of dividends on the Company’s common stock.

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 6.90% in 2022 and 8.40% in 2021 for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the thirty-nine weeks ended October 30, 2022 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 30, 2022	248	$93.15
Granted	72	87.16
Reduction due to market conditions not satisfied	67	118.28
Vested	—	—
Forfeited	2	77.54
Non-vested at October 30, 2022	251	$84.98

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended October 30, 2022 and October 31, 2021:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain on effective cash flow hedges	Total
Balance, January 30, 2022	$(665.9)		$53.2	$(612.7)
Other comprehensive (loss) income before reclassifications	(261.7)	(1)(2)	51.5	(210.2)
Less: Amounts reclassified from AOCL	(3.4)	(3)	9.8	6.4
Other comprehensive (loss) income	(258.3)		41.7	(216.6)
Balance, October 30, 2022	$(924.2)		$94.9	$(829.3)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 31, 2021	$(481.6)		$(37.5)	$(519.1)
Other comprehensive (loss) income before reclassifications	(79.7)	(1)(2)	74.6	(5.1)
Less: Amounts reclassified from AOCL	—		0.2	0.2
Other comprehensive (loss) income	(79.7)		74.4	(5.3)
Balance, October 31, 2021	$(561.3)		$36.9	$(524.4)

(1) Foreign currency translation adjustments included a net gain on net investment hedges of $99.6 million and $41.3 million during the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

(3) Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

The following table presents reclassifications from AOCL to earnings for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021:

	Amount Reclassified from AOCL					Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/22	10/31/21	10/30/22		10/31/21
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$9.9	$(6.6)	$13.6		$1.2	Cost of goods sold
Interest rate swap agreements	—	(1.3)	—		(1.3)	SG&A (1)
Interest rate swap agreements	—	(0.7)	—		(2.6)	Interest expense
Less: Tax effect	2.7	(1.9)	3.8		(2.9)	Income tax (benefit) expense
Total, net of tax	$7.2	$(6.7)	$9.8		$0.2

Foreign currency translation adjustments:
Karl Lagerfeld transaction	$—	$—	$(3.4)	(2)	$—	Equity in net income of unconsolidated affiliates
Less: Tax effect	—	—	—		—	Income tax (benefit) expense
Total, net of tax	$—	$—	$(3.4)		$—

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during the thirteen weeks ended October 31, 2021. Please see Note 11, “Derivative Financial Instruments,” for further discussion.

(2) Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

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

The Company suspended share repurchases under the stock repurchase program beginning in March 2020 in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of a waiver the Company obtained in June 2020 of certain covenants under its senior unsecured credit facilities (referred to as the “June 2020 Amendment”), the Company was not permitted to make share repurchases during the relief period. However, effective June 10, 2021, the relief period under the June 2020 Amendment was terminated and the Company was permitted to resume share repurchases at management’s discretion, which it did starting in the third quarter of 2021. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the terms of the June 2020 Amendment and the relief period.

During the thirty-nine weeks ended October 31, 2021, following termination of the relief period in June 2021, the Company purchased 1.4 million shares of its common stock under the program in open market transactions for $148.7 million. During the thirty-nine weeks ended October 30, 2022, the Company purchased 5.1 million shares of its common stock under the program in open market transactions for $326.3 million. As of October 30, 2022, the repurchased shares were held as treasury stock and $896.6 million of the authorization remained available for future share repurchases.

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

Following termination of the relief period in June 2021, the Company declared on October 29, 2021 a $0.0375 per share dividend on its common stock, in respect of which the Company subsequently made dividend payments totaling $2.7 million on December 17, 2021 to its common stockholders of record on November 24, 2021. The Company declared and paid $7.7 million of dividends on its common stock during the thirty-nine weeks ended October 30, 2022, including a $0.0375 per share dividend paid on each of March 30, 2022, June 29, 2022 and September 28, 2022 to its common stockholders of record on March 11, 2022, June 8, 2022 and September 7, 2022, respectively.

16. EXIT ACTIVITY COSTS

2022 Cost Savings Initiative

The Company announced in August 2022 it would be taking steps to streamline its organization and simplify its ways of working. The Company plans to reduce people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement. The Company expects these reductions will generate annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded pre-tax costs during the thirteen and thirty-nine weeks ended October 30, 2022 related to initial actions taken under the plan, as shown in the following table. The Company expects to incur additional costs in connection with this initiative, however the additional costs are not known at this time.

(In millions)	Costs Incurred During the Thirteen and Thirty-Nine Weeks Ended 10/30/22
Severance, termination benefits and other employee costs	$16.7

Of the charges incurred during the thirteen and thirty-nine weeks ended October 30, 2022, $4.2 million relate to SG&A expenses of the Tommy Hilfiger North America segment, $2.1 million relate to SG&A expenses of the Tommy Hilfiger International segment, $4.0 million relate to SG&A expenses of the Calvin Klein North America segment, $2.7 million relate to SG&A expenses of the Calvin Klein International segment, $2.2 million relate to SG&A expenses of the Heritage Brands Wholesale segment and $1.5 million relate to corporate SG&A expenses not allocated to any reportable segment. Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at October 30, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During theThirty-Nine Weeks Ended 10/30/22	Costs Paid During theThirty-Nine Weeks Ended 10/30/22	Liability at 10/30/22
Severance, termination benefits and other employee costs	$—	$16.7	$1.9	$14.8

Russia Business Exit Costs

As a result of the war in Ukraine, the Company made the decision in the second quarter of 2022 to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. In connection with this exit, the Company recorded pre-tax costs during the thirty-nine weeks ended October 30, 2022 as shown in the following table. All expected costs related to the exit from the Russia business were incurred during the thirty-nine weeks ended October 30, 2022.

(In millions)	Costs Incurred During the Thirty-Nine Weeks Ended 10/30/22
Severance, termination benefits and other employee costs	$2.1
Long-lived asset impairments	43.6
Contract termination and other costs	4.8
Total	$50.5

Of the charges incurred during the thirty-nine weeks ended October 30, 2022, $36.7 million relate to SG&A expenses of the Tommy Hilfiger International segment and $13.8 million relate to SG&A expenses of the Calvin Klein International segment. Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 12, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during the thirty-nine weeks ended October 30, 2022.

The liabilities at October 30, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During theThirty-Nine Weeks Ended 10/30/22	Costs Paid During theThirty-Nine Weeks Ended 10/30/22	Liability at 10/30/22
Severance, termination benefits and other employee costs	$—	$2.1	$1.0	$1.1
Contract termination and other costs	—	4.8	0.4	4.4
Total	$—	$6.9	$1.4	$5.5

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

The liabilities at October 30, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During theThirty-Nine Weeks Ended 10/30/22	Costs Paid During theThirty-Nine Weeks Ended 10/30/22	Liability at 10/30/22
Severance, termination benefits and other employee costs	$6.2	$—	$2.6	$3.6

Heritage Brands Retail Exit Costs

The Company announced in July 2020 plans to streamline its North American operations to better align its business with the evolving retail landscape, including the exit from its Heritage Brands Retail business, which consisted of 162 directly operated stores in North America and was substantially completed in the second quarter of 2021. In connection with the exit from the Heritage Brands Retail business, the Company recorded pre-tax costs during the thirty-nine weeks ended October 31, 2021 and recorded total cumulative costs during 2020 and 2021 as shown in the table below. All expected costs related to the exit from the Heritage Brands Retail business were incurred by the end of 2021.

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

The liabilities at October 30, 2022 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During theThirty-Nine Weeks Ended 10/30/22	Costs Paid During theThirty-Nine Weeks Ended 10/30/22	Liability at 10/30/22
Severance, termination benefits and other employee costs	$3.5	$—	$3.5	$—
Contract termination and other costs	2.4	—	2.4	—
Total	$5.9	$—	$5.9	$—

17. NET (LOSS) INCOME PER COMMON SHARE

The Company computed its basic and diluted net (loss) income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	10/30/22	10/31/21	10/30/22	10/31/21

Net (loss) income attributable to PVH Corp.	$(186.7)	$279.7	$61.7	$561.5

Weighted average common shares outstanding for basic net (loss) income per common share	64.8	70.9	66.5	71.2
Weighted average impact of dilutive securities	—	1.1	0.5	1.1
Total shares for diluted net (loss) income per common share	64.8	72.0	67.0	72.3

Basic net (loss) income per common share attributable to PVH Corp.	$(2.88)	$3.94	$0.93	$7.89

Diluted net (loss) income per common share attributable to PVH Corp.	$(2.88)	$3.89	$0.92	$7.77

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/22	10/31/21	10/30/22	10/31/21

Weighted average potentially dilutive securities	2.2	0.6	1.5	0.7

Diluted net loss per common share attributable to PVH Corp. for the thirteen weeks ended October 30, 2022 excluded all potentially dilutive securities because there was a net loss attributable to PVH Corp. for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of October 30, 2022 and October 31, 2021 and, therefore, were excluded from the calculation of diluted net (loss) income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.4 million and 0.1 million as of October 30, 2022 and October 31, 2021, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash Investing and Financing Transactions

Omitted from the Company’s Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2022 and October 31, 2021 were capital expenditures related to property, plant and equipment of $30.6 million and $40.4 million, respectively, that were accrued and not yet paid as of the end of the respective periods.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2022 and October 31, 2021 were $2.2 million and $4.4 million respectively, of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective periods.

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

Lease Transactions

Supplemental cash flow information related to leases was as follows:

	Thirty-Nine Weeks Ended
(In millions)	10/30/22	10/31/21
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$341.4	$369.0
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	3.0	3.9
Noncash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	208.2	210.5
Right-of-use assets obtained in exchange for new finance lease liabilities	6.2	2.1

The Company has sought concessions from landlords for certain of its stores affected by temporary closures as a result of the COVID-19 pandemic in the form of rent deferrals or rent abatements. Consistent with updated guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2020, the Company elected to treat COVID-19 related rent concessions as though enforceable rights and obligations for those concessions existed in the original contract. As such, rent abatements negotiated with landlords are recorded as a reduction to variable lease expense included in SG&A expenses in the Company’s Consolidated Statements of Operations. The Company recorded $1.6 million and $4.0 million of rent abatements during the thirteen and thirty-nine weeks ended October 30, 2022, respectively. The Company recorded $4.2 million and $24.8 million of rent abatements during the thirteen and thirty-nine weeks ended October 31, 2021, respectively. Rent deferrals have no impact to lease expense and amounts deferred and payable in future periods are included in the current portion of operating lease liabilities in the Company’s Consolidated Balance Sheets.

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

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/30/22	(1)	10/31/21	(1)	10/30/22	(1)	10/31/21	(1)
Revenue – Tommy Hilfiger North America
Net sales	$307.2		$269.2		$830.9		$747.8
Royalty revenue	24.3		25.2		62.2		58.2
Advertising and other revenue	6.7		6.8		16.1		14.9
Total	338.2		301.2		909.2		820.9

Revenue – Tommy Hilfiger International
Net sales	805.9		895.8		2,345.7		2,532.1
Royalty revenue	16.9		16.5		46.3		42.5
Advertising and other revenue	5.9		4.2		15.1		11.4
Total	828.7		916.5		2,407.1		2,586.0

Revenue – Calvin Klein North America
Net sales	314.7		292.1		872.6		809.1
Royalty revenue	49.8		42.7		126.2		103.0
Advertising and other revenue	15.8		14.6		41.3		34.6
Total	380.3		349.4		1,040.1		946.7

Revenue – Calvin Klein International
Net sales	570.0		597.9		1,677.8		1,683.5
Royalty revenue	14.1		12.5		38.3		34.0
Advertising and other revenue	2.1		1.3		6.5		4.5
Total	586.2		611.7		1,722.6		1,722.0

Revenue – Heritage Brands Wholesale
Net sales	146.9		153.0		455.4		561.9
Royalty revenue	0.3		0.5		0.7		10.3
Advertising and other revenue	0.2		0.2		0.4		1.6
Total	147.4		153.7		456.5		573.8

Revenue – Heritage Brands Retail
Net sales	—		—		—		75.6
Royalty revenue	—		—		—		—
Advertising and other revenue	—		—		—		—
Total	—		—		—		75.6

Total Revenue
Net sales	2,144.7		2,208.0		6,182.4		6,410.0
Royalty revenue	105.4		97.4		273.7		248.0
Advertising and other revenue	30.7		27.1		79.4		67.0
Total	$2,280.8		$2,332.5		$6,535.5		$6,725.0

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/22	10/31/21	10/30/22	10/31/21
Wholesale net sales	$1,287.1	$1,308.4	$3,596.2	$3,756.3

Owned and operated retail stores	710.7	737.1	2,113.9	2,131.7
Owned and operated digital commerce sites	146.9	162.5	472.3	522.0
Retail net sales	857.6	899.6	2,586.2	2,653.7
Net sales	2,144.7	2,208.0	6,182.4	6,410.0

Royalty revenue	105.4	97.4	273.7	248.0
Advertising and other revenue	30.7	27.1	79.4	67.0
Total	$2,280.8	$2,332.5	$6,535.5	$6,725.0

The Company’s (loss) income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/30/22	(1)	10/31/21	(1)	10/30/22	(1)	10/31/21	(1)
(Loss) income before interest and taxes – Tommy Hilfiger North America	$(169.9)	(3)(4)	$(1.2)		$(184.8)	(3)(4)	$18.4	(8)

Income before interest and taxes – Tommy Hilfiger International	121.7	(4)	178.6		349.6	(4)(6)	510.7	(8)

(Loss) income before interest and taxes – Calvin Klein North America	(140.0)	(3)(4)	20.5		(106.4)	(3)(4)	59.4	(8)

Income before interest and taxes – Calvin Klein International	12.1	(3)(4)	110.9		187.6	(3)(4)(6)	306.2	(8)

Income before interest and taxes – Heritage Brands Wholesale	7.3	(4)	116.7	(5)	37.5	(4)	160.1	(5)

Loss before interest and taxes – Heritage Brands Retail	—		—		—		(33.9)	(9)

Loss before interest and taxes – Corporate(2)	(45.2)	(4)	(48.3)		(110.2)	(4)(7)	(167.3)	(8)

(Loss) income before interest and taxes	$(214.0)		$377.2		$173.3		$853.6

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

(3) (Loss) income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2022 included a noncash goodwill impairment charge of $417.1 million. The $417.1 million goodwill impairment charge was included in the Company’s segments as follows: $177.2 million in Tommy Hilfiger North America, $162.6 million in Calvin Klein North America and $77.3 million in Calvin Klein International. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

(4) (Loss) income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2022 included costs of $16.7 million incurred related to the cost savings initiative described in Note 16, “Exit Activity Costs,” consisting of severance. Such costs were included in the Company’s segments as follows: $4.2 million in Tommy Hilfiger North America, $2.1 million in Tommy Hilfiger International, $4.0 million in Calvin Klein North America, $2.7 million in Calvin Klein International, $2.2 million in Heritage Brands Wholesale and $1.5 million in corporate expenses not allocated to any reportable segments. Please see Note 16, “Exit Activity Costs,” for further discussion.

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

(6) Income before interest and taxes for the thirty-nine weeks ended October 30, 2022 included costs of $50.5 million incurred in connection with the Company’s decision to exit from its Russia business, principally consisting of noncash asset impairments. Such costs were included in the Company’s segments as follows: $36.7 million in Tommy Hilfiger International and $13.8 million in Calvin Klein International. Please see Note 16, “Exit Activity Costs,” for further discussion.

(7) Loss before interest and taxes for the thirty-nine weeks ended October 30, 2022 included a gain of $16.1 million in connection with the Karl Lagerfeld transaction. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion.

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

(9) Loss before interest and taxes for the thirty-nine weeks ended October 31, 2021 included costs and operating losses associated with the wind down of the Heritage Brands Retail business that was substantially completed in the second quarter of 2021. Please see Note 16, “Exit Activity Costs,” for further discussion.
Intersegment transactions, which primarily consist of transfers of inventory, are not material.

20. GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of October 30, 2022 was approximately $9.0 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of October 30, 2022, January 30, 2022 and October 31, 2021.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of October 30, 2022 was approximately $4.2 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2025 and 2028. The liability for these guarantee obligations was immaterial as of October 30, 2022, January 30, 2022 and October 31, 2021.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

21. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The FASB issued in November 2021 an update to accounting guidance requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (i) the types of transactions, (ii) the accounting for those transactions, and (iii) the effect of those transactions on an entity’s financial statements. The Company adopted the update in the first quarter of 2022 using the prospective approach. The adoption of the update did not have any impact on the Company’s consolidated financial statements footnote disclosures as the amount of government assistance recorded in the Company’s consolidated financial statements as of and for the thirty-nine weeks ended October 30, 2022 was immaterial.

Accounting Guidance Issued But Not Adopted as of October 30, 2022

The FASB issued in September 2022 an update to accounting guidance requiring disclosures that increase the transparency surrounding the use of supplier finance programs, including the key terms of the programs, and information about the obligations under these programs, including a rollforward of those obligations. The update does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The update will be effective for the Company in the first quarter of 2023 on a retrospective basis, except for the requirement to disclose rollforward information, which will be effective for the Company in the first quarter of 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the update to determine the impact the adoption will have on the Company’s consolidated financial statements footnote disclosures related to its supply chain finance program.

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

22. OTHER COMMENTS

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended October 30, 2022 totaled $93.1 million and $259.9 million, respectively. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended October 31, 2021 totaled $80.7 million and $244.7 million, respectively.

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $50.9 million, $61.9 million and $64.3 million as of October 30, 2022, January 30, 2022 and October 31, 2021, respectively.

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

In addition, our revenue in the thirteen and thirty-nine weeks ended October 30, 2022 reflected a reduction of approximately $37 million and $92 million respectively, as compared to the prior year periods, as a result of the war in Ukraine. Our net income in the thirteen and thirty-nine weeks ended October 30, 2022 also reflected a reduction of approximately $13 million and $32 million, respectively, apart from the $50 million of pre-tax costs discussed above, as well as the related tax impact, as compared to the prior year periods. We currently expect the impact of the war in Ukraine will have a negative impact on our full year 2022 revenue of approximately $140 million, or 2%, and on our full year 2022 net income of approximately $45 million, apart from the $50 million of pre-tax costs discussed above. Approximately 2% of our revenue in 2021 was generated in Russia, Belarus and Ukraine.

The war also has led to, and may lead to further, broader macroeconomic implications, including the weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending. There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts on the broader European market, will impact our business, financial condition and results of operations for the remainder of 2022 and beyond.

Inflationary Pressures

We believe inflationary pressures have negatively impacted our revenue and earnings during the first nine months of 2022 and are expected to continue to negatively impact our revenue and earnings for the remainder of the year and into the following year, including (i) increased costs of labor, raw materials and freight and (ii) beginning late in the second quarter, a slowdown in consumer demand for our products.

We implemented price increases in certain regions and for certain product categories during 2022 to mitigate the higher costs. However, the extent to which we will be able to implement further price increases in the future may be limited, particularly as inflationary pressures have slowed consumer demand for our products, as consumers reduce discretionary spend and certain of our wholesale customers take a more cautious approach, particularly in North America and to a lesser extent in Europe. We also expect the increased promotional environment in all channels to continue due to elevated inventory levels industry-wide compared to consumer demand. Inflation did not have a significant impact on our results of operations in 2021.

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

COVID-related pressures have continued into 2022, although to a much lesser extent than in the prior year period in all regions except China, as strict lockdowns in China have resulted, and continue to result, in extensive temporary store closures and significant reductions in consumer traffic and purchasing, as well as have impacted certain warehouses, which resulted in the temporary pause of deliveries to our wholesale customers and from our digital commerce businesses in the first half of 2022.

In addition, our North America stores have been, and are expected to continue to be, challenged by the significant decrease in international tourists coming to the United States, although to a lesser extent than in 2021. Stores located in international tourist destinations have historically represented a significant portion of this business.

Our brick and mortar wholesale customers and our licensing partners also have experienced significant business disruptions as a result of the pandemic. Our wholesale customers and franchisees globally generally have experienced temporary store closures and operating restrictions and obstacles in the same countries and at the same times as us.

Our digital channels, which have historically represented a less significant portion of our overall business, experienced exceptionally strong growth during 2020 and into the first quarter of 2021, both with respect to sales to our traditional and pure play wholesale customers, as well as within our own directly operated digital commerce businesses across all brand businesses and regions. Digital growth was less pronounced during the remainder of 2021 as stores reopened and capacity restrictions lessened. We currently expect sales through our digital channels to decrease 10% in 2022 compared to 2021, inclusive of a negative impact of approximately 9% related to foreign currency translation, with digital penetration as a percentage of total revenue expected to remain consistent with 2021 at nearly 25%.

In addition, the pandemic has impacted, and continues to impact, our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries has delayed and could continue to delay product orders and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions have impacted, and continue to impact, our inventory levels, including in-transit goods, which currently remain elevated as compared to 2021, and our sales volumes, although the impacts were not as pronounced as of the end of the third quarter of 2022 as compared to the preceding 12 to 18 months. We have incurred beginning in the second half of 2021 and through the first half of 2022 higher air freight and other logistics costs in connection with these disruptions. To mitigate the supply chain and logistics disruptions, we have increased our core product inventory levels.

Outlook Uncertainty due to War in Ukraine, Inflation, and COVID-19

There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine, the COVID-19 pandemic and foreign currency volatility. Our 2022 outlook assumes no material worsening of current conditions. Our revenue and earnings for the remainder of 2022 may be subject to significant material change.

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

The following actions, transactions and events, in addition to the exit from our Russia business discussed above, have impacted our results of operations and the comparability among the periods, including our full year 2022 expectations as compared to the full year 2021, as discussed below:

•We recorded a pre-tax noncash goodwill impairment charge of $417 million in the third quarter of 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven by a significant increase in discount rates as a result of current economic conditions. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We announced in August 2022 plans to reduce people costs in our global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement (the “2022 cost savings initiative”), which is expected to result in annual cost savings of approximately $100 million, net of continued strategic people investments. We recorded pre-tax costs of $17 million during the third quarter of 2022, consisting of severance related to initial actions taken under the plans. We expect to incur additional costs in connection with the 2022 cost savings initiative, however the additional costs are not known at this time. Please see Note 16, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

•We completed the sale of certain of our heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business with a net carrying value of $98 million, to Authentic Brands Group (“ABG”) and other parties (the “Heritage Brands transaction”), on the first day of the third quarter of 2021 for net proceeds of $216 million. We recorded an aggregate net pre-tax gain of $113 million in the third quarter of 2021 in connection with the transaction, consisting of (i) a gain of $119 million, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell, and a net gain on our retirement plans associated with the transaction, partially offset by (ii) $6 million of pre-tax severance costs. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the transaction.

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

•We announced in July 2020 a plan to exit our Heritage Brands Retail business, which was substantially completed in the second quarter of 2021. We recorded pre-tax costs of $21 million during 2021 in connection with the exit from the Heritage Brands Retail business, consisting of $11 million of severance and other termination benefits, $6 million of accelerated amortization of lease assets and (iii) $4 million of contract termination and other costs. All costs related to the exit from the Heritage Brands Retail business were substantially incurred by the end of the second quarter of 2021. Please see Note 16, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 60% of our 2021 revenue was subject to foreign currency translation. The United States dollar weakened against the euro, which is the foreign currency in which we transact the most business, in the first half of 2021, but then strengthened in the second half of 2021. The United States dollar continued to strengthen against the euro, as well as against most major currencies, during the nine months ended October 30, 2022. We currently expect our 2022 revenue and net income to decrease by approximately $670 million and $75 million, respectively, due to the impact of foreign currency translation.

There also is a transactional impact of foreign exchange on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. Our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations in the year following their inception, as the underlying inventory hedged by the contracts is sold. We currently expect our 2022 net income to decrease by approximately $25 million due to the transactional impact of foreign currency. Given the current exchange rates, particularly the euro, we also expect our 2023 net income to decrease due to the transactional impact of foreign currency, and by a greater amount than in 2022, with an expected negative impact to our 2023 gross margin of approximately 100 basis points.

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

We conduct business in countries that are or have been subject to significant inflation rates. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate has surpassed 100%. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during the thirteen and thirty-nine weeks ended October 30, 2022. As of October 30, 2022, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

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

Due to the above seasonal factors, as well as the COVID-19 pandemic, including the pandemic-related supply chain and logistics disruptions, our results of operations for the thirteen and thirty-nine weeks ended October 30, 2022 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended October 30, 2022 Compared With Thirteen Weeks Ended October 31, 2021

Total Revenue

Total revenue in the third quarter of 2022 was $2.281 billion as compared to $2.333 billion in the third quarter of the prior year. The decrease in revenue of $52 million, or 2%, included (i) a 9% negative impact of foreign currency translation and (ii) a 2% reduction resulting from the impact of the war in Ukraine, including closures of our stores in Russia, the cessation of wholesale shipments to Russia and Belarus, and a reduction in wholesale shipments to Ukraine, and included the following:

•The net reduction of an aggregate $51 million of revenue, or a 4% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $135 million, or 11%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 10% (including a 14% negative foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 12%.

•The net addition of an aggregate $5 million of revenue, or a 1% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $82 million, or 9%, related to foreign currency translation. Calvin Klein International segment revenue decreased 4% (including a 13% negative foreign currency impact). Revenue in our Calvin Klein North America segment increased 9%.

•The reduction of $6 million of revenue, or a 4% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment.

Our revenue through our direct-to-consumer distribution channel in the third quarter of 2022 decreased 5%, including a 10% negative foreign currency impact. Sales through our directly operated digital commerce businesses decreased 10%, including an 11% negative foreign currency impact. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, was approximately 20% of total revenue. Our revenue through our wholesale distribution channel decreased 2% in the third quarter of 2022, inclusive of a 10% negative foreign currency impact.

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

Gross profit in the third quarter of 2022 was $1.274 billion, or 55.9% of total revenue, as compared to $1.345 billion, or 57.7% of total revenue, in the third quarter of the prior year. The 180 basis point decrease was primarily driven by (i) higher product, freight and other logistics costs as compared to the third quarter of the prior year, as a result of the inflationary pressures, (ii) increased promotional activity as compared to the third quarter of the prior year, due to elevated inventory levels industry-wide compared to consumer demand, and (iii) a negative impact of foreign currency translation of approximately 40 basis points. These decreases were partially offset by price increases that were implemented in certain regions and for certain product categories during 2022.

SG&A Expenses

SG&A expenses in the third quarter of 2022 were $1.085 billion, or 47.6% of total revenue, as compared to $1.097 billion, or 47.0% of total revenue, in the third quarter of the prior year. The 60 basis point increase was due in part to costs incurred in connection with the 2022 cost savings initiative.

Goodwill Impairment

We recorded a pre-tax noncash goodwill impairment charge of $417 million in the third quarter of 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven by a significant increase in discount rates, as a result of current economic conditions. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the third quarter of 2022 was $3 million as compared to $4 million in the third quarter of the prior year. Please see Note 8, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Other Gain

We recorded a gain of $119 million during the third quarter of 2021 in connection with the Heritage Brands transaction. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $11 million in the third quarter of 2022 as compared to $6 million in the third quarter of the prior year. These amounts relate to our share of income from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada. The equity in net income for the third quarter of 2022 increased as compared to 2021 primarily due to an increase in income attributable to our joint venture in Mexico. Our investments in the joint ventures are being accounted for under the equity method of accounting.

Interest Expense, Net

Interest expense, net decreased to $19 million in the third quarter of 2022 from $25 million in the third quarter of the prior year, primarily due to the impact of $1.030 billion of voluntary long-term debt repayments made during 2021.

Income Taxes

The effective income tax rate for the third quarter of 2022 was 19.8% compared to 20.7% in the third quarter of the prior year. The effective income tax rate for the third quarter of 2022 reflected a $(46) million income tax benefit recorded on $(233) million of pre-tax losses. The effective income tax rate for the third quarter of 2021 reflected a $73 million income tax expense recorded on $353 million of pre-tax income.

Our effective income tax rates for the third quarters of 2022 and 2021 were relatively flat as compared to the United States statutory income tax rate.

Thirty-Nine Weeks Ended October 30, 2022 Compared With Thirty-Nine Weeks Ended October 31, 2021

Total Revenue

Total revenue in the thirty-nine weeks ended October 30, 2022 was $6.536 billion as compared to $6.725 billion in the thirty-nine week period of the prior year. The decrease in revenue of $189 million, or 3%, included (i) a 7% negative impact of foreign currency translation, (ii) a 3% reduction resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business and (iii) a 1% reduction resulting from the impact of the war in Ukraine, including closures of our stores in Russia, the cessation of wholesale shipments to Russia and Belarus, and a reduction in wholesale shipments to Ukraine, and included the following:

•The net reduction of an aggregate $91 million of revenue, or a 3% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $303 million, or 9%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 7% (including a 12% negative foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 11%.

•The addition of an aggregate $94 million of revenue, or a 4% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $182 million, or 7%, related to foreign currency translation. Calvin Klein International segment revenue was relatively flat (including a 10% negative foreign currency impact). Revenue in our Calvin Klein North America segment increased 10%.

•The reduction of an aggregate $193 million of revenue, or a 30% decrease compared to the prior year period, attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, which includes a 30% decline resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business.

Our revenue through our direct-to-consumer distribution channel in the thirty-nine weeks ended October 30, 2022 decreased 3%, including an 8% negative foreign currency impact and a 3% reduction resulting from the exit of the Heritage Brands Retail business. Sales through our directly operated digital commerce businesses decreased 10%, including an 8% negative foreign currency impact, following exceptionally strong growth in 2021. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses was approximately 21% of total revenue. Our revenue through our wholesale distribution channel decreased 4% in the thirty-nine weeks ended October 30, 2022, inclusive of an 8% negative foreign currency impact and a 3% reduction resulting from the Heritage Brands transaction.

We currently expect total revenue for the fourth quarter and full year 2022 to decrease approximately 4% and 3%, respectively, compared to 2021, inclusive of a negative impact of approximately 8% and 7%, respectively, related to foreign currency translation. In addition, our fourth quarter and full year 2022 outlook includes a 2% reduction in revenue resulting from the impact of the war in Ukraine and our full year 2022 outlook also includes a 2% reduction in revenue resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business. Our revenue outlook reflects our current expectation with regard to the negative impacts that the challenges in the global macroeconomic environment and trends within the retail industry will have on our revenue in the fourth quarter of 2022, including as a result of lower consumer demand due to inflationary pressures, as consumers reduce discretionary spend and certain wholesale customers take a more cautious approach, particularly in North America and to a lesser extent in Europe. We currently expect our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, as a percentage of total revenue to remain consistent with 2021 at nearly 25%. There continues to be significant uncertainty in the current macroeconomic environment due to the inflationary pressures globally, the war in Ukraine, the COVID-19 pandemic and foreign currency volatility. As such, our revenue in the fourth quarter of 2022 may be subject to significant material change.

Gross Profit

Gross profit in the thirty-nine weeks ended October 30, 2022 was $3.732 billion, or 57.1% of total revenue, as compared to $3.908 billion, or 58.1% of total revenue, in the thirty-nine week period of the prior year. The 100 basis point decrease was primarily driven by (i) higher product, freight and other logistics costs as compared to the prior year period, as a result of the inflationary pressures and the supply chain and logistics disruptions, (ii) increased promotional activity due to elevated inventory levels industry-wide compared to consumer demand, and (iii) a negative impact of foreign currency translation of approximately 30 basis points. These decreases were partially offset by (i) price increases that were implemented in certain regions and for certain product categories during 2022 and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from the Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower gross margins.

We currently expect that gross margin for the fourth quarter of 2022 will decrease as compared to 2021 in line with the gross margin decline in the third quarter of 2022 compared to 2021. The expected decrease is primarily due to (i) increased promotional activity due to elevated inventory levels industry-wide compared to consumer demand and (ii) the higher product, freight and other logistics costs, including ocean freight, as a result of inflationary pressures. These decreases are expected to be partially offset by price increases that were implemented in 2022 to mitigate the higher costs discussed above.

SG&A Expenses

SG&A expenses in the thirty-nine weeks ended October 30, 2022 were $3.195 billion, or 48.9% of total revenue, as compared to $3.199 billion, or 47.6% of total revenue, in the thirty-nine week period of the prior year. The 130 basis point increase was principally attributable to (i) costs incurred in connection with the exit from our Russia business, primarily consisting of noncash asset impairments, (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from our Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower SG&A expenses as a percentage of total revenue, and (iii) lower expenses in the first half of 2021 as stores in certain regions were closed and other stores were only beginning to re-open. These increases were partially offset by the absence in 2022 of costs incurred in the thirty-nine week period of the prior year associated with (i) reductions in our workforce, primarily in certain international markets, and to reduce our real estate footprint and (ii) the exit from our Heritage Brands Retail business.

We currently expect that SG&A expenses as a percentage of revenue for the fourth quarter of 2022 will decrease approximately 150 basis points as compared to the fourth quarter of 2021 primarily as a result of (i) the acceleration of cost efficiencies across the business and (ii) higher marketing and other expenses in the fourth quarter of 2021 that coincided with when our stores had re-opened. We currently expect SG&A expenses as a percentage of revenue for the full year 2022 will increase compared to 2021 reflecting the impacts of the increase during the thirty-nine weeks ended October 30, 2022 for the reasons explained above, partially offset by the decrease expected in the fourth quarter of 2022.

Goodwill Impairment

We recorded pre-tax noncash goodwill impairment charges of $417 million in the thirty-nine weeks ended October 30, 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing in the third quarter of 2022. The impairment was non-operational and driven by a significant increase in discount rates, as a result of current economic conditions. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $10 million in the thirty-nine weeks ended October 30, 2022 as compared to $11 million in the thirty-nine week period of the prior year.

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

Other Gain

We recorded a gain of $119 million during the thirty-nine weeks ended October 31, 2021 in connection with the Heritage Brands transaction. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $43 million in the thirty-nine weeks ended October 30, 2022 as compared to $14 million in the thirty-nine week period of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada, and (v) our investment in Karl Lagerfeld after we resumed the equity method of accounting for our investment in the fourth quarter of 2021 and until the closing of the Karl Lagerfeld transaction on May 31, 2022. The equity in net income for the thirty-nine weeks ended October 30, 2022 increased as compared to the prior year period primarily due to a $16 million pre-tax gain recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction, as well as an increase in income attributable to our joint ventures in Mexico and India. Our investments in the joint ventures are being accounted for under the equity method of accounting. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the Karl Lagerfeld transaction. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2022 will increase to approximately $50 million as compared to $24 million in 2021 primarily as a result of the $16 million pre-tax gain that we recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction, as well as an increase in income attributable to our joint ventures in India and Mexico. We expect the income on our continuing investments to slightly decrease in the fourth quarter of 2022 as compared to the prior year period.

Interest Expense, Net

Interest expense, net decreased to $61 million in the thirty-nine weeks ended October 30, 2022 from $80 million in the thirty-nine week period of the prior year, primarily due to the impact of $1.030 billion of voluntary long-term debt repayments made during 2021.

Interest expense, net for the fourth quarter 2022 is currently expected to be relatively flat compared to $24 million in 2021. Interest expense, net for the full year 2022 is currently expected to be approximately $85 million, compared to $104 million in 2021. The decrease is primarily due to the full year impact in 2022 of long-term debt repayments made during 2021.

Income Taxes

The effective income tax rate for the thirty-nine weeks ended October 30, 2022 was 45.1% compared to 27.4% in the thirty-nine week period of the prior year. The effective income tax rate for the thirty-nine weeks ended October 30, 2022 reflected a $51 million income tax expense recorded on $112 million of pre-tax income. The effective income tax rate for the thirty-nine weeks ended October 31, 2021 reflected a $212 million income tax expense recorded on $773 million of pre-tax income.

Our effective income tax rate for the thirty-nine weeks ended October 30, 2022 was higher than the United States statutory income tax rate primarily due to (i) the impact of the $417 million noncash goodwill impairment charge recorded during the third quarter of 2022, which has resulted in a pre-tax loss with no tax benefit and was factored into our annualized effective tax rate, and (ii) the mix of foreign and domestic pre-tax results, partially offset by (iii) the favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation and the settlement of a multi-year audit from an international jurisdiction.

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

We currently expect that our effective income tax rates for the fourth quarter of 2022 and full year 2022 will be approximately 80% and approximately 64%, respectively. Our expectation that our effective income tax rates for the fourth quarter and full year 2022 will be higher than the United States statutory income tax rate is principally due to the impact of (i) the $417 million noncash impairment of goodwill recorded during the third quarter of 2022 discussed above and (ii) the mix of foreign and domestic pre-tax results, partially offset by (iii) the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions and new regulations, as well as audits by tax authorities and the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 15% corporate minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases. The corporate minimum tax will be effective in fiscal 2023 and the excise tax is effective January 1, 2023. Based on our current analysis, we do not expect the new law to have a material impact on our consolidated financial statements.

Redeemable Non-Controlling Interest

We formed a joint venture in Ethiopia (“PVH Ethiopia”) to operate a manufacturing facility that produced finished products for us for distribution primarily in the United States. We held an initial economic interest of 75% in PVH Ethiopia, with our partner’s 25% interest accounted for as a redeemable non-controlling interest (“RNCI”). We consolidated the results of PVH Ethiopia in our consolidated financial statements. The capital structure of PVH Ethiopia was amended effective May 31, 2021 and we solely managed and effectively owned all economic interests in the joint venture. As a result of the amendments to the capital structure of PVH Ethiopia, we stopped attributing any net income or loss in PVH Ethiopia to an RNCI beginning May 31, 2021. The net loss attributable to the RNCI was immaterial in the period prior to May 31, 2021. We closed in the fourth quarter of 2021 the manufacturing facility that was PVH Ethiopia’s sole operation. The closure did not have a material impact on our consolidated financial statements.

Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at October 30, 2022 was $457 million, a decrease of $785 million from the $1.242 billion at January 30, 2022. The change in cash and cash equivalents included the impact of (i) $330 million of completed common stock repurchases under the stock repurchase program, (ii) $23 million of mandatory long-term debt repayments and (iii) $19 million of cash proceeds received in connection with the Karl Lagerfeld transaction (the remaining $1 million of proceeds is being held in escrow as of October 30, 2022). We ended the third quarter of 2022 with approximately $1.0 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2022 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) mandatory long-term debt repayments of approximately $32 million, subject to exchange rate fluctuations, and (ii) expected common stock repurchases under the stock repurchase program of approximately $400 million. There continues to be uncertainty with respect to the impacts of the COVID-19 pandemic and inflationary pressures globally. Our cash flows for the remainder of 2022 may be subject to material significant change, including as a result of elevated inventory levels that we may experience due to lower consumer demand for our products as a result of inflationary pressures.

As of October 30, 2022, $364 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash used by operating activities was $276 million in the thirty-nine weeks ended October 30, 2022 compared to $583 million of cash provided by operating activities in the thirty-nine weeks ended October 31, 2021. The decrease in cash provided by operating activities as compared to the prior year period was primarily driven by (i) changes in our working capital, primarily an increase in inventories due to a combination of (a) abnormally low inventory levels in all regions in the prior year period, (b) a planned increase in our core product to mitigate supply chain and logistics disruptions and (c) elevated inventory levels in our North America wholesale business due to lower than expected demand and (ii) a decrease in net income as adjusted for noncash charges. Our cash flows from operations have been impacted by supply chain and logistics disruptions on our business, and have been and are expected to continue to be impacted by temporary store closures and other impacts of the COVID-19 pandemic on our business, as well as lower consumer demand as a result of inflationary pressures, particularly in North America and to a lesser extent in Europe. In an effort to mitigate these impacts, we have been and continue to be focused on working capital management.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities in our consolidated statements of cash flows. We have been informed by the third party administrators of the SCF program that suppliers had elected to sell approximately $575 million, $475 million and $435 million of our payment obligations that were outstanding as of October 30, 2022, January 30, 2022 and October 31, 2021, respectively, to financial institutions and approximately $1.6 billion and $1.2 billion had been settled through the program during the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.

Investments in Unconsolidated Affiliates

We received dividends of $16 million and $19 million from our investments in unconsolidated affiliates during the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively. These dividends are included in our net cash (used) provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

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

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended October 30, 2022 were $195 million compared to $171 million in the thirty-nine weeks ended October 31, 2021. We currently expect that capital expenditures for the full year 2022 will be approximately $300 million as compared to $268 million in 2021 and will primarily consist of investments in (i) new stores and store renovations, (ii) investments in our information technology infrastructure worldwide, including data centers and information security, (iii) continued investments in upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iv) enhancements to our warehouse and distribution network in Europe and North America.

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

We purchased tranche 1 (50% of the shares) for $17 million in June 2020 and tranche 2 (the remaining 50% of the shares) for $24 million in June 2021 based on exchange rates in effect on the applicable payment dates. The tranche 2 payments are presented in the Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 31, 2021 as follows: (i) $15 million as financing cash flows, which represented the initial fair value of the liability recognized on the acquisition date, and (ii) $9 million as operating cash flows attributable to interest. Please see Note 4, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Cash dividends paid on our common stock totaled $8 million during the thirty-nine weeks ended October 30, 2022. We did not pay any cash dividends on our common stock during the thirty-nine weeks ended October 31, 2021, following termination of the relief period.

We currently project that cash dividends paid on our common stock in 2022 will be approximately $10 million based on our current dividend rate, the number of shares of our common stock outstanding as of October 30, 2022, our estimate of stock to be issued during 2022 under our stock incentive plans and our estimate of stock repurchases for the remainder of 2022.

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

We suspended share repurchases under the stock repurchase program beginning in March 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of the June 2020 Amendment, we were not permitted to make share repurchases during the relief period. However, effective June 10, 2021, the relief period was terminated and we were permitted to resume share repurchases at management’s discretion, which we did starting in the third quarter of 2021. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 30, 2022 for further discussion of the terms of the June 2020 Amendment and the relief period.

During the thirty-nine weeks ended October 31, 2021, following the termination of the relief period in June 2021, we purchased 1.4 million shares of our common stock under the program in open market transactions for $149 million. During the thirty-nine weeks ended October 30, 2022, we purchased 5.1 million shares of our common stock under the program in open market transactions for $326 million. Purchases of $2 million were accrued for in our Consolidated Balance Sheet as of October 30, 2022. Purchases of $6 million that were accrued for in our Consolidated Balance Sheet as of January 30, 2022 were paid in the first quarter of 2022. As of October 30, 2022, the repurchased shares were held as treasury stock and $897 million of the authorization remained available for future share repurchases.

We currently expect common stock repurchases under the stock repurchase program of approximately $400 million for the full year 2022.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	10/30/22	1/30/22	10/31/21
Short-term borrowings	$98	$11	$28
Current portion of long-term debt	37	35	33
Finance lease obligations	10	9	13
Long-term debt	2,109	2,318	2,605
Stockholders’ equity	4,823	5,289	5,172

In addition, we had $457 million, $1.242 billion and $1.299 billion of cash and cash equivalents as of October 30, 2022, January 30, 2022 and October 31, 2021, respectively.

Short-Term Borrowings

We had $18 million of borrowings outstanding under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies as of October 30, 2022. The weighted average interest rate on funds borrowed as of October 30, 2022 was 0.17%. These facilities provided for borrowings of up to $183 million based on exchange rates in effect on October 30, 2022 and are utilized primarily to fund working capital needs. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended October 30, 2022 was $22 million.

Commercial Paper

We have the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had $80 million of borrowings outstanding under the commercial paper note program as of October 30, 2022. The weighted average interest rate on funds borrowed under the program as of October 30, 2022 was 4.05%. The maximum amount of borrowings temporarily outstanding under the program during the thirty-nine weeks ended October 30, 2022 was $130 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, we replaced our 364-day $275 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021, with a 364-day $275 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility matured on April 27, 2022, and was not replaced. We paid approximately $800,000 of debt issuance costs in connection with the 2021 facility. We had no borrowings outstanding under the 2021 facility during 2022 prior to its maturity on April 27, 2022.

Finance Lease Liabilities

Our cash payments for finance lease liabilities totaled $3 million and $4 million during the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.

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

We had loans outstanding of $437 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility, no borrowings outstanding under the senior unsecured revolving credit facilities, and $11 million of outstanding letters of credit under the senior unsecured revolving credit facilities as of October 30, 2022.

We made payments totaling $23 million and $844 million on our term loans under the 2019 facilities during the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively, and we expect to make long-term debt repayments of approximately $9 million during the fourth quarter of 2022.

The current applicable margin with respect to the Euro TLA facility and each revolving credit facility as of October 30, 2022 was 1.250% for adjusted Eurocurrency rate loans and 0.250% for base rate or Canadian prime rate loans. The applicable margin for borrowings under the Euro TLA facility and the revolving credit facilities is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

We entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, our exposure to fluctuations in the one-month London interbank offered rate (“LIBOR”) is eliminated and we pay a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during the thirty-nine weeks ended October 31, 2021 (no interest rate swap agreements were entered into or in effect during the thirty-nine weeks ended October 30, 2022):

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of October 30, 2022		Fixed Rate	Expiration Date
March 2020	February 2021	$50	$—	(1)	0.562%	February 2023
February 2020	February 2021	50	—	(1)	1.1625%	February 2023
February 2020	February 2020	50	—	(1)	1.2575%	February 2023
August 2019	February 2020	50	—	(1)	1.1975%	February 2022
June 2019	February 2020	50	—	(1)	1.409%	February 2022
June 2019	June 2019	50	—		1.719%	July 2021
January 2019	February 2020	50	—		2.4187%	February 2021
November 2018	February 2019	139	—		2.8645%	February 2021
October 2018	February 2019	116	—		2.9975%	February 2021
June 2018	August 2018	50	—		2.6825%	February 2021

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of October 30, 2022, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of October 30, 2022, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 30, 2022. During the thirty-nine weeks ended October 30, 2022, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 30, 2022.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of October 30, 2022 primarily include cash and cash equivalents, short-term borrowings, long-term debt and foreign currency forward exchange contracts. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of October 30, 2022. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at October 30, 2022, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.5 million annually. Borrowings under the 2019 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2019 facilities expose us to market risk for changes in interest rates. We consider the debt outstanding under these facilities and enter into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. No interest rate swap agreements were outstanding as of October 30, 2022. As of October 30, 2022, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the three-month Euro Interbank Offered Rate. The effect of a 10 basis point change in the current three-month Euro Interbank Offered Rate on our variable interest expense would be approximately $0.4 million, annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities and interest rate swap agreements.

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

We currently expect our 2022 revenue and net income to decrease by approximately $670 million and $75 million, respectively, due to the impact of foreign currency translation.

During the thirty-nine weeks ended October 30, 2022, we recognized unfavorable foreign currency translation adjustments of $358 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 11% since January 30, 2022. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 38% of our $5.4 billion total goodwill and other intangible assets as of October 30, 2022. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

We currently expect our 2022 net income to decrease by approximately $25 million due to the transactional impact of foreign currency. Given the current exchange rates, particularly the euro, we also expect our 2023 net income to decrease due to the transactional impact of foreign currency, and by a greater amount than in 2022, with an expected negative impact to our 2023 gross margin of approximately 100 basis points.

Given our foreign currency forward exchange contracts outstanding at October 30, 2022, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $105 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

We conduct business in countries that are or have been subject to significant inflation rates. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate has surpassed 100%. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during the thirteen and thirty-nine weeks ended October 30, 2022. As of October 30, 2022, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of October 30, 2022.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2022 -
August 28, 2022	366,782	$66.31	358,300	$974,841,825
August 29, 2022 -
October 2, 2022	900,090	53.87	879,600	927,588,968
October 3, 2022 -
October 30, 2022	634,679	49.09	630,000	896,646,740
Total	1,901,551	$54.68	1,867,900	$896,646,740

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

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2022 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

PVH CORP.
Registrant

Dated:	December 8, 2022	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President and Controller (Principal Accounting Officer)