Form 10-K
period 2023-01-29
PVH CORP. /DE/
filed 2023-03-28
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 29, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number	001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on July 31, 2022 (the last business day of the registrant’s most recently completed second quarter) was $4,051,007,516.
Number of shares of Common Stock outstanding as of March 10, 2023: 62,712,753

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 2023	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022 and the 2021 sale of assets of, and exit from, our Heritage Brands business to focus on our Calvin Klein and Tommy Hilfiger businesses; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the recent announcement that the Company intends to bring in-house most of the product categories currently licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by the Company; (iv) we have significant levels of outstanding debt and borrowing capacity and use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, (including inflationary pressures like those currently being seen globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that has led to our decision to exit from our Russia business, including the closure of our retail stores in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of our business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the ongoing COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, has resulted in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result (or, with respect to the COVID-19 pandemic, could continue to result) in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy, may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands value; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; and (xviii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PVH Corp.
Form 10-K
For the Year Ended January 29, 2023

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2022 year commenced on January 31, 2022 and ended on January 29, 2023; our 2021 year commenced on February 1, 2021 and ended on January 30, 2022; and our 2020 year commenced on February 3, 2020 and ended on January 31, 2021.

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

Company Overview

We are one of the largest global apparel companies in the world. We have approximately 31,000 associates operating in more than 40 countries and generated $9.0 billion, $9.2 billion and $7.1 billion in revenues in 2022, 2021 and 2020, respectively. Our iconic brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue during each of 2022 and 2021, and over 85% of our revenue during 2020. Our business was significantly negatively impacted by the COVID-19 pandemic during 2020, resulting in an unprecedented material decline in revenue. Revenue in 2021 and 2022 continued to be negatively impacted by the pandemic and related supply chain and logistics disruptions, although to a much lesser extent than in 2020. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for further discussion.

We manage a portfolio of iconic brands, including TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen, IZOD, ARROW and Geoffrey Beene, which we owned through the second quarter of 2021 and now license back for certain product categories, and other owned and licensed brands. We refer to our owned and licensed trademarks, other than TOMMY HILFIGER and Calvin Klein, as our “heritage brands” and the businesses we operate under the heritage brands trademarks as our Heritage Brands business.

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

Our directly operated businesses in North America during 2022 consisted principally of (i) wholesale sales under our TOMMY HILFIGER and Calvin Klein trademarks and our owned and licensed heritage brands; (ii) the operation of digital commerce sites under our TOMMY HILFIGER and Calvin Klein trademarks; and (iii) the operation of retail stores, principally in premium outlet centers, under our TOMMY HILFIGER and Calvin Klein trademarks. Our directly operated businesses outside of North America consisted principally of (i) our wholesale and retail sales in Europe and the Asia-Pacific region under our TOMMY HILFIGER trademarks; (ii) our wholesale and retail sales in Europe, the Asia-Pacific region and Brazil under our Calvin Klein trademarks; and (iii) the operation of digital commerce sites in Europe and the Asia-Pacific region under the TOMMY HILFIGER and Calvin Klein trademarks, and in Brazil under the Calvin Klein trademark. Our licensing activities principally related to the licensing worldwide of our TOMMY HILFIGER and Calvin Klein trademarks for a broad array of product categories and for use in numerous discrete jurisdictions.

We have evolved from our 1881 roots to become a global company of iconic brands through a combination of transformative acquisitions and by successfully growing our brands globally across all channels of distribution. Our key acquisitions include the acquisition of Calvin Klein, Inc. and certain affiliated companies (“Calvin Klein”) in February 2003 (the “Calvin Klein acquisition”), the acquisition of Tommy Hilfiger B.V. and certain affiliated companies (“Tommy Hilfiger”) in May 2010 (the “Tommy Hilfiger acquisition”), and the acquisition of The Warnaco Group, Inc. and its subsidiaries (“Warnaco”) in February 2013 (the “Warnaco acquisition”). We also have acquired several regional licensed businesses and will continue to explore strategic acquisitions of licensed businesses, trademarks and companies that we believe are additive to our overall business.

We extended in November 2022 most of our licensing agreements with G-III Apparel Group, Ltd. (“G-III”) for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations from the end of 2023 through 2027. Upon expiration, we intend to bring most of the licensed product categories in-house and directly operate these businesses.

We completed the sale of certain of our heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business to Authentic Brands Group (“ABG”) and other parties (the “Heritage Brands transaction”), on the first day of the third quarter of 2021.

We licensed Speedo for North America and the Caribbean until April 6, 2020, on which date we sold the Speedo North America business to Pentland Group PLC (“Pentland”), the parent company of the Speedo brand. Upon the closing of the transaction, we deconsolidated the net assets of the Speedo North America business and no longer licensed the Speedo trademark.

We aggregate our reportable segments for purposes of discussion in this report into three main businesses: (i) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; (ii) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments; and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale segment and, through the second quarter of 2021, the Heritage Brands Retail segment. We announced in 2020 a plan to exit our Heritage Brands Retail business, which was completed in 2021. Our Heritage Brands Retail segment has ceased operations. Note 20, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income (loss) before interest and taxes, assets, depreciation and amortization, and capital expenditures related to each segment, as well as information regarding our revenue generated by distribution channel and based on geographic location, and the geographic locations where our net property, plant and equipment is held.

Tommy Hilfiger Business Overview

TOMMY HILFIGER is one of the world’s most recognized premium lifestyle brands, uplifting and inspiring consumers since 1985. The brand creates iconic style, which comes alive at the intersection of the classic and the new, co-created with people who are shaping culture around the world. TOMMY HILFIGER celebrates the essence of classic American style with a modern twist. Founder Tommy Hilfiger remains our Principal Designer and provides leadership and direction for the design process. Global retail sales of products sold under the TOMMY HILFIGER brands, including sales by our licensees, were approximately $9.1 billion in 2022.

The TOMMY HILFIGER brands principally consist of TOMMY HILFIGER and TOMMY JEANS. Other sub-brands are used to further capitalize on the TOMMY HILFIGER brand appeal and vary in terms of price point, product offerings, target consumer or distribution channel. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on tommy.com, and principally consist of men’s, women’s and kids’ sportswear, denim, underwear, swimwear, accessories and footwear. The products sold under the brands include those produced under licenses with third parties for a broad range of lifestyle products, including footwear and accessories, eyewear, watches and jewelry, as well as for certain territories.

Tommy Hilfiger’s global marketing and communications strategy is to build a consumer-centric, go-to-market strategy that maintains the brands’ momentum, driving awareness, consistency and relevancy across product lines and regions. We engage consumers through comprehensive 360° marketing campaigns, which have a particular focus on offering capsules and collaborations together with innovative experiences and digital marketing initiatives. Marketing campaigns for the brands are focused on attracting a new generation of consumers worldwide through a blend of global and regional brand ambassadors. Tommy Hilfiger spent approximately $235 million on global marketing and communications efforts in 2022, with a significant portion related to digital media spend.

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

•Licensing — we license the TOMMY HILFIGER brands to third parties globally for a broad range of products through approximately 35 license agreements. We provide support to our licensees and seek to preserve the integrity of our brands by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight. The arrangements generally are exclusive to a territory or product category. Territorial licensees include our joint ventures in Brazil, India and Mexico.

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

G-III Apparel Group, Ltd. / G-III Apparel Canada ULC (1)
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

Handsome Corporation	Men’s, women’s and children’s apparel, sportswear, socks and accessories and men’s and women’s outerwear and golf products (South Korea)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. / Swissam Products, Limited	Men’s and women’s watches and jewelry (worldwide)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States and Canada)

Safilo Group S.p.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)
(1)     During the fourth quarter of 2022, we extended most of our license agreements with G-III for TOMMY HILFIGER in the United States and Canada, which now have staggered expirations from the end of 2023 through 2027. Upon expiration, we intend to bring most of these product categories in-house and directly operate these businesses.

Our Tommy Hilfiger North America segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in the PVH Legwear LLC joint venture (“PVH Legwear”) relating to each joint venture’s Tommy Hilfiger business. Our Tommy Hilfiger International segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investments in our joint ventures in Brazil and India relating to each joint venture’s Tommy Hilfiger business. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s joint ventures.

Calvin Klein Business Overview

Calvin Klein is one of the world’s leading global fashion lifestyle brands with a history of bold, non-conformist ideals. Founded in New York in 1968, the brand’s minimalist and sensual aesthetic drives our approach to product design and communication, creating a canvas that offers the possibility of limitless self-expression. Global retail sales of products sold under the Calvin Klein brands, including sales by our licensees, were approximately $9.3 billion in 2022. Each of the brands has a distinct identity and position in the retail landscape, providing us the opportunity to market domestically and internationally a range of products at various price points, through multiple distribution channels and to different consumer groups.

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

Approximately $355 million was spent globally in 2022 in connection with the advertising, marketing and promotion of the Calvin Klein brands, with a significant portion related to digital media spend, of which approximately 35% of these expenses were funded by Calvin Klein’s licensees and other authorized users of the brands. Calvin Klein’s global marketing and communications strategy is to bring together all facets of the consumer marketing experience. The Calvin Klein brands continue to generate compelling brand and cultural relevancy by continually evolving and driving consumer engagement. Marketing campaigns for the brand are focused on a truly digital first, socially powered experience for consumers, through the use of global and regional brand ambassadors, capsule collections and experiential events.

Through our Calvin Klein North America and Calvin Klein International segments, we sell Calvin Klein products in a variety of distribution channels, including:

•Wholesale — principally consists of the distribution and sale of products in North America, Europe, the Asia-Pacific region and Brazil under the Calvin Klein brands. In North America, distribution is primarily through department and specialty stores, warehouse clubs, and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers. In Europe, the Asia-Pacific region and Brazil, distribution is primarily through department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees.

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

Calvin Klein’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

CK21 Holdings Pte. Ltd.	Men’s and women’s CK Calvin Klein apparel (Asia, excluding Japan)

Coty Inc.	Men’s and women’s fragrance (worldwide)

Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Europe, Middle East, Asia and India)

F&T Apparel LLC & KHQ Investment LLC	Children’s jeanswear and certain performance wear (United States and Canada)

G-III Apparel Group, Ltd. (1)	Women’s suits, dresses, sportswear, jeanswear, active performancewear, handbags and small leather goods, men’s and women’s coats, men’s and women’s luggage and men’s and women’s swimwear (United States and Canada with luggage jurisdictions including Europe, Asia and elsewhere)

MBF Holdings LLC	Men’s and women’s Calvin Klein and Calvin Klein Jeans footwear (United States and Canada)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

Movado Group, Inc.	Men’s and women’s watches and jewelry (worldwide)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States, Canada and Mexico)
(1)    During the fourth quarter of 2022, we extended most of our license agreements with G-III for Calvin Klein in the United States and Canada, which now have staggered expirations from 2024 through 2027. Upon expiration, we intend to bring most of these product categories in-house and directly operate these businesses.

Our Calvin Klein North America segment includes the results of our Calvin Klein wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, relating to each joint venture’s Calvin Klein business. Our Calvin Klein International segment includes the results of our Calvin Klein wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investment in our joint venture in India relating to the joint venture’s Calvin Klein business. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s joint ventures.

Heritage Brands Business Overview

Our Heritage Brands business includes the design, sourcing and marketing of a varied selection of women’s intimate apparel principally under the Warner’s and True&Co. brands and men’s underwear under the Nike brand, which is licensed. Our Heritage Brands business also includes the design, sourcing and marketing of men’s dress shirts and neckwear under the Van Heusen brand, as well as under various other licensed brand names.

This business also included until August 2, 2021, when we completed the Heritage Brands transaction, the design, sourcing and marketing of a varied selection of sportswear under the Van Heusen, IZOD, ARROW and Geoffrey Beene brands and the licensing to third parties of these brands for an assortment of product categories.

Our Heritage Brands Wholesale segment derives revenue primarily from the distribution and the sale of products in the United States and Canada through department, chain and specialty stores, warehouse clubs, mass market and off-price retailers (in stores and online), as well as through pure play digital commerce retailers.

Our Heritage Brands Wholesale segment principally includes the results of our wholesale and licensing activities, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear relating to each joint venture’s Heritage Brands business. This segment also included the results of our directly operated digital commerce site for Van Heusen and IZOD in the United States, which ceased operations during the third quarter of 2021 in connection with the Heritage Brands transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s joint ventures.

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

Our Business Strategy

At our April 2022 Investor Day, we introduced the PVH+ Plan, our multi-year, strategic plan to drive brand-, digital- and direct-to-consumer-led growth and deliver financial performance for sustainable, long-term profitable growth and value creation. The execution of the PVH+ Plan builds on the core strengths of PVH to unlock the full potential of our two global iconic brands, Calvin Klein and TOMMY HILFIGER, through five key drivers:

•Win with product – By developing compelling products in the market across key growth categories, with a focus on expanding in large and growing global demand spaces where our iconic brands resonate most with consumers.

•Win with consumer engagement – By driving digital-first, 360° consumer engagement built around brand, key products and key consumer moments, partnering with creators in the industry who we believe are most relevant to each of our brands, and building out each brand’s ambassador program, to meet consumers on their terms in new and engaging ways.

•Win in the digitally-led marketplace – By building a holistic distribution strategy for Calvin Klein and TOMMY HILFIGER, led by digital and direct-to-consumer channels, and supported by key wholesale partnerships.

•Develop a demand- and data-driven operating model – By driving a systematic and repeatable product creation model that puts the consumer first and leverages data to bring products consumers most desire to market with speed and agility.

•Drive efficiencies and invest in growth – By becoming more cost-competitive and reinvesting in key strategic growth drivers. We are simplifying how our teams work and identifying efficiencies to fuel growth initiatives with the greatest positive impact and strongest return.

These five foundational drivers apply to each of our businesses and are activated in the regions to meet the unique expectations of our consumers around the world.

 Other Strategic Opportunities

We manage a portfolio of global iconic brands, including TOMMY HILFIGER and Calvin Klein. We do continue to explore strategic acquisitions of licensed businesses, companies and trademarks, licensing take-backs and licensing opportunities that we believe are additive to our overall business. These could include product category, platform capability expertise, brand positioning and design perspective needs. We take a disciplined approach to any acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies.

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

Our in-house design teams, together with our merchandising teams, are significant contributors to the continued strength of our brands. Each of our branded businesses employs its own team of designers and merchandisers that are responsible for conceptualizing and implementing the design direction for the brand across the consumer touchpoints of product, stores and marketing. Designers have access to the brands’ extensive archives of product designs, which are a valuable resource for new product concepts. Our designers collaborate with merchandising teams that analyze sales, market trends and consumer preferences to identify market opportunities that help guide each season’s design process and create a globally relevant product assortment. Leveraging our strategic investments in data and analytics tools, merchandisers are able to gain a deeper understanding of customer behavior that empowers our teams to respond to changes in consumer preferences and demand, as well as scale opportunities across brands with greater speed and efficiency. Our merchandising teams manage the product life cycle to maximize sales and profitability across all channels. In an effort to keep our brands relevant, our teams also work with other brands and key collaborators to design and merchandise brand collaborations. These collaborations are intended to drive brand heat and product relevance with our target consumers.

Our teams have expanded their use of 3D design technology to enhance our design capabilities, which was accelerated by the COVID-19 pandemic, reducing the need for samples early in the design process and the time needed to bring products to market.

Product Sourcing

We have an extensive established network of worldwide sourcing partners that enables us to meet our customers’ needs without relying on any one vendor or factory or on vendors or factories in any one country. Our products were produced in approximately 1,100 factories in approximately 40 countries during 2022. All of these factories were operated by independent manufacturers, with most located in Asia.

We source finished products and, to a limited extent, raw materials and trim. Raw materials and trim include fabric, buttons, thread, labels and similar components. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Raw material, trim and finished product commitments are generally made two to six months prior to production. We believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials.

Our purchases from our suppliers are effected through individual purchase orders specifying the price, quantity, delivery date and destination of the items to be produced. Sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We look to establish long-term supplier relationships in the appropriate locations throughout the world to meet our needs and we place our orders in a manner designed to limit the risk that a production disruption at any one facility could cause a serious inventory problem, while seeking to maximize pricing opportunities. The COVID-19 pandemic has had impacts throughout our supply chain, including as a result of vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries, which has delayed product orders. We have incurred, beginning in the second half of 2021 and throughout the first half of 2022, higher air freight and other logistics costs in connection with these disruptions. To mitigate these supply chain and logistics disruptions, we increased our core product inventory levels in 2022. We continue to monitor for any production delays and other potential disruptions in our supply chain and will continue to implement mitigation plans as needed.

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

We continue to explore new areas of production that can grow with our businesses. Our country of origin strategy provides a flexible approach to product sourcing, which enables us to maximize regional opportunities and mitigate our potential exposure to risks associated with new duties, tariffs, surcharges, or other import controls or restrictions, as has been the case with China, where we have been reducing the amount of production over time in favor of production in other parts of Asia that better serve our sourcing strategy. Many of these efforts have been with our existing partners, but in facilities and countries that offer us production or cost advantages over those in China.

We also continue to develop strategies that can enhance the operational efficiency of our supply chain and unlock gross margin opportunities. In addition to expanding our use of 3D design technology to reduce the time needed to bring products to market, we have also utilized 3D showrooms to be more cost and time efficient. Speed is another critical focus area across the Company. We have implemented various speed models, core replenishment and read and react capabilities for select categories to enhance our operations and make our business model more dynamic and responsive, while also increasing service levels, reducing inventory exposure and improving quality and consumer value. We believe the enhancement of our supply chain efficiencies and working capital management through the effective use of our distribution network and overall infrastructure will allow us to control costs better and provide improved service to our customers.

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

Forward Fashion, our global corporate responsibility strategy, is our roadmap for reaching our time-bound commitments in the critical areas of climate change and human rights. It represents a deepening of our commitment to action and a renewed sense of urgency to use our scale to transform ourselves and the industry. We are committed to the goals outlined in our Forward Fashion strategy and remain focused on the following:

•Protecting the global climate by reducing energy use and powering our business through renewable sources, diverting the waste we send to landfills, eliminating water pollution from our wet processors, and fostering and harnessing innovation to design and manufacture products that eliminate product waste.

•Ensuring our products and packaging are ethically and sustainably sourced from suppliers who respect human rights and are good employers.

•Improving the lives of the people across our value chain, focusing on education and opportunities for women and children, ensuring access to clean water, investing in health and education initiatives, and continuing to champion inclusion and diversity.

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

Material Customers

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 14.1% of our revenue in 2022, 15.0% of our revenue in 2021 and 16.3% of our revenue in 2020. No single customer accounted for more than 10% of our revenue in 2022, 2021 or 2020.

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

Our marketing and advertising efforts encompass marketing, communications, social media and special events. Our in-house teams coordinate our brands’ marketing and advertising, tailoring the overall consumer experience for all regions and product lines, and across all channels of distribution. We believe that this enhanced marketing approach enables us to meet our consumers’ needs as we adapt to their rapidly changing demands.

A significant emphasis of our marketing programs is digital media, including our digital commerce platforms and social media channels, which allow us to expand our consumer reach and enable us to provide timely information in an entertaining fashion in regard to our products, special events, promotions and store locations. Tommy Hilfiger’s digital commerce site, tommy.com, and Calvin Klein’s digital commerce site, calvinklein.com, serve as marketing vehicles to complement the ongoing development of the TOMMY HILFIGER and Calvin Klein lifestyle brands, respectively, in addition to offering a broad array of apparel and licensed products. In 2022, a significant portion of our marketing and advertising spend related to digital media.

We leverage new ways to engage consumers through livestreaming fashion shows and other consumer activations and in partnership with top live-streamers and pure play partners, as well as through new innovative and creative ways that engage consumers in the metaverse. In addition, we advertise our brands through sport sponsorships and product tie-ins. We believe that our use of high-profile brand ambassadors and well-known social media influencers helps drive our brand awareness and cultural relevance. We have focused on better aligning regional needs with regional and local ambassadors and influencers to best cater to local market needs and unique activations. Additionally, the TOMMY HILFIGER brand marketing and communications team coordinates personal appearances by Mr. Tommy Hilfiger, including at brand events, as part of their efforts.

Our approach is intended to ensure a consistent consumer experience in the digitally led marketplace that is seamlessly connected both online and offline, across all of our digital commerce, retail and wholesale channels.

Trademarks

We own the TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co. trademarks, as well as related trademarks (e.g., the TOMMY HILFIGER flag logo and crest design) and lesser-known names. We own the Calvin Klein trademarks through our ownership of the Calvin Klein Trademark Trust (the “Trust”). The sole purpose of the Trust is to hold these marks. Our owned trademarks are registered for use in each of the primary countries where our products are sold and additional applications for registration of these and other trademarks are made in jurisdictions to accommodate new marks, uses in additional trademark classes or additional categories of goods or expansion into new countries.

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

Mr. Calvin Klein retains the right to use his name, on a non-competitive basis, with respect to his right of publicity, unless those rights are already being used in our Calvin Klein business. Mr. Klein also has been granted a royalty-free worldwide right to use the Calvin Klein mark with respect to certain personal businesses and activities, subject to certain limitations designed to protect the image and prestige of the Calvin Klein brands and to avoid competitive conflicts.

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

We believe we are well-positioned to compete in the apparel industry on the basis of style, quality, price and service. Our business depends on our ability to remain competitive in these areas, as well as on our ability to stimulate consumer tastes and demand through our product offerings and marketing and advertising efforts. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer differentiated products to a broad range of consumers, reducing our reliance on any one demographic group, product category, price point, distribution channel or region. Our brands generally have long histories and enjoy high recognition and awareness within their respective consumer segments. The worldwide recognition of the TOMMY HILFIGER and Calvin Klein brands provides us with significant global opportunities to expand their global penetration in existing markets, into new markets and into additional product categories.

Imports and Import Restrictions

Most of our products are imported into the countries where they are sold. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions and other laws and regulations covering imports. The United States and other countries in which we sell our products may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels. We, therefore, continuously monitor import restrictions and developments. We seek to minimize, where appropriate and possible, our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries (including consideration of countries with tariff preference and free trade agreements), and manufacturers, and geographical diversification of our sources of supply. In some instances, production of a specific product category, component parts or raw materials may be highly concentrated in one country, giving us less flexibility to make adjustments.

The United States and China are involved in a trade dispute that saw the imposition in 2019 of significant additional tariffs on the products we sell that are imported into the United States from China. These tariffs remain in place. Additionally, other governmental actions, such as the imposition by U.S. Customs and Border Protection (“CBP”) of Withhold Release Orders (“WROs”) have had, continue to have and, in the future, may have an impact on our ability to import goods. Our industry has experienced and we have been impacted by, increased regulation and enforcement in 2022, in particular in regards to concerns around forced labor in supply chains. Please see our risk factor “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations” in Item 1A, “Risk Factors,” for further discussion.

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

Human Capital Resources

We believe that attracting, developing and retaining capable and diverse talent is critical to our long-term success. To facilitate talent attraction and retention, we strive to create a strong associate experience and a diverse and inclusive workplace, with opportunities for our associates to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our associates and their communities.

Governance and Oversight

The PVH Board of Directors and its committees provide oversight on human capital matters. The Nominating, Governance & Management Development Committee is charged, in part, with monitoring issues of corporate conduct and culture, and provides oversight of diversity, equity and inclusion policies and programs as it relates to our management development, talent assessment and succession planning programs and processes. The Board’s Corporate Responsibility Committee is responsible for monitoring policies and performance related to corporate responsibility, including employment and workers’ rights. In addition, our Executive Leadership Team is regularly engaged in the development and management of key associate programs and initiatives, guiding our culture, associate experience, and talent development programs.

Associate Information

As of January 29, 2023, we employed approximately 31,000 associates, of which approximately 12,000 associates were employed on a part-time basis. Approximately 35% of our associates are employed in the United States. Approximately 63% of our associates are employed in Company-operated retail stores, 31% are assigned to offices and 6% are employed in warehousing and distribution facilities. Our use of seasonal workers is not significant and is largely associated with the Christmas and Lunar New Year selling periods. Approximately 2% of our total associate population is represented for the purpose of collective bargaining by two different unions in the United States. Our collective bargaining agreements generally are for three-year terms. In some international markets, a significant percentage of associates are covered by governmental labor arrangements. Additionally, we have one or more works councils in several European countries. Works councils are organizations that represent workers in respect to certain actions management seeks to take that could have a broad effect on the workers. We believe that our relations with our associates are good.

Diversity, Equity and Inclusion

Our culture is grounded in our values. We seek to cultivate an environment of inclusion, equity and belonging for all to build a better workplace, drive innovation in the marketplace and create positive impacts in our communities.

We believe we benefit from the unique strengths that each of our associates brings to the workplace, and that a diverse workforce is critical to our long-term success. We strive to improve continuously and make PVH an inclusive work environment through diversity recruitment, development programs, and equitable policies and initiatives. One example is our business resource groups (“BRGs”), which are associate-initiated and associate-led groups that foster an inclusive culture and are intended to contribute to the overall success of the business. We have ten BRGs with 18 chapters globally, most of which are comprised of associates from traditionally underrepresented groups and allies who support them. The BRGs are dedicated to bringing associates together to increase professional and social networks, enhance career development and business acumen, and contribute to building a more inclusive work environment. These groups are supported by our global and regional Inclusion and Diversity (“I&D”) Councils.

Our Chief Diversity Officer leads the development and implementation of an integrated global I&D strategy and works to enhance our ability to attract, develop, retain and promote diverse talent. The diversity of the Board of Directors continues to be a focus of the Board refreshment program. The seven independent directors who have joined the Board since 2015 include four women, a Southeast Asian and a director who self-identifies as Black/bi-racial and LGBTQIA+. These diverse directors comprise over 50% of our Board, bring with them strong operating and industry experiences, and contribute important and diverse perspectives that help better mirror the overall make-up of our associate and consumer populations.

Our I&D efforts have been recognized externally over the years, including PVH being named in 2022 to Forbes America’s Best Employers for Diversity and World’s Top Female Friendly Companies, and as one of America’s 100 Most JUST Companies by Forbes magazine and JUST Capital. We also received a score of 100% on the Human Rights Campaign’s Corporate Equality Index in 2022, for the sixth year in a row. We also were ranked ninth on the Fortune Measure Up list of 20 progressive companies in diversity and inclusion in 2021.

Talent Management and Development

Our talent management and development processes support associate performance, development, talent reviews and succession planning. We regularly review succession plans and conduct assessments to identify talent needs and growth paths for our associates.

Developing our associates is a key strategic priority for us, with the focus on developing leaders and preparing the workforce for the future. PVH University, our global internal learning and development platform, provides engaging and impactful learning content tools and learning opportunities that empower associates to build core competencies and develop skills necessary for improvement and advancement. PVH University programs include, among other things, academies for leadership and our Leadership Behaviors offerings, which are bespoke programs designed to build leadership capabilities for all associates to support our culture and deliver our business strategy. The PVH University library and curriculum includes its digital academy to build enterprise digital and data literacy, as well as to support digital transformation initiatives, and its functional academy to support functional skill building. Additionally, our approach to performance and development is designed to motivate our associates to develop, leverage their strengths and support a coaching and feedback culture.

Compensation, Benefits and Wellness

We are committed to providing market competitive compensation and benefits, tailoring our offerings to the countries and regions where our associates work to best position our programs locally while recognizing differing levels and types of government-provided and mandated benefits. These benefits include, among other things, corporate wellness programs, retirement plan benefits, flexible and hybrid working arrangements, a global employee assistance program, paid parental and other supportive leaves, recognition programs (for exemplary work, work anniversaries, etc.) and an associate discount program.

To support wellness, we have undertaken initiatives such as closing our offices worldwide in respect of World Mental Health Day and broadening access to physical, mental, and emotional well-being resources, including the wellness applications Headspace and Virgin Pulse. “Work from Anywhere” weeks provide associates with the flexibility to work up to four weeks each year from anywhere. In the United States, an annual “Be You Day” is an addition to paid days off for use as each individual decides, and the third Friday of every month includes a “You Matter Moment,” when calendars are blocked for associates to take PVH University courses, exercise, or engage in other self-directed wellness or enrichment activities.

In regard to compensation, we are committed to achieving pay equity and have developed a global framework of consistent guidelines and practices on compensation. We also engaged third party experts that recently conducted a global study of gender and ethnicity pay equity.

We are committed to supporting our associates in times of need. We have established a Company- and associate-funded Associate Relief Fund that provides grants to eligible associates experiencing personal hardship due to natural disasters, personal calamities and other events. In 2022, we provided financial and operational support to our associates and their families directly impacted by the war in Ukraine.

The health and safety of our associates is of utmost importance to us. In 2022, we continued to closely monitor the impacts of the COVID-19 pandemic and made decisions that we determined were in the best interest of our associates, as well as their families and the communities in which we operate, particularly in China where COVID-related lockdowns and restrictions continued to be in effect throughout 2022. The vast majority of our office-based associates worked remotely from March 2020 through most of 2021. In 2022, we took a phased approach to returning our office-based associates onsite when permissible. This included modifications to certain of our existing office locations as we adapted to a hybrid work environment that provides flexibility, while maintaining our strong culture of collaboration and connection, in addition to a safe working environment for our associates.

Associate and Community Engagement

We believe it is critical that our associates are informed and engaged. We communicate frequently with our associates through a variety of methods, including our news app, PVH Insider, which reaches associates around the world; our intranet site, the Thread; town hall meetings on regional, business-wide and global bases; and our regular global PVH Listens survey, as well as pulse surveys. We develop action plans based on the insights from these communications to strengthen programs and address any concerns to enhance associate experience.

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

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Stefan Larsson	48	Chief Executive Officer
Zachary Coughlin	47	Executive Vice President and Chief Financial Officer
Martijn Hagman	48	Chief Executive Officer, Tommy Hilfiger Global and PVH Europe
Mark D. Fischer	61	Executive Vice President, General Counsel and Secretary
Julie Fuller	49	Executive Vice President, Chief People Officer
Eva Serrano	50	Global Brand President, Calvin Klein

Mr. Larsson joined us as President in 2019 and became Chief Executive Officer on the first day of 2021. From 2015 until 2017, Mr. Larsson was President and Chief Executive Officer of Ralph Lauren Corporation. From 2012 until 2015, he was the Global President of Old Navy, Inc., a division of The Gap, Inc.

Mr. Coughlin joined us as Executive Vice President, Chief Financial Officer on April 4, 2022. From 2019 until 2021, Mr. Coughlin was Group Chief Financial Officer and Chief Operating Officer of DFS Holdings Limited, a subsidiary of the LVMH Group. From 2015 until 2018, he was Chief Financial Officer of Converse, Inc., a subsidiary of Nike, Inc.

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

Ms. Fuller, Executive Vice President, Chief People Officer since 2021, joined us as Executive Vice President, Chief Human Resources Officer In Transition in 2020. From 2017 until joining PVH, Ms. Fuller was Vice President, Global Talent and Organizational Effectiveness of Nike, Inc., having served previously as Nike, Inc.’s Vice President, Human Resources North America and Emerging Markets beginning in 2015.

Ms. Serrano joined us as Global Brand President, Calvin Klein on March 6, 2023. From 2019 until joining PVH, Ms. Serrano was President, Inditex Greater China, having served as International Commercial Director for Zara Asia Pacific, a subsidiary of Inditex, from 2006 to 2018.

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

Business and Operational Risks

The COVID-19 pandemic has had a significant impact on us and may continue to impact us in the future.

The COVID-19 pandemic has had a significant impact on our business, results of operations, financial position and cash flows from operations. The extent of the impact of the pandemic on our business in the future, if any, will depend, in part, on the duration, severity, and location of any resurgences of infections.

Virtually all of our retail stores were temporarily closed for varying periods of time during the first quarter and into the second quarter of 2020 due to governmental orders and concern for the health and safety of our associates, consumers and communities. Broad shutdowns under government orders, particularly in Europe and Canada, were put in place again at the end of 2020, resulting in temporary store closures there that remained in place into 2021. Infection rate surges throughout 2021 resulted in temporary store closures for varying periods of time throughout the year, primarily in Europe, Australia and Asia. COVID-related pressures continued into 2022, although to a much lesser extent than in 2021 in all regions except China. Strict lockdowns in China resulted in extensive temporary store closures and significant reductions in consumer traffic and purchasing throughout 2022, and impacted certain warehouses, resulting in a temporary pause of deliveries to our wholesale customers and from our digital commerce business in the first half of 2022. COVID-related restrictions in China were lifted at the end of the fourth quarter of 2022.

Our brick and mortar wholesale customers and our licensing partners also experienced significant business disruptions as a result of the pandemic. Our wholesale customers and franchisees globally generally experienced temporary store closures and operating restrictions and obstacles in the same countries and at the same times as us. The impact of the pandemic on some of our brick and mortar wholesale customers resulted in them closing their stores, with several of our wholesale customers in North America filing for bankruptcy in 2020. Certain of our wholesale customers have also been subject to activist shareholder campaigns that can distract management, upset business plans and drain funds that could be invested in business operations.

The pandemic has impacted our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as slowdowns in factory production in some of our key sourcing countries delayed product orders, particularly during the second half of 2021 and throughout 2022, and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions impacted our inventory levels and our sales volumes. We also incurred higher freight and other logistics costs in connection with these disruptions, which negatively impacted our gross margin.

Consumers have also been affected, and may continue to be affected, by the pandemic, resulting in adverse impacts on us. Concerns about the health risks in traveling, as well as consumers’ illness or unwillingness to shop in stores out of fear of exposure, has adversely affected traffic in our stores and our wholesale customers’ and franchisees’ stores. Consumer spending has been, and may continue to be, negatively impacted by job losses and reduced earnings power, inflationary pressures, and other factors. All these factors have negatively impacted, and might continue to negatively impact, our direct sales to consumers and our sales to our wholesale customers, due to lower sales of our products, and those of our licensees, through their sales channels.

Any or all of the foregoing could have a material and adverse impact on our results of operations, financial condition and cash flows from operations.

A significant portion of our revenue and gross profit is derived from a small number of large wholesale customers and the loss of any of these customers or significant financial difficulties in their businesses could substantially reduce our revenue.

A small number of our customers account for significant portions of our revenue. Sales to our five largest customers were 14.1%, 15.0% and 16.3% of our revenue in 2022, 2021 and 2020, respectively. No single customer accounted for more than 10% of our revenue in 2022, 2021 or 2020.

We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties, climate impacts or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners for any reason, including due to store closures, reduced traffic and consumer spending trends, or product delivery delays, such as those that resulted from the COVID-19 pandemic, could reduce substantially our revenue and materially adversely affect our profitability.

Traditional brick and mortar retailers have experienced the same significant business disruptions as a result of the COVID-19 pandemic as we have. Several of our customers in North America filed for bankruptcy since the onset of the pandemic, including J.C. Penney Corporation, Inc., which was one of our ten largest customers in 2019.

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

A significant portion of our PVH+ Plan strategy involves growing our Tommy Hilfiger and Calvin Klein businesses. Our achievement of revenue and profitability growth from Tommy Hilfiger and Calvin Klein will depend largely upon our ability to:
•continue to maintain and enhance the distinctive brand identities of the TOMMY HILFIGER and Calvin Klein brands;
•continue to maintain good working relationships with Tommy Hilfiger’s and Calvin Klein’s licensees and enter into new, or renew or extend existing, license agreements and successfully transition licensed businesses in house, including the plan we announced in November 2022 to bring in-house over time most of the Calvin Klein and TOMMY HILFIGER product categories currently licensed to G-III and directly operate those businesses upon expiration of the licensing agreements; and
•continue to strengthen and expand the Tommy Hilfiger and Calvin Klein businesses.

We cannot assure you that we can execute successfully any of these actions or our growth strategy for these businesses, nor can we assure you that the launch of any additional product lines or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to carry out our growth strategy successfully may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space or add additional product lines, our ability to develop new relationships with retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to continue to develop and grow the Tommy Hilfiger or Calvin Klein businesses, our financial condition and results of operations may be materially adversely affected.

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

In addition, brand value and patronage could diminish significantly due to a number of other factors, including consumer attitudes regarding social and political issues and consumer perceptions of our position on these issues, the positions taken by celebrities, athletes and others who promote our products (and our response to the same) or a belief that we or our business partners have acted in an irresponsible or unacceptable manner. Negative claims or publicity regarding the TOMMY HILFIGER or Calvin Klein brands, stores or products, including stores operated by business partners and licensed products, or regarding celebrities, athletes and others who promote our products, as well as our treatment of employees and customers, particularly when made on social media, which has the potential to rapidly accelerate the timing and reach of negative publicity, also could adversely affect the reputation of the brands and sales even if the subject of such publicity is unverified or inaccurate and we seek to correct it.

Increased regulation and stakeholder scrutiny regarding our environmental, social and governance (“ESG”) matters, could result in additional costs or risks and adversely impact our reputation.

There is an increased focus, including by regulators, legislators, consumers, investors, our associates and other stakeholders on ESG matters, including increased pressure to expand our disclosures, ensure labor and other sustainability aspects within our supply chain, make and establish corporate responsibility goals and take actions to meet them, which could expose us to regulatory, legal, market, operational and execution costs or risks. We seek to comply with all applicable laws, rules and regulations and also have established focus areas and targets under our Fashion Forward corporate responsibility strategy in respect to many ESG measures, including in regards to diversity, greenhouse gas emissions, water usage and usage of more sustainable materials and packaging. There can be no assurance that we can achieve compliance without significant impact on our business or results of operations or that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. This also could adversely affect our reputation and the reputation of our brands, sales and demand for our products, retention of our associates, willingness of our suppliers to do business with us, and investor interest in our securities.

Our business is heavily dependent on the ability and desire of consumers to travel and shop.

Reduced consumer traffic and purchasing, whether in our own retail stores, the stores of our wholesale customers or in our franchisees’ stores, could have a material adverse effect on our financial condition, results of operations and cash flows. Reductions could result from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, natural disasters, terrorist attacks or the perceived threat of terrorist attacks. Disease epidemics and other health-related concerns, such as the COVID-19 pandemic, also could result in (and, in the case of the pandemic, has resulted in) closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments impose mandatory business closures, travel restrictions, vaccine mandates or the like to prevent the spread of disease. War, such as the current war in Ukraine, or the perceived threat of war, also could result in (and, in the case of the war in Ukraine, has resulted in) closed stores (both those operated by us and by our business partners), and reduced consumer traffic and purchasing. Additionally, political or civil unrest and demonstrations also could affect consumer traffic and purchasing.

Our U.S. retail store operations are a material contributor to our revenue. The majority of our United States stores are located away from major residential centers or near vacation destinations, making travel a critical factor in their success. These retail businesses historically also have had a significant portion of their revenue attributable to sales to international tourists and, as such, have been negatively affected by the decrease in international tourists coming to the United States as a result of the pandemic, resurgences of infections, and pandemic-related travel restrictions. In addition to the factors discussed above, international tourism to the United States could be reduced, as could the extent to which international tourists shop at our stores, during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Canadian dollar, the Mexican peso, the Korean won and the Chinese yuan renminbi. Reductions in international tourist traffic and spending have had, and in the future may have, a material adverse effect on our financial condition and results of operations.

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

The revenue of our digital commerce businesses, which historically has not represented a significant portion of our total revenue, experienced strong growth during 2020 and 2021, both with respect to our direct-to-consumer businesses and the wholesale business (i.e., sales to pure play and digital commerce businesses of traditional retailers), and is now approximately 20% of our total revenue. The success of our digital commerce businesses depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to digital commerce usage and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their digital commerce sites. Any failure on our part, or on the part of our third party digital partners, to provide digital commerce platforms that attract consumers, build our brands and result in repeat consumer purchases could result in diminished brand image, relevance and loyalty and lost revenue. Additionally, as consumers shift purchasing preferences to online channels, the failure to attract to our digital commerce channels consumers who previously made purchases in our stores and those operated by our wholesale partners and franchisees, will adversely affect our financial condition and results of operations.

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

The success of our digital commerce businesses depends, in part, on consumer satisfaction, including timely receipt of orders. Fulfillment of these orders requires different logistics operations than for our retail store and wholesale customer operations. We need adequate capacity, systems and operations to sustain and support the continued growth in our digital commerce businesses. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire or other casualty, natural disaster, systems disruption (including as a result of attacks on computer systems, such as ransomware attacks), labor shortage or interruption, including as a result of disease epidemics and health related concerns (such as the COVID-19 pandemic), or if there is a significant increase in demand for shipping capacity (as was the case in 2021 and through the first half of 2022), we may experience (and, in the case of the pandemic, did experience) disruption or delay in distributing our products to our consumers, which could result in consumer dissatisfaction and lost sales. Additionally, in the event of any of the foregoing, we may incur (and, as a result of the pandemic, did incur) higher costs than anticipated to ensure smooth and timely operation. Any of the foregoing could have an adverse effect on the reputation of our brands and our revenue and results of operations.

Global economic conditions, including volatility in the financial and credit markets, may adversely affect our business.

Economic conditions in the past have adversely affected, and in the future may adversely affect, our business, our customers and licensees and their businesses, and our financing and contractual arrangements, as a result of, among other factors, the COVID-19 pandemic, current inflationary pressures globally, and the war in Ukraine and its broader macroeconomic implications. Such conditions, amongst other things, have resulted, and in the future may result, in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers and licensees, may cause such customers to reduce or discontinue orders of our products and licensed products sold by our licensees, and may result in customers being unable to pay us for products they have purchased from us and licensees being unable to pay us for royalties owed to us. Financial difficulties of customers and licensees also may affect the ability of our customers and licensees to access credit markets or lead to higher credit risk relating to receivables from customers and licensees. Our traditional wholesale customers and our licensees experienced significant business disruptions as a result of the pandemic and the resurgences of infections, with several of our wholesale customers in North America filing for bankruptcy in 2020, which has had an adverse impact on our results of operations.

Volatility in the financial and credit markets, including the current volatility, due, in part, to inflationary pressures globally and the war in Ukraine and its broader macroeconomic implications, could also make it more difficult or expensive for us to obtain financing or refinance existing debt when the need arises, including upon maturity, which for our 3 5/8% senior notes is July 2024 and for our 4 5/8% senior notes is 2025, or on terms that would be acceptable to us.

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

The majority of our apparel, footwear and accessories are produced by and purchased or procured from independent manufacturers in approximately 40 countries, with most being located in Asia. Although no single supplier or country is or is expected to become critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

•political or labor instability or military conflict involving any of the countries in which we, our contractors, or our suppliers operate, which could cause a delay in the production or transportation of our products and raw materials to us and an increase in production and transportation costs;
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
•a significant increase in wage, freight, shipping and other logistics costs, including as a result of disruption at ports of entry, which could result (and in the case of the pandemic, did result in) increased freight and other logistics costs;
•natural disasters, such as floods, earthquakes, wildfires and droughts, the frequency of some of which may be increasing due to climate change, could result in closed factories and scarcity of raw materials (particularly cotton);

•disease epidemics and health related concerns, such as the COVID-19 pandemic, which could result in (and in the case of the pandemic, did result in certain of the following) a significant decrease in factory and shipping capacity, closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
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
•the implementation of new or increased duties, tariffs, taxes and other charges on imports; and
•the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions, such as the listing of a person or entity as a SDN (Specially Designated Nationals and Blocked Persons) by the United States Department of the Treasury’s Office of Foreign Assets Control and the issuance of WROs by the CBP.

We continuously look for alternative sourcing options, but we may not be able to shift timely, if at all, production from a country when new or increased duties, tariffs, taxes or other charges are imposed. In addition, higher costs in sourcing from other countries, including because others in the industry are looking to move production for the same reason, may make the move price-prohibitive. We may not be able to pass the entire cost increase resulting from tariffs, duties, taxes or other expenses onto consumers or could choose not to. Any increase in prices to consumers could have an adverse impact on our direct sales to consumers, as well as sales by our wholesale customers and our licensees. Any adverse impact on such sales or increase in our cost of goods sold could have a material adverse effect on our business and results of operations.

Various actions by the United States Government (including SDN designations, the enactment of the Uyghur Forced Labor Prevention Act and issuances of WROs), have prohibited or limited the business that companies like us and, in many cases, our business partners, can conduct with numerous individuals, companies and entities who operate in Xinjiang Province, China, as well as the direct or indirect production of goods and the use of cotton grown in Xinjiang Province. These and other actions have affected and could continue to affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. These and related matters also have been subject to significant scrutiny and contention in China, the United States and elsewhere, resulting in criticism against multinational companies, including us. As a consequence, these matters (and matters like them) have the potential to affect our revenue and the reputation of our brands and us. In addition, while we make efforts to confirm that SDNs, people and materials covered by WROs, and other sanctioned entities, people and materials are not present in our supply chain, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with SDNs or other sanctioned persons or in banned materials.

If our suppliers, licensees, or other business partners, or the suppliers used by our licensees, fail to use legal and ethical business practices, our business could suffer.

We require our suppliers, licensees and other business partners, and the suppliers used by our licensees, to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices. We audit, or have third parties audit, the operations of these independent parties to determine compliance. We were a member of the Accord on Fire and Building Safety in Bangladesh and are a member of its successors, as well as outgrowth organizations such as the International Accord for Health and Safety in the Textile and Garment Industry, the mission of each of which is to improve workplace, fire and building safety in factories in major textile and apparel producing countries. We also collaborate with factories, suppliers, industry participants and other stakeholders to improve the lives of the workers and others in our sourcing communities. However, we do not control our business partners, or the suppliers used by our licensees, including with respect to their labor, manufacturing and other business practices. Our industry has experienced and we have been impacted by, increased regulation and enforcement, in particular in regards to concerns around forced labor in supply chains. These trends regarding regulation and enforcement are expected to continue, especially through action in the countries where we sell most of our products.

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

We rely upon independent third parties for the manufacturing of the vast majority of our apparel, footwear and accessories. A manufacturer’s failure to ship products to us in a timely manner, as well as logistics disruptions, as occurred in the 2020 through 2022 period as a result of the COVID-19 pandemic, or for manufacturers to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenue and, consequently, our results of operations.

Our business is susceptible to risks associated with climate change and an increased focus by stakeholders on climate change, which may adversely affect our business and results of operations.

Our business is susceptible to risks associated with climate change, including potential disruptions to our supply chain and impacts on the availability and costs of raw materials. Increased frequency and severity of adverse weather events (such as storms, floods and droughts) due to climate change could also cause increased incidence of disruption to the production and distribution of our products, an adverse impact on consumer demand and spending, and/or more frequent store closures and/or lost sales as customers prioritize basic needs. In addition, certain of our wholesale customers have begun to establish sourcing requirements related to sustainability. As a result, we have received requests for sustainability related information about our products and, in some cases, customers have required that certain of our products include sustainable materials or packaging, which may result in higher raw material and production costs. Our inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for our products. Further, certain online sellers of our products have begun to identify to consumers and help consumers limit purchases to product the sellers identify as being more sustainable. Our failure to offer products that meet these sustainability standards could result in decreased demand for our products and lost sales.

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

The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensee, whether due to the termination or expiration of the relationship, the cessation of the licensee’s operations or otherwise (including as a result of financial difficulties of the licensee), without an equivalent replacement, or a significant decline in our licensees’ sales, for example as occurred as a result of the COVID-19 pandemic, could materially impact our profitability.

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
•appropriately pricing products and creating an acceptable value proposition for customers, including increasing prices to mitigate inflationary pressures (as we did in certain regions and for certain product categories during 2022) while minimizing the risks of dampening consumer demand;
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

The apparel industry, particularly in the United States, is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products, retailer demands for allowances, incentives and other forms of economic support, and changes in consumer demand including, for example, as had occurred as a result of the COVID-19 pandemic. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our profitability to decline if we are unable to appropriately manage inventory levels or offset price reductions with sufficient reductions in product costs or operating expenses.

Continued volatility in the availability and prices for commodities and raw materials we use in our products (such as cotton) and inflationary pressures, including the increased air freight costs we experienced beginning in the second half of 2021 and into 2022 and the increased costs of labor, raw materials and ocean freight we experienced in 2022, have resulted, and are expected to continue to result, particularly in the first half of 2023, in increased pricing pressures and, in turn, pressure on our margins. We implemented price increases in certain regions and for certain product categories during 2022 to mitigate the higher costs. However, in the future, we may not be able to implement price increases that fully mitigate the impact of higher costs and/or any such price increases could have an adverse impact on consumer demand for our products. As well, consumer spending has been, and may continue to be, negatively impacted by reduced earnings power resulting from the current inflationary pressures, which has resulted, and may continue to result, lower sales of our products, increased inventories, order cancellations, higher discounts, pricing pressure, higher inventory levels industry-wide, and lower gross margins.

If we are unable to manage our inventory effectively and accurately forecast demand for our products, our results of operations could be materially adversely affected.

We have made and continue to make investments in our supply chain management systems and processes that enable us to respond more rapidly to changes in sales trends and consumer demands and enhance our ability to manage inventory. However, there can be no assurance that we will be able to anticipate and respond successfully to changing consumer tastes and style trends or economic conditions and, as a result, we may not be able to manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, or our supply chain and logistics partners are unable to adjust to changes in consumer demand for our products, including, for example, as had occurred as a result of the COVID-19 pandemic in 2020, we may at times experience excess inventory levels or a shortage of product required to meet demand. Inventory levels in excess of consumer demand have resulted in, and may in the future result in, inventory write-downs and the sale of excess inventory at heavily discounted prices, which could have a material adverse effect on our profitability and the reputation of our brands. If we underestimate consumer demand for our products, we may not have sufficient inventories of product to meet consumer requirements in a timely manner, which could result in lost revenues, as well as damage to our reputation and relationships.

The loss of members of our executive management and other key employees could have a material adverse effect on our business.

We depend on the services and management experience of our executive officers, who have substantial experience and expertise in our business. We also depend on other key executives in various areas of our businesses and operations. Competition for qualified personnel in the apparel industry is intense and competitors may use aggressive tactics to recruit our key employees. The loss of services of one or more of these individuals or the inability to effectively identify a suitable successor for them could have a material adverse effect on us.

We may not be successful in the take-back of licensed businesses.

As part of our PVH+ Plan strategy, we are planning to, and in the future may pursue further opportunities to, increase direct management of our Calvin Klein and TOMMY HILFIGER brands through take-backs of licensed businesses. For example, we recently announced our intention to bring in-house and directly operate most of the Calvin Klein and TOMMY HILFIGER product categories currently licensed in the United States and Canada to G-III as the license agreements expire beginning at the end of 2023 through 2027.

The integration of previously licensed businesses may be complex, costly and time-consuming. We may have difficulty, or may not succeed in, integrating the businesses into our operations, hiring qualified key employees needed to operate the businesses, or otherwise managing the previously licensed businesses. Furthermore, we may incur higher than expected costs to bring previously licensed businesses in-house and/or to operate these businesses. As such, license take-backs may not achieve the intended benefits to our overall growth strategy, our brands and results of operations, and our overall profitability may decline to the extent we are unable to operate these businesses at the same level of earnings that we realized when they were licensed businesses.

Acquisitions may not be successful in achieving intended benefits, cost savings and synergies.

Acquisitions historically have been a part of our growth. Prior to completing any acquisition, our management team identifies expected synergies, cost savings and growth opportunities but, due to legal and business limitations, we may not have access to all necessary information. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:
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

We had outstanding as of January 29, 2023 an aggregate principal amount of $2.301 billion of indebtedness, of which $100 million of unsecured debentures are due in 2023, €525 million of euro-denominated senior unsecured notes are due in 2024 and $500 million of senior unsecured notes are due in 2025. Our level of debt could have important consequences to investors, including:
•requiring a substantial portion of our cash flows from operations be used for the payment of principal and interest on our debt, thereby reducing the funds available to us for our operations or other capital needs;
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
•placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, share repurchases, dividend payments, contributions to pension plans and general corporate requirements; and
•leaving us vulnerable to increases in interest rates with respect to borrowings we make at variable interest rates, including under our senior unsecured credit facilities.

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

Our results of operations will be unfavorably impacted by foreign currency translation during times of a strengthening United States dollar, particularly against the euro, the Australian dollar, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies. Our results of operations are similarly affected by the transactional impact of foreign currency, and will be unfavorably impacted during times of a strengthening United States dollar as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold and favorably impacted during times of a weakening United States dollar as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We currently use and plan to continue to use foreign currency forward exchange contracts to mitigate the cash flow or market risks associated with these inventory transactions, but we are unable to eliminate these risks entirely.

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

Our ability to maintain compliance with the financial covenant under our senior unsecured credit facilities may be adversely affected by future economic conditions.

We are required under the terms of our senior unsecured credit facilities to comply with a maximum net leverage ratio. A prolonged disruption to our business, such as we experienced in 2020 and into 2021, as a result of the COVID-19 pandemic, may impact our ability to comply with this covenant in the future. Non-compliance with this covenant would constitute an event of default under the terms of our senior unsecured credit facilities, which may result in an acceleration of payment to the lenders, which in turn could trigger defaults under our other debt facilities.

Our inability to comply with the maximum net leverage ratio may require us to seek relief in the form of a covenant waiver, as we did in June 2020. Covenant waivers may lead to fees associated with obtaining the waiver, increased costs, increased interest rates, additional restrictive covenants and other lender protections that would be applicable to us under these facilities, and such increased costs, restrictions and modifications may be significant. In addition, our ability to provide additional lender protections under these facilities if necessary, including the granting of security interests in collateral, will be limited by the restrictions under our other debt facilities. There can be no assurance that we would be able to obtain future waivers in a timely manner, on terms acceptable to us, or at all. If we were not able to obtain a covenant waiver in the future under our senior unsecured credit facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facilities.

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

Our operating performance also may be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year. These gains and losses can be significant and can create volatility in our operating results. As a result of the recent volatility in the financial markets due, among other reasons, to the impact of the COVID-19 pandemic, the war in Ukraine and its broader macroeconomic implications and inflationary pressures, there continues to be significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2023. We may incur a significant actuarial gain or loss in 2023 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets.

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

Adverse changes in future market conditions, a shift in consumer buying trends or weaker operating results compared to our expectations, including, for example, as occurred in 2020 as a result of the COVID-19 pandemic and as a result of discount rates in 2022, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a material impairment charge if we are unable to recover the carrying value of our goodwill, other indefinite-lived intangible assets and long-lived assets.

We determined in the first quarter of 2020 that the significant adverse impacts of the COVID-19 pandemic on our business, including an unprecedented material decline in revenue and earnings and an extended decline in our stock price and associated market capitalization, was a triggering event that required us to perform impairment testing of our goodwill and indefinite-lived intangible assets. The interim testing resulted in us recording $926 million of noncash impairment charges in the first quarter of 2020. We also determined that certain finite-lived intangible assets, which had a relatively short remaining useful life, were not recoverable and, therefore, impaired due to the adverse impacts of the pandemic on the current and projected performance of the underlying businesses. Additionally, in the third quarter of 2022, in conjunction with our 2022 annual goodwill impairment test, we recorded $417 million of noncash impairment charges. The impairment was non-

operational and driven by a significant increase in discount rates, as a result of then-current economic conditions. As of January 29, 2023, we had $2.359 billion of goodwill and $3.250 billion of other intangible assets on our balance sheet, which together represented 48% of our total assets.

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

We utilize a risk-based, multi-layered information security approach based on the NIST (National Institute of Standards and Technology) Cybersecurity Framework to identify and address cybersecurity risks. We take measures to protect data and ensure those who use our systems are aware of the importance of protecting our systems and data. These include implementation of security standards, network system security tools, associate training programs and security breach procedures. To measure the effectiveness of these, we perform phishing exercises, tabletop breach exercises and penetration tests. Our training provided to all associates who have access to our systems includes regular phishing tests and online courses. Two courses were conducted in 2022, as were 11 tests. We have an escalating schedule of discipline for test failures, which includes additional training and would ultimately lead to loss of access rights. Certain trainings also are administered to the members of the Board of Directors, one of which annually is typically mandatory. In addition, to measure and assess compliance, our information security approach is subject to an annual assessment of its maturity within the NIST Cybersecurity Framework by an independent third party consultant.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties that we occupied as of January 29, 2023 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate and Tommy Hilfiger administrative offices and showrooms	Leased	220,000
New York, New York	Calvin Klein and Heritage Brands administrative offices and showrooms	Leased	474,000
Bridgewater, New Jersey	Corporate and retail administrative offices	Leased	239,000
Banksmeadow, Australia	Tommy Hilfiger, Calvin Klein and Heritage Brands administrative offices, showrooms, warehouse and distribution center	Leased	243,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	487,000
Venlo/Oud Gastel/Sevenum, The Netherlands	Warehouse and distribution centers	Leased	2,653,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Palmetto, Georgia	Warehouse and distribution center	Leased	983,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	778,000
Hong Kong SAR, China	Corporate, Tommy Hilfiger and Calvin Klein administrative offices	Leased	108,000

As of January 29, 2023, we leased certain other administrative offices, showrooms and warehouse and distribution centers in various domestic and international locations. We also leased and operated as of January 29, 2023, approximately 1,500 retail locations in the United States, Canada, Europe, Asia-Pacific and Brazil.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PVH.” Certain information with respect to the dividends declared on our common stock appear in the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest included in Item 8 of this report. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 10, 2023, there were 495 stockholders of record of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 31, 2022 -
November 27, 2022	388,452	$56.34	387,400	$874,795,801
November 28, 2022 -
January 1, 2023	735,876	70.55	726,600	823,514,975
January 2, 2023 -
January 29, 2023	292	75.28	—	823,514,975
Total	1,124,620	$65.65	1,114,000	$823,514,975
___________________

(1)The Company’s Board of Directors has authorized over time since 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026, which includes a $1.0 billion increase in the authorization and a three year extension of the program approved by the Board of Directors on April 11, 2022. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

(2)Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2022 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the S&P 500 Index, the S&P 500 Apparel, Accessories & Luxury Goods Index, the Russell 3000 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended January 29, 2023.

We are no longer included in the S&P 500 Index and the S&P 500 Apparel, Accessories & Luxury Goods Index and, as a result, can no longer use them as our broad equity market and industry peer group, respectively. We now are in the Russell 3000 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index and will use them as our broad equity market index and industry peer group, respectively. The performance graph below presents all the indices used for this transition year.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
02/04/18
02/03/19
02/02/20
01/31/21
01/30/22
01/29/23
PVH Corp.
Russell 3000 Index
S&P 1500 Apparel, Accessories & Luxury Goods Index
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

Value of $100.00 invested after 5 years:

Our Common Stock	$58.58
Russell 3000 Index	$157.61
S&P 1500 Apparel, Accessories & Luxury Goods Index	$76.93
S&P 500 Index	$160.94
S&P 500 Apparel, Accessories & Luxury Goods Index	$60.32

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

We are one of the largest global apparel companies in the world, with a history going back over 140 years and have been listed on the New York Stock Exchange for over 100 years. We manage a portfolio of iconic brands, including TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen, IZOD, ARROW, and Geoffrey Beene, which we owned through the second quarter of 2021 and now license back for certain product categories, and other owned and licensed brands. We also had a perpetual license for Speedo in North America and the Caribbean until April 6, 2020.

We generated revenue of $9.0 billion, $9.2 billion and $7.1 billion in 2022, 2021 and 2020 respectively. Over 65% of our revenue in 2022, 2021 and 2020 was generated outside of the United States. Our global iconic brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue during each of 2022 and 2021, and over 85% of our revenue during 2020. Our business was significantly negatively impacted by the COVID-19 pandemic during 2020, resulting in an unprecedented material decline in revenue. Revenue in 2021 and 2022 continued to be negatively impacted by the pandemic and related supply chain and logistics disruptions, although to a much lesser extent than in 2020.

PVH+ Plan

At our April 2022 Investor Day, we introduced the PVH+ Plan, our multi-year, strategic plan to drive brand-, digital- and direct-to-consumer-led growth and financial performance for sustainable, long-term profitable growth and value creation. The PVH+ Plan builds on our core strengths and connects Calvin Klein and TOMMY HILFIGER closer to the consumer than ever before through five key drivers: (1) win with product, (2) win with consumer engagement, (3) win in the digitally-led marketplace, (4) develop a demand- and data-driven operating model, and (5) drive efficiencies and invest in growth. These five foundational drivers apply to each of our businesses and are activated in the regions to meet the unique expectations of our consumers around the world.

RESULTS OF OPERATIONS

War in Ukraine

As a result of the war in Ukraine, we announced in March 2022 that we were temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, we made the decision to exit from our Russia business, including the closure of our retail stores in Russia and the cessation of our wholesale operations in Russia and Belarus. Additionally, while we have no direct operations in Ukraine, virtually all of our wholesale customers and franchisees in Ukraine were impacted during 2022, which resulted in a reduction in shipments to these customers and canceled orders.

We recorded net pre-tax costs of $43 million in 2022 in connection with our decision to exit from the Russia business, consisting of (i) $44 million of noncash asset impairments, (ii) $5 million of contract termination and other costs and (iii) $2 million of severance, partially offset by an $8 million gain related to the early termination of certain store lease agreements in Russia. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

In addition, our revenue in 2022 reflected a reduction of approximately $122 million compared to the prior year, as a result of the war in Ukraine. Our net income in 2022 also reflected a reduction of approximately $41 million, apart from the $43 million of net pre-tax costs discussed above, as well as the related tax impact, as compared to the prior year. Approximately 2% of our revenue in 2021 was generated in Russia, Belarus and Ukraine.

The war also has led to, and may lead to further, broader macroeconomic implications, including the weakening of the euro against the United States dollar for a significant portion of 2022, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending. There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts on the broader European market, will impact our business, financial condition and results of operations in 2023.

Inflationary pressures

We believe inflationary pressures have negatively impacted our revenue and earnings in 2022, including (i) increased costs of labor, raw materials and freight and (ii) beginning late in the second quarter of 2022, a slowdown in consumer demand for our products. We implemented price increases in certain regions and for certain product categories during 2022 to mitigate the higher costs. However, the slowdown in consumer demand has also resulted in an increased promotional environment as consumers reduced discretionary spend and certain wholesale customers have taken a more cautious approach, particularly in North America and to a lesser extent in Europe. We expect inflationary pressures to continue to negatively impact our revenue and earnings into 2023.

COVID-19 Pandemic Update

The COVID-19 pandemic has had a significant impact on our business, results of operations, financial condition and cash flows from operations. We currently do not expect the pandemic to have a significant impact on us in 2023.

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

•Our stores continued to be impacted during 2021 by the pandemic, including temporary closures of our stores in Europe, Canada, Japan, Australia and China for varying periods. Further, a significant percentage of our stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic.

•COVID-related pressures continued into 2022, although to a much lesser extent than in 2021 in all regions except China. Strict lockdowns in China resulted in extensive temporary store closures and significant reductions in consumer traffic and purchasing, as well as have impacted certain warehouses, which resulted in the temporary pause of deliveries to our wholesale customers and from our digital commerce businesses in the first half of 2022. COVID-related restrictions in China were lifted at the end of the fourth quarter of 2022.

•In addition, our North America stores have been challenged by the significant decrease in international tourists coming to the United States since the onset of the pandemic. While the impact has continuously improved since 2020, we expect international tourists shopping in our stores in 2023 will continue to be below 2019 levels. Stores located in international tourist destinations have historically represented a significant portion of this business.

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

Our digital channels, which have historically represented a less significant portion of our overall business, experienced exceptionally strong growth during 2020 and into the first quarter of 2021, both with respect to sales to our traditional and pure play wholesale customers, as well as within our own directly operated digital commerce businesses across all brand businesses and regions. Digital growth was less pronounced during the remainder of 2021 as stores reopened and capacity restrictions lessened. Sales through digital channels decreased 12% in 2022 compared to exceptionally strong revenue in 2021, inclusive of a negative impact of approximately 8% related to foreign currency translation. We currently expect our sales through digital channels as a percentage of total revenue in 2023 to remain consistent with 2022 levels at approximately 20%.

In addition, the pandemic has impacted our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries delayed product orders, particularly during the second half of 2021 and into the first half of 2022, and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions impacted our inventory levels, including in-transit goods, and our sales volumes. These impacts significantly improved in the second half of 2022. We incurred beginning in the second half of 2021 and through the first half of 2022 higher air freight and other logistics costs in connection with these disruptions. To mitigate the supply chain and logistics disruptions, we increased our core product inventory levels.

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

Outlook Uncertainty due to War in Ukraine and Inflation

There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and foreign currency volatility. Our 2023 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2023 may be subject to significant material change based on changes in these and other factors.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,500 Company-operated free-standing store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,300 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide, under our TOMMY HILFIGER and Calvin Klein trademarks. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as the following reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and, (vi) through the second quarter of 2021, Heritage Brands Retail. Our Heritage Brands Retail segment has ceased operations.

The following actions, transactions and events, in addition to the exit from our Russia business and the impacts from the COVID-19 pandemic as discussed above, have impacted our results of operations and the comparability among the years, including our full year 2023 expectations, as discussed below:

•We recorded a pre-tax noncash goodwill impairment charge of $417 million in the third quarter of 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven by a significant increase in discount rates as a result of then-current economic conditions. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We announced in August 2022 plans to reduce people costs in our global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement (the “2022 cost savings initiative”), which is expected to result in annual cost savings of approximately $100 million, net of continued strategic people investments. We recorded pre-tax costs of $20 million during 2022, consisting of severance related to initial actions taken under the plans. We expect to incur additional costs in 2023 in connection with the 2022 cost savings initiative, however the additional costs are not known at this time. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We completed the sale of our approximately 8% economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III (the “Karl Lagerfeld transaction”) on May 31, 2022 for approximately $20 million in cash, subject to customary adjustments, with $1 million of the proceeds held in escrow. We recorded a pre-tax gain of $16 million in the second quarter of 2022 in connection with the transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We completed the sale of certain of our heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of our Heritage Brands business with a net carrying value of $98 million, to ABG and other parties, on the first day of the third quarter of 2021 for net proceeds of $216 million. We recorded an aggregate net pre-tax gain of $113 million in the third quarter of 2021 in connection with the transaction, consisting of (i) a gain of $119 million, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell, and a net gain on our retirement plans associated with the transaction, partially offset by (ii) $6 million of pre-tax severance costs. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

•We licensed Speedo for North America and the Caribbean until April 2020, at which time we sold the Speedo North America business to Pentland, the parent company of the Speedo brand, for net proceeds of $169 million (the “Speedo transaction”). Upon the closing of the transaction, we deconsolidated the net assets of the Speedo North America business and no longer licensed the Speedo trademark. We recorded a pre-tax noncash loss of $142 million in the fourth quarter of 2019, when the Speedo transaction was announced, consisting of (i) a noncash impairment of our perpetual license right for the Speedo trademark and (ii) a noncash loss to reduce the carrying value of the business to its estimated fair value, less costs to sell. In connection with the closing of the Speedo transaction, we recorded an additional pre-tax noncash net loss of $3 million in the first quarter of 2020, consisting of (i) a $6 million noncash loss resulting from the remeasurement of the loss recorded in the fourth quarter of 2019, primarily due to changes to the net assets of the Speedo North America business subsequent to February 2, 2020, partially offset by (ii) a $3 million gain on our retirement plans. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

We also announced in November 2022 that we extended most of our licensing agreements with G-III for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations from the end of 2023 through 2027. Upon expiration, we intend to bring most of the licensed product categories in-house and directly operate these businesses.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 65% of our 2022 revenue was subject to foreign currency translation. The United States dollar weakened against the euro, which is the foreign currency in which we transact the most business, in the latter half of 2020 and in the first half of 2021, but then strengthened in the second half of 2021. The United States dollar continued to strengthen against the euro, as well as against most major currencies, during the first nine months of 2022, but then began to weaken in the fourth quarter of 2022 and into 2023. Our 2022 revenue and net income decreased by approximately $630 million and $70 million, respectively, as compared to 2021 due to the impact of foreign currency translation. However, we currently expect our 2023 revenue and net income to increase by approximately $70 million and $10 million, respectively, as compared to 2022 due to the impact of foreign currency translation.

There also is a transactional impact of foreign exchange on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. Our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transactional impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations in the year following their inception, as the underlying inventory hedged by the contracts is sold. Our 2022 net income decreased by approximately $25 million as compared to 2021 due to the transactional impact of foreign currency. We currently expect our 2023 net income to decrease by approximately $75 million as compared to 2022 due to the transactional impact of foreign currency with an expected negative impact to our 2023 gross margin of approximately 100 basis points.

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

We conduct business in Turkey where the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during 2022. As of January 29, 2023, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

The following table summarizes our statements of operations in 2022, 2021 and 2020:

	2022	2021	2020
(Dollars in millions)
Net sales	$8,545	$8,724	$6,799
Royalty revenue	372	340	260
Advertising and other revenue	107	91	74
Total revenue	9,024	9,155	7,133
Gross profit	5,123	5,324	3,777
% of total revenue	56.8%	58.2%	53.0%
SG&A expenses	4,377	4,454	3,983
% of total revenue	48.5%	48.7%	55.8%
Goodwill and other intangible asset impairments	417	—	933
Non-service related pension and postretirement income	(92)	(64)	(76)
Other (gain) loss, net	—	(119)	3
Equity in net income (loss) of unconsolidated affiliates	50	24	(5)
Income (loss) before interest and taxes	471	1,077	(1,072)
Interest expense	90	109	125
Interest income	7	4	4
Income (loss) before taxes	388	973	(1,193)
Income tax expense (benefit)	188	21	(56)
Net income (loss)	200	952	(1,137)
Less: Net loss attributable to redeemable non-controlling interest	—	(0)	(1)
Net income (loss) attributable to PVH Corp.	$200	$952	$(1,136)

Total Revenue

Total revenue was $9.024 billion in 2022, $9.155 billion in 2021 and $7.133 billion in 2020. The decrease in revenue of $130 million, or 1%, in 2022 as compared to 2021 included (i) a 7% negative impact of foreign currency translation, (ii) 2% reduction resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business and (iii) a 1% reduction resulting from the impact of the war in Ukraine, including closures of our stores in Russia, the cessation of wholesale shipments to Russia and Belarus, and a reduction in wholesale shipments to Ukraine, and included the following:

•The net reduction of an aggregate $46 million of revenue, or a 1% decrease compared to the prior year, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $387 million, or 8%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 4% (including an 11% negative foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 9%.

•The addition of an aggregate $123 million of revenue, or a 3% increase compared to the prior year, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $232 million, or 6%, related to foreign currency translation. Calvin Klein International segment revenue increased 1% (including a 10% negative foreign currency impact). Revenue in our Calvin Klein North America segment increased 8%.

•The reduction of an aggregate $207 million of revenue, or a 26% decrease compared to the prior year, attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments, which included a 25% decline resulting from the Heritage Brands transaction and the exit from the Heritage Brands Retail business.

Our 2022 revenue through our direct-to-consumer distribution channel decreased 1%, including a 7% negative foreign currency impact and a 2% reduction resulting from the exit of the Heritage Brands Retail business. Sales through our directly operated digital commerce businesses decreased 7% in 2022, including an 8% negative foreign currency impact, following exceptionally strong growth in 2021. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses was approximately 20% of total revenue in 2022. Our revenue through our wholesale distribution channel decreased 3% in 2022, inclusive of a 7% negative foreign currency impact and a 2% reduction resulting from the Heritage Brands transaction.

Revenue in 2020 was significantly negatively impacted by the COVID-19 pandemic as discussed above. The increase in revenue of $2.022 billion, or 28%, in 2021 as compared to 2020 included the following:

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

•The reduction of an aggregate $67 million of revenue, or an 8% decrease compared to the prior year, attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments, which included a 27% decline resulting from (i) the Heritage Brands transaction, (ii) the exit from the Heritage Brands Retail business, and (iii) the April 2020 closing of the Speedo transaction.

Our revenue through our direct-to-consumer distribution channel in 2021 increased 18%, inclusive of a 2% positive foreign currency impact and a 3% reduction from the exit of the Heritage Brands Retail business. Sales through our directly operated digital commerce businesses increased 15% in 2021, including a 2% positive foreign currency impact, as compared to the prior year following exceptionally strong growth in 2020. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses was approximately 25% of total revenue in 2021. Our revenue through our wholesale distribution channel increased 38% in 2021, inclusive of a 3% positive foreign currency impact offset by a 3% reduction from the Heritage Brands transaction.

We currently expect revenue for the full year 2023 to increase approximately 3% to 4% compared to 2022, inclusive of the positive impacts of approximately 1% related to foreign currency translation and less than 1% related to the 53rd week in 2023.

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

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross margin for 2022, 2021 and 2020:

	2022	2021	2020
Components of revenue:
Net sales	94.7%	95.3%	95.3%
Royalty, advertising and other revenue	5.3	4.7	4.7
Total	100.0%	100.0%	100.0%
Gross margin	56.8%	58.2%	53.0%

Gross profit in 2022 was $5.123 billion, or 56.8% of total revenue, as compared to $5.324 billion, or 58.2% of total revenue, in 2021. The 140 basis point gross margin decrease was primarily driven by (i) higher product, freight and other logistics costs as compared to the prior year, as a result of inflationary pressures and the supply chain and logistics disruptions, and (ii) increased promotional activity due to elevated inventory levels industry-wide compared to consumer demand, particularly in the second half of 2022. These decreases were partially offset by (i) price increases that were implemented in certain regions and for certain product categories during 2022 and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from the Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower gross margins.

Gross profit in 2021 was $5.324 billion, or 58.2% of total revenue, as compared to $3.777 billion, or 53.0% of total revenue, in 2020. The 520 basis point gross margin increase was primarily driven by (i) more full price selling, (ii) the impact of a change in the revenue mix between our International and North America segments as compared to the prior year as our International segments revenue was a larger proportion and generally carry higher gross margins, and (iii) the favorable impact of the weaker United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward exchange contracts 12 months in advance of the related inventory purchases, as the decreased local currency value of inventory results in lower cost of goods in local currency when the goods are sold. These improvements were partially offset by higher freight costs in 2021 than in the prior year, including an increase of approximately $35 million in air freight to mitigate supply chain and logistics delays.

We currently expect that gross margin in 2023 will increase by approximately 120 basis points as compared to 2022. Our expectation for 2023 includes increases primarily as a result of (i) more full price selling and promotional activity at lower overall discount levels, (ii) lower freight and other logistics costs as compared to the prior year, (iii) the annualization of price increases that were implemented during 2022 in certain regions and for certain product categories, (iv) the impact of a change in the revenue mix between our International and North America segments as compared to 2022, as our International segments revenue is expected to be a larger proportion in 2023 than in 2022 and generally carries higher gross margins, and (v) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2023 than in 2022 and generally carries higher gross margins. These increases are expected to be partially offset by (i) the approximately 100 basis point decline due to the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars as discussed above and (ii) the higher product costs we expect to incur in 2023 as a result of inflationary pressures, particularly in the first half of the year.

SG&A Expenses

Our SG&A expenses were as follows:

	2022	2021	2020
(In millions)
SG&A expenses	$4,377	$4,454	$3,983
% of total revenue	48.5%	48.7%	55.8%

SG&A expenses in 2022 were $4.377 billion, or 48.5% of total revenue, as compared to $4.454 billion, or 48.7% of total revenue in 2021. The 20 basis point decrease was primarily as a result of (i) the absence of costs incurred in the prior year and the realized cost savings in 2022 as a result of actions taken to reduce our workforce, primarily in certain international markets, and to reduce our real estate footprint and (ii) the absence in 2022 of costs incurred in the prior year associated with the exit from our Heritage Brands Retail business. These decreases were partially offset by (i) net costs incurred in connection with the exit from our Russia business, primarily consisting of noncash asset impairments and a gain on contract terminations, and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands transaction and the exit from our Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower SG&A expenses as a percentage of total revenue.

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

We currently expect that SG&A expenses as a percentage of revenue in 2023 will decrease slightly as compared to 2022. Our expectation for 2023 includes decreases primarily as a result of (i) the favorable impact of the 2022 cost savings initiative and (ii) the absence in 2023 of costs incurred in 2022 in connection with the exit from our Russia business. These decreases are expected to be partially offset by (i) the impact of the change in the revenue mix between our International and North America segments as compared to 2022, as our International segments revenue are expected to be a larger proportion in 2023 than in 2022 and generally carries higher SG&A expenses as percentages of total revenue and (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2023 than in 2022 and generally carries higher SG&A expenses as a percentage of total revenue.

Goodwill and Other Intangible Asset Impairments

We recorded a pre-tax noncash goodwill impairment charge of $417 million during 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven by a significant increase in discount rates, as a result of then-current economic conditions.

We recorded pre-tax noncash impairment charges of $933 million during 2020 resulting from the impacts of the COVID-19 pandemic on our business, including $879 million related to goodwill and $54 million related to other intangible assets, primarily our then-owned ARROW and Geoffrey Beene tradenames. These impairments resulted from interim impairment assessments of our goodwill and other intangible assets, which we were required to perform in the first quarter of 2020 due to the adverse impacts of the pandemic on our then-current and estimated future business results and cash flows, as well as the significant decrease in our market capitalization as a result of a sustained decline in our common stock price.

Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these impairments.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $92 million, $64 million and $76 million in 2022, 2021 and 2020, respectively. Non-service related pension and postretirement income in 2022, 2021 and 2020 included actuarial gains on our retirement plans of $78 million, $49 million and $65 million, respectively.

Please see Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for 2023 will be approximately $3 million. However, our expectation of 2023 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2023. We may record a significant actuarial gain or loss in 2023 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2023 non-service related pension and postretirement income may be significantly different than our projections.

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

Equity in Net Income (Loss) of Unconsolidated Affiliates

The equity in net income (loss) of unconsolidated affiliates was $50 million and $24 million of income in 2022 and 2021, respectively, as compared to a $(5) million loss in 2020. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER, Calvin Klein, and Warner’s brands, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear joint venture for the TOMMY HILFIGER, Calvin Klein, IZOD, Van Heusen and Warner’s brands and other owned and licensed trademarks in the United States and Canada, and (v) our investment in Karl Lagerfeld prior to the closing of the Karl Lagerfeld transaction in the second quarter of 2022. The equity in net income (loss) of unconsolidated affiliates for 2022 also included a $16 million pre-tax gain in connection with the Karl Lagerfeld transaction. The equity in net income (loss) of unconsolidated affiliates for 2020 also included a $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld resulting from the impacts of the COVID-19 pandemic on its business. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our investment in Karl Lagerfeld.

The equity in net income (loss) of unconsolidated affiliates for 2022 increased as compared to 2021 primarily as a result of the $16 million pre-tax gain that we recorded in 2022 in connection with the Karl Lagerfeld transaction, as well as an increase in income attributable to our joint ventures in Mexico and India. The equity in net income (loss) for 2021 increased as compared to 2020 primarily due to the absence in 2021 of the $12 million pre-tax noncash impairment of our investment in Karl Lagerfeld recorded in 2020 as well as an increase in the income on our other investments.

We currently expect that our equity in net income (loss) of unconsolidated affiliates for 2023 will decrease as compared to 2022 due to the absence in 2023 of the $16 million pre-tax gain that we recorded in the second quarter of 2022.

Interest Expense, Net

Interest expense, net decreased to $83 million in 2022 from $104 million in 2021 primarily due to the impact of $1.030 billion of voluntary long-term debt repayments made during 2021.

Interest expense, net decreased to $104 million in 2021 from $121 million in 2020 primarily due to (i) the impact of $1.030 billion of voluntary long-term debt repayments made during 2021, (ii) a decrease in interest rates as compared to 2020 and (iii) the absence in 2021 of a $5 million expense recorded in 2020 resulting from the remeasurement of a mandatorily redeemable non-controlling interest that was recognized in connection with the acquisition of the 78% ownership interests in Gazal Corporation Limited (“Gazal”) that we did not already own (the “Australia acquisition”), as the measurement period ended in 2020, partially offset by (iv) the full year impact in 2021 of the issuances in April 2020 of an additional €175 million principal amount of 3 5/8% senior unsecured notes due 2024 and in July 2020 of $500 million principal amount of 4 5/8% senior unsecured notes due 2025. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the remeasurement of the mandatorily redeemable non-controlling interest.

Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

Interest expense, net in 2023 is currently expected to be approximately $100 million compared to $83 million in 2022 primarily due to an increase in interest rates as compared to 2022.

Income Taxes

Income tax expense (benefit) was as follows:

	2022	2021	2020
(Dollars in millions)
Income tax expense (benefit)	$188	$21	$(56)
Income tax as a % of pre-tax income (loss)	48.4%	2.1%	4.7%

We file income tax returns in more than 40 international jurisdictions each year. A substantial amount of our earnings are in international jurisdictions, particularly the Netherlands and Hong Kong SAR, where income tax rates, when coupled with special rates levied on income from certain of our jurisdictional activities, have historically been lower than the United States statutory income tax rate. These special rates expired at the end of 2021.

Significant items which have caused our tax rate to fluctuate each year include the items discussed below. The effect that discrete tax amounts have on the effective income tax rate in each year is not comparable due to changes in our pre-tax income (loss).

Our effective income tax rate for 2022 was 48.4%. Our 2022 effective income tax rate included the impact of the $417 million noncash goodwill impairment charge recorded in 2022, which was non-deductible and resulted in an increase to our effective income tax rate of 22.3%.

Our effective income tax rate for 2021 was 2.1%. Our 2021 effective income tax rate included (i) a $106 million benefit resulting from a tax accounting method change made in conjunction with our 2020 United States federal income tax return that provides additional tax benefits to the foreign components of our federal income tax provision, which resulted in a decrease to our effective income tax rate of 10.9%, (ii) a favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation of $93 million, which resulted in a decrease to our effective income tax rate of 9.7%, and (iii) a $32 million benefit related to the remeasurement of certain net deferred tax assets in connection with the expiration of the special tax rates at the end of 2021, which resulted in a decrease to our effective income tax rate of 3.3%.

Our effective income tax rate for 2020 was 4.7%. Our 2020 effective income tax rate, which reflected a $(56) million income tax benefit recorded on $(1.193) billion of pre-tax losses, included (i) the impact of $879 million of pre-tax goodwill impairment charges recorded in 2020, which were mostly non-deductible and resulted in a decrease to our effective income tax rate of 13.3%, and (ii) a $33 million expense related to the remeasurement of certain of our net deferred tax liabilities in connection with the legislation enacted in the Netherlands, which became effective on January 1, 2021 and resulted in a decrease to our effective income tax rate of 2.8%.

We currently expect that our effective income tax rate in 2023 will be approximately 24%.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 15% corporate minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases. The corporate minimum tax will be effective in fiscal 2023 and the excise tax was effective January 1, 2023. Based on our current analysis, we do not expect the new law to have a material impact on our consolidated financial statements.

Redeemable Non-Controlling Interest

We formed a joint venture in Ethiopia (“PVH Ethiopia”) to operate a manufacturing facility that produced finished products for us for distribution primarily in the United States. We held an initial economic interest of 75% in PVH Ethiopia, with our partner’s 25% interest accounted for as a redeemable non-controlling interest (“RNCI”). We consolidated the results of

PVH Ethiopia in our consolidated financial statements. The capital structure of PVH Ethiopia was amended effective May 31, 2021 and we solely managed and effectively owned all economic interests in the joint venture. As a result of the amendments to the capital structure of PVH Ethiopia, we stopped attributing any net income or loss in PVH Ethiopia to an RNCI beginning May 31, 2021. The net loss attributable to the RNCI was immaterial in 2021 and 2020. We closed in the fourth quarter of 2021 the manufacturing facility that was PVH Ethiopia’s sole operation. The closure did not have a material impact on our consolidated financial statements. Please see Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at January 29, 2023 was $551 million, a decrease of $692 million from the $1.242 billion at January 30, 2022. The change in cash and cash equivalents included the impact of (i) $405 million of completed common stock repurchases under the stock repurchase program, (ii) $23 million of mandatory long-term debt repayments and (iii) $19 million of cash proceeds received in connection with the Karl Lagerfeld transaction (the remaining $1 million of proceeds is being held in escrow as of January 29, 2023). We ended 2022 with approximately $1.4 billion of borrowing capacity available under our various debt facilities.

Cash flow in 2023 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) mandatory long-term debt repayments of approximately $112 million, subject to exchange rate fluctuations, and (ii) expected common stock repurchases under the stock repurchase program of at least $200 million. There continues to be uncertainty with respect to the impacts of inflationary pressures globally and, as such, our cash flows may be subject to material significant change, including as a result of the elevated inventory levels that we have experienced and may continue to experience, due to lower consumer demand and elevated inventory levels industry-wide.

As of January 29, 2023, $397 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $39 million in 2022 compared to $1.071 billion in 2021. The decrease in cash provided by operating activities as compared to 2021 was primarily driven by changes in our working capital and a decrease in net income as adjusted for noncash charges. The changes in our working capital were primarily due to (i) an increase in inventories due to a combination of (a) abnormally low inventory levels in 2021, (b) earlier receipts of inventory in the fourth quarter of 2022 and (c) higher product costs in 2022 and (ii) a decrease in accrued expenses principally driven by (a) the timing of income tax and other payments and (b) lower accruals for certain expenses at year-end 2022 as compared to 2021. Our cash flows from operations have been impacted by supply chain and logistics disruptions, temporary store closures and other impacts of the COVID-19 pandemic on our business, and have been and may continue to be impacted by lower consumer demand as a result of inflationary pressures, particularly in North America and to a lesser extent in Europe. In an effort to mitigate these impacts, we have been and continue to be focused on working capital management.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities in our consolidated statements of cash flows. We have been informed by the third party administrators of the SCF program that suppliers had elected to sell approximately $550 million and $475 million of our payment obligations that were outstanding as of January 29, 2023 and January 30, 2022, respectively, to financial institutions and approximately $2.2 billion and $1.7 billion had been settled through the program during 2022 and 2021, respectively.

Investments in Unconsolidated Affiliates

We own a 49% economic interest in PVH Legwear. We received dividends of $6 million and $2 million from PVH Legwear during 2022 and 2021, respectively, and made a payment of $2 million to PVH Legwear during 2020 to contribute our share of the joint venture funding.

We, along with Grupo Axo, S.A.P.I. de C.V., formed a joint venture (“PVH Mexico”) in 2016, in which we own a 49% economic interest. We received dividends of $10 million and $17 million from PVH Mexico during 2022 and 2021, respectively.

Payments made to contribute our share of the joint ventures’ funding are included in our net cash used by investing activities in our Consolidated Statements of Cash Flows for the respective period. Dividends received from our investments in unconsolidated affiliates are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Karl Lagerfeld Transaction

We completed the sale of our approximately 8% economic interest in Karl Lagerfeld to a subsidiary of G-III on May 31, 2022 for $20 million in cash, subject to customary adjustments, of which $19 million was received in the second quarter of 2022 and the remaining $1 million is being held in escrow and is subject to exchange rate fluctuation. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

Capital Expenditures

Our capital expenditures in 2022 were $290 million compared to $268 million in 2021. The capital expenditures in 2022 primarily consisted of (i) investments in (a) new stores and store renovations, (b) our information technology infrastructure worldwide, including information security and (c) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (ii) enhancements to our warehouse and distribution network in Europe and North America. We currently expect that capital expenditures for 2023 will increase to approximately $350 million and will primarily consist of continued investments in these same categories.

Mandatorily Redeemable Non-Controlling Interest

We completed the Australia acquisition in 2019. The Australia acquisition agreement provided for key executives of Gazal and PVH Brands Australia Pty. Limited to exchange a portion of their interests in Gazal for approximately 6% of the outstanding shares of our previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. We were obligated to purchase this 6% interest within two years of the acquisition closing in two tranches.

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

Dividends

Cash dividends paid on our common stock totaled $10 million, $3 million and $3 million in 2022, 2021 and 2020, respectively.

We suspended our dividends following a $3 million dividend payment in March 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of a waiver we obtained in June 2020 of certain covenants under our senior unsecured credit facilities (referred to as the “June 2020 Amendment”), we were not permitted to declare or pay dividends during the relief period. However, effective June 10, 2021, the relief period under the June 2020 Amendment was terminated and we were permitted to declare and pay dividends on our common stock at the discretion of the Board of Directors. Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion of the June 2020 Amendment and the relief period. Following termination of the relief period, we made a $3 million dividend payment in the fourth quarter of 2021.

We currently project that cash dividends paid on our common stock in 2023 will be approximately $10 million based on our current dividend rate, the number of shares of our common stock outstanding as of January 29, 2023, our estimate of stock to be issued during 2023 under our stock incentive plans and our estimate of stock repurchases during 2023.

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

We suspended share repurchases under the stock repurchase program beginning in March 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of the June 2020 Amendment, we were not permitted to make share repurchases during the relief period. However, effective June 10, 2021, the relief period was terminated and we were permitted to resume share repurchases at management’s discretion, which we did starting in the third quarter of 2021. Please see the section entitled “2019 Senior Unsecured Credit Facilities” below for further discussion of the June 2020 Amendment and the relief period.

During 2022, 2021 and 2020, we purchased 6.2 million shares, 3.3 million shares and 1.4 million shares, respectively, of our common stock under the program in open market transactions for $399 million, $350 million and $111 million, respectively. Purchases of $6 million that were accrued for in the Consolidated Balance Sheet as of January 30, 2022 were paid in 2022. Purchases of $500,000 that were accrued for in the Consolidated Balance Sheet as of February 2, 2020 were paid in the in the first quarter of 2020. As of January 29, 2023, the repurchased shares were held as treasury stock and $824 million of the authorization remained available for future share repurchases.

We currently expect common stock repurchases under the stock repurchase program of at least $200 million in 2023.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	1/29/23	1/30/22
Short-term borrowings	$46	$11
Current portion of long-term debt	112	35
Finance lease obligations	12	9
Long-term debt	2,177	2,318
Stockholders’ equity	5,013	5,289

In addition, we had $551 million and $1.242 billion of cash and cash equivalents as of January 29, 2023 and January 30, 2022, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no borrowings outstanding under these facilities as of January 29, 2023. We had no borrowings outstanding under the prior senior unsecured credit facilities as of January 30, 2022 as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $199 million based on exchange rates in effect on January 29, 2023 and are utilized primarily to fund working capital needs. We had $46 million and $11 million outstanding under these facilities as of January 29, 2023 and January 30, 2022, respectively. The weighted average interest rate on funds borrowed as of January 29, 2023 and January 30, 2022 was 2.31% and 0.17%, respectively. The maximum amount of borrowings outstanding under these facilities during 2022 was $49 million.

Commercial Paper

We have the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of January 29, 2023 and January 30, 2022. The maximum amount of borrowings outstanding under the program during 2022 was $130 million.

The commercial paper note program allows for borrowings of up to $1.150 billion to the extent that we have borrowing capacity under the multicurrency revolving credit facility included in the 2022 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the multicurrency revolving credit facility at any one time cannot exceed $1.150 billion.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, we replaced our 364-day $275 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021 (the “2020 facility”), with a 364-day $275 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility matured on April 27, 2022. We paid approximately $800,000 and $2 million of debt issuance costs in connection with the 2021 facility and 2020 facility, respectively. We had no borrowings outstanding under these facilities in 2021 or in 2022 prior to maturity on April 27, 2022.

Finance Lease Obligations

Our cash payments for finance lease obligations totaled $5 million in each of 2022, 2021 and 2020.

2022 Senior Unsecured Credit Facilities

On December 9, 2022 (the “Closing Date”), we entered into new senior unsecured credit facilities (the “2022 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2019 facilities (as defined below), as well as the related debt issuance costs.

The 2022 facilities consist of (a) a €441 million euro-denominated Term Loan A facility (the “Euro TLA facility”), (b) a $1.150 billion United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in (i) United States dollars, (ii) Australian dollars (limited to A$50 million), (iii) Canadian dollars (limited to C$70 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250 million), and (c) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars (together with the multicurrency revolving credit facility, the “revolving credit facilities”). The 2022 facilities are due on December 9, 2027. In connection with the refinancing in 2022 of the 2019 facilities (as defined below), we paid debt issuance costs of $9 million (of which $1 million was expensed as debt modification costs and $8 million is being amortized over the term of the 2022 facilities) and recorded debt extinguishment costs of $1 million to write off previously capitalized debt issuance costs.

The multicurrency revolving credit facility also includes amounts available for letters of credit and has a portion available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the multicurrency revolving credit facility. So long as certain conditions are satisfied, we may add one or more senior unsecured term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed $1.5 billion. The lenders under the 2022 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

We had loans outstanding of $477 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility and no borrowings outstanding under the 2022 senior unsecured revolving credit facilities as of January 29, 2023.

The terms of the Euro TLA facility require us to make quarterly repayments of amounts outstanding, commencing with the calendar quarter ending March 31, 2023. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2022 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by us would reduce the future required repayment amounts.

We made no payments on our term loan under the 2022 facilities during 2022. We made payments of $488 million on our term loans under the 2019 facilities during 2022, which included $23 million of mandatory payments and the $465 million repayment of the 2019 facilities in connection with the refinancing of the senior credit facilities. We made payments of $1.051 billion on our term loans under the 2019 facilities during 2021, which included the repayment of the outstanding principal balance under our United States dollar-denominated Term Loan A facility (the “USD TLA facility”). We made payments of $14 million on our term loans under the 2019 facilities during 2020.

The euro-denominated borrowings under the Euro TLA facility and multicurrency revolving credit facility bear interest at a rate per annum equal to a euro interbank offered rate (“EURIBOR”) and the euro-denominated swing line borrowings under the 2022 facilities bear interest at a rate per annum equal to an adjusted daily simple euro short term rate (“ESTR”), calculated in a manner set forth in the 2022 facilities, plus in each case an applicable margin.

The United States dollar-denominated borrowings under the 2022 facilities bear interest at a rate per annum equal to, at our option, either a base rate or an adjusted term secured overnight financing rate (“SOFR”), calculated in a manner set forth in the 2022 facilities, plus an applicable margin.

The borrowings denominated in other foreign currencies under the 2022 facilities bear interest at various indexed rates specified in the 2022 facilities and are calculated in a manner set forth in the 2022 facilities, plus an applicable margin.

The current applicable margin with respect to the Euro TLA Facility as of January 29, 2023 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of January 29, 2023 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple ESTR rate and 1.125% for loans bearing interest at the EURIBOR rate or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

The 2022 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and a change in control (as defined in the 2022 facilities).

The 2022 facilities require us to comply with customary affirmative, negative and financial covenants, including a maximum net leverage ratio. A breach of any of these operating or financial covenants would result in a default under the 2022 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of our other debt.

2019 Senior Unsecured Credit Facilities

On April 29, 2019, we entered into senior unsecured credit facilities (as amended, the “2019 facilities”). We replaced the 2019 facilities with the 2022 facilities. The 2019 facilities consisted of a €500 million euro-denominated Term Loan A facility, of which €441 million was outstanding as of the date it was replaced, and senior unsecured revolving credit facilities consisting of (i) a $675 million United States dollar-denominated revolving credit facility, (ii) a C$70 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200 million euro-denominated revolving credit facility available in euro, Australian dollars and other agreed foreign currencies and (iv) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities had also previously included a $1.093 billion USD TLA facility. We repaid the remaining principal balance of $1.030 billion under our USD TLA facility in 2021.

We had entered into interest rate swap agreements designed with the intended effect of converting notional amounts of our variable rate debt obligation under the 2019 facilities to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, our exposure to fluctuations in the one-month LIBOR was eliminated and we paid a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during 2021 and 2020 (no interest rate swap agreements were entered into or in effect during 2022):

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of January 29, 2023		Fixed Rate	Expiration Date
March 2020	February 2021	$50	$—	(1)	0.562%	February 2023
February 2020	February 2021	50	—	(1)	1.1625%	February 2023
February 2020	February 2020	50	—	(1)	1.2575%	February 2023
August 2019	February 2020	50	—	(1)	1.1975%	February 2022
June 2019	February 2020	50	—	(1)	1.409%	February 2022
June 2019	June 2019	50	—		1.719%	July 2021
January 2019	February 2020	50	—		2.4187%	February 2021
November 2018	February 2019	139	—		2.8645%	February 2021
October 2018	February 2019	116	—		2.9975%	February 2021
June 2018	August 2018	50	—		2.6825%	February 2021

(1)    We terminated in 2021 the interest rate swap agreements due to expire in February 2022 and February 2023 in connection with the early repayment of the outstanding principal balance under our USD TLA facility.

Our 2019 facilities also required us to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. Given the disruption to our business caused by the COVID-19 pandemic and to ensure financial flexibility, we amended these facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate was delivered for the second quarter of 2021 (the “relief period”) unless we elected earlier to terminate the relief period and satisfied the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provided for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments required that we suspend payments of dividends on our common stock and purchases of shares under our stock repurchase program during the relief period. The June 2020 Amendment also provided that during the relief period the applicable margin would be increased 0.25%. We terminated early, effective June 10, 2021, this temporary relief period and, as a result, the various provisions in the June 2020 Amendment described above were no longer in effect.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of January 29, 2023, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of January 29, 2023, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt.

Additional Cash Requirements

The following table summarizes current and long-term cash requirements as of January 29, 2023, which we expect to fund primarily with cash generated from operating cash flows and continued access to financial and credit markets:

	Cash Requirements
Description	Total	2023	2024-2025	2026-2027	Thereafter
(In millions)
Long-term debt(1)	$2,301	$112	$1,094	$1,095	$—
Interest payments on long-term debt	270	87	115	68
Short-term borrowings	46	46
Operating and finance leases(2)	1,763	416	582	369	396
Inventory purchase commitments(3)	767	767
Non-qualified supplemental defined benefit plans(4)	12	7	1	1	3
Other cash requirements(5)	148	81	60	7
Total	$5,307	$1,516	$1,852	$1,540	$399
______________________
(1)At January 29, 2023, the outstanding principal balance under our senior unsecured Term Loan A facility was $479 million, which requires mandatory payments through December 9, 2027 (according to the mandatory repayment schedules). We also had outstanding $100 million of 7 3/4% debentures due November 15, 2023, $570 million of 3 5/8% senior unsecured euro notes due July 15, 2024, $500 million of 4 5/8% senior unsecured notes due July 10, 2025 and $652 million of 3 1/8% senior unsecured euro notes due December 15, 2027.

(2)We lease Company-operated free-standing retail store locations, warehouses, distribution centers, showrooms, office space, and certain equipment and other assets. Please see Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(3)Represents contractual commitments that are enforceable and legally binding for goods on order and not received or paid for as of January 29, 2023. Inventory purchase commitments also include fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. Substantially all of these goods are expected to be received and the related payments are expected to be made in 2023. This amount does not include foreign currency forward exchange contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
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

Not included in the above table are contributions to our qualified defined benefit pension plans, or payments beyond the next 12 months to certain employees and retirees in connection with our unfunded supplemental executive retirement plans, or payments in connection with our unfunded postretirement health care and life insurance benefits plans. These cash requirements cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. Currently, we do not expect to make any material contributions to our pension plans in 2023. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $99 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $45 million of asset retirement obligations related to our obligation to dismantle or remove leasehold improvements from leased office, retail store or warehouse locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement due to the uncertainty of timing of future cash outflows associated with such obligations. Please see Note 22, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

MARKET RISK

Financial instruments held by us as of January 29, 2023 primarily include cash and cash equivalents, short-term borrowings, long-term debt and foreign currency forward exchange contracts. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of January 29, 2023. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at January 29, 2023, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.6 million annually. Borrowings under the 2022 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2022 facilities expose us to market risk for changes in interest rates. We previously had exposure to interest rate volatility related to the term loans under the 2019 facilities, and had entered into interest rate swap agreements to reduce our exposure to interest rate volatility. No interest rate swap agreements were outstanding as of January 29, 2023. As of January 29, 2023, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million, annually. Please see “Liquidity and Capital Resources” above for further discussion of our credit facilities and prior interest rate swap agreements.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Over 65% of our $9.0 billion of revenue in 2022, $9.2 billion of revenue in 2021, and $7.1 billion of revenue in 2020 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

The translational impact refers to the impact that changes in exchange rates can have on our results of operations and financial position. The functional currencies of our foreign subsidiaries are generally the applicable local currencies. Our consolidated financial statements are presented in United States dollars. The results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period and the assets and liabilities in local foreign currencies are translated into United States dollars using the closing exchange rate at the balance sheet date. Foreign exchange differences that arise from the translation of our foreign subsidiaries’ assets and liabilities into United States dollars are recorded as foreign currency translation adjustments in other comprehensive (loss) income. Accordingly, our results of operations and other comprehensive (loss) income will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Japanese yen, the Korean won, the British pound sterling, the Australian dollar, the Canadian dollar and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies.

Our 2022 revenue and net income decreased by approximately $630 million and $70 million, respectively, as compared to 2021 due to the impact of foreign currency translation. We currently expect our 2023 revenue and net income to increase by approximately $70 million and $10 million, respectively, as compared to 2022 due to the impact of foreign currency translation.

In 2022, we recognized unfavorable foreign currency translation adjustments of $68 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 2% since January 30, 2022. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 39% of our $5.6 billion total goodwill and other intangible assets as of January 29, 2023. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Our 2022 net income decreased by approximately $25 million as compared to 2021 due to the transactional impact of foreign currency. We currently expect our 2023 net income to decrease by approximately $75 million as compared to 2022 due to the transactional impact of foreign currency with an expected negative impact to our 2023 gross margin of approximately 100 basis points.

Given our foreign currency forward exchange contracts outstanding at January 29, 2023, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $130 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

We conduct business in Turkey where the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during 2022. As of January 29, 2023, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2023 net benefit cost related to the pension plans of approximately $5 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2023 net benefit cost of approximately $23 million.

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

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends and forecasts, inventory aging and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable. We believe that all inventory write-downs required at January 29, 2023, have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of inflationary pressures globally and the war in Ukraine and its broader macroeconomic implications, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—We determined during 2022, 2021 and 2020 that certain long-lived assets were not recoverable, which resulted in us recording impairment charges. The long-lived asset impairments in 2022, which primarily related to certain office, retail store and shop-in-shop assets, including property, plant and equipment and operating lease-right-of-use assets, were primarily in connection with our decision in the second quarter of 2022 to exit from our Russia business and the financial performance in certain of our retail stores. The long-lived asset impairments in 2021, which primarily related to certain office, retail store and shop-in-shop assets, including property, plant and equipment and operating lease-right-of-use assets, were primarily as a result of actions taken by us to reduce our real estate footprint, including reductions in office space, and the financial performance in certain of our retail stores and shop-in-shops. The long-lived asset impairments in 2020, which primarily related to certain retail store and shop-in-shop assets, including property, plant and equipment and operating lease-right-of-use assets, were as a result of the significant adverse impacts of the COVID-19 pandemic on our business, the impact of the shift in consumer buying trends from our brick and mortar retail stores to digital channels, and our decision in July 2020 to exit from the Heritage Brands Retail business. We also determined during 2020 that certain finite-lived customer relationship intangible assets were impaired due to the adverse impacts of the pandemic on the then-current and projected performance of the underlying businesses.

In addition, we determined during 2020 that our equity method investment in Karl Lagerfeld was impaired as a result of the adverse impacts of the pandemic on the then-current and projected business results.

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

Allowance for credit losses on trade receivables—Trade receivables, as presented in our Consolidated Balance Sheets, are net of an allowance for credit losses. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as our expectations of conditions in the future. Because we cannot predict future changes in economic conditions and in the financial stability of our customers with certainty, including as a result of inflationary pressures globally and the war in Ukraine and its broader macroeconomic implications, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for credit losses.

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

Goodwill Impairment Testing

2022 Annual Impairment Test

For the 2022 annual goodwill impairment test performed as of the beginning of the third quarter of 2022, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of our reporting units. In making this election, we considered the changes resulting from the then-current macroeconomic environment, in particular the increase in interest rates and the strengthening of the U.S. dollar against most major currencies in which we transact business.

As a result of our 2022 annual impairment test, we recorded $417 million of noncash impairment charges during the third quarter of 2022, which were included in goodwill and other intangible asset impairments in our Consolidated Statement of Operations. The impairments were driven primarily by a significant increase in discount rates. The impairment charges, which related to the Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International and Tommy Hilfiger Retail North America reporting units, were recorded to our segments as follows: $163 million in the Calvin Klein North America segment, $77 million in the Calvin Klein International segment and $177 million in the Tommy Hilfiger North America segment.

Of these reporting units, Calvin Klein Licensing and Advertising International was determined to be partially impaired. The remaining carrying amount of goodwill allocated to this reporting unit as of the date of the test was $41 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would have resulted in a change to the estimated fair value of the reporting unit of approximately $8 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting unit of approximately $6 million. While the Calvin Klein Licensing and Advertising International reporting unit was not determined to be fully impaired, it may be at risk of further impairment in the future if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

With respect to our other reporting units that were not determined to be impaired, the Calvin Klein Licensing and Advertising North America reporting unit had an estimated fair value that exceeded its carrying amount of $464 million by 9%. The carrying amount of goodwill allocated to this reporting unit as of the date of the test was $330 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would have resulted in a change to the estimated fair value of the reporting unit of approximately $43 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting unit of approximately $34 million. While the Calvin Klein Licensing and Advertising North America reporting unit was not determined to be impaired, it may be at risk of future impairment if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

The fair value of the reporting units for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration, inclusive of a Company-specific 4% risk premium to account for the additional risk of uncertainty perceived by market participants related to our overall cash flows due to the macroeconomic environment. Estimated future operating cash flows were discounted at rates of 16.0% or 16.5%, depending on the reporting unit, to account for the relative risks of the estimated future cash flows. For the market approach, used to validate the results of the income approach method, we used the guideline company method, which analyzes market multiples of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. We classified the fair values of our reporting units as Level 3 fair value measurements due to the use of significant unobservable inputs.

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

Of these reporting units, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International were determined to be partially impaired. The remaining carrying amount of goodwill allocated to these reporting units as of the date of our interim test was $162 million, $143 million and $347 million, respectively. While these reporting units were not determined to be fully impaired in the first quarter of 2020, at the time they were considered to be at risk of further impairment in the future if the related businesses did not perform as projected or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2022 annual impairment test section above, we performed a quantitative impairment test for all reporting units in the third quarter of 2022. As a result of this test, the Calvin Klein Wholesale North America reporting unit was determined to be fully impaired and the Calvin Klein Licensing and Advertising International reporting unit was determined to be further partially impaired in the third quarter of 2022. No further impairment was identified for the Calvin Klein International reporting unit and it was no longer considered to be at risk of further impairment in the future.

With respect to our other reporting units that were not determined to be impaired, the Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount, as of the date of our interim test, of $2,949 million by 5%. The carrying amount of goodwill allocated to this reporting unit as of the date of our interim test was $1,558 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired in the first quarter of 2020, at the time it was considered to be at risk of future impairment if the related business did not perform as projected or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2022 annual impairment test section above, we performed a quantitative impairment test for all reporting units in the third quarter of 2022. No impairment was identified relating to the Tommy Hilfiger International reporting unit as a result of this test and it was no longer considered to be at risk of further impairment in the future.

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

Indefinite-Lived Intangible Assets Impairment Testing

2022 Annual Impairment Test

For the 2022 annual impairment test of the TOMMY HILFIGER and Calvin Klein tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India performed as of the beginning of the third quarter of 2022, we elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of our most recent quantitative impairment test and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 183% as of the date of our most recent quantitative impairment test. We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors, including changes in the weighted average cost of capital for each of our indefinite-lived intangible assets since the date of the most recent quantitative test and our recent financial performance and updated financial forecasts as compared to those used in the most recent quantitative tests. After assessing these events and circumstances, we determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test was not required.

For the 2022 annual impairment test of the Warner’s tradename and the reacquired perpetual license rights recorded in connection with the Australia acquisition performed as of the beginning of the third quarter of 2022, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. With regard to the reacquired perpetual license rights, we determined that its fair value substantially exceeded its carrying amount and, therefore, the asset was not impaired. The fair value of the Warner’s tradename exceeded its carrying amount of $96 million by 4% at the testing date. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the related business would have resulted in a change to the estimated fair value of the asset of approximately $7 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the asset of approximately $7 million. While the Warner’s tradename was not determined to be impaired, it may be at risk of future impairment if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

The fair value of the Warner’s tradename was determined using an income-based relief-from-royalty method. Under this method, the value of an asset is estimated based on the hypothetical cost savings that accrue as a result of not having to license the tradename from another party. These cash flows are discounted to present value using a discount rate that factors in the relative risk of the intangible asset. We discounted the cash flows used to value the Warner’s tradename at a rate of 16.0%. The fair value of our reacquired perpetual license rights recorded in connection with the Australia acquisition was determined using an income approach which estimates the net cash flows directly attributable to the subject intangible asset. These cash flows are discounted to present value using a discount rate that factors in the relative risk of the intangible asset. We discounted the cash flows used to value the reacquired perpetual license rights recorded in connection with the Australia acquisition at a rate of 19.0%. We classified the fair values of these indefinite-lived intangible assets as Level 3 fair value measurements due to the use of significant unobservable inputs.

2021 Annual Impairment Test

For the 2021 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2021, we elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, we considered the results of our interim impairment testing performed in the first quarter of 2020, discussed below in further detail, and the impact of (i) the weighted average cost of capital for each of our indefinite-lived intangible assets as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in our 2020 interim test and (ii) our recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in our 2020 interim test.

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

2020 Interim Impairment Test

We determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on our business was a triggering event that prompted the need to perform interim impairment testing of our indefinite-lived intangible assets. For the TOMMY HILFIGER, Calvin Klein, and Warner’s tradenames, our then-owned Van Heusen tradename and the reacquired perpetual license rights for TOMMY HILFIGER in India, we elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of our prior annual indefinite-lived intangible asset impairment test in 2019 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 85% as of the date of our 2019 annual test. Considering this and other factors, we determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test in the first quarter of 2020 was not required.

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

There have been no significant events or change in circumstances since the date of the 2022 annual impairment tests that would indicate the remaining carrying amounts of our goodwill and indefinite-lived intangible assets may be impaired as of January 29, 2023. If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and its broader macroeconomic implications, and foreign currency volatility. If market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, we could incur additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

We revised during each of 2021 and 2020 the mortality assumptions used to determine our benefit obligations based on recently published actuarial mortality tables. These changes in life expectancy resulted in changes to the period for which we expect benefits to be paid. In 2021, the increase in life expectancy increased our benefit obligations and future expense. In 2020, the decrease in life expectancy decreased our benefit obligations and future expense.

We also periodically review and revise, as necessary, other plan assumptions such as rates of compensation increases, retirement and termination based on historical experience and anticipated future management actions. During 2021, we revised these assumptions based on recent trends and our future expectations at that time, which resulted in a decrease to our benefit obligations and future expense.

Actual results could differ from our assumptions, which would require adjustments to our balance sheet and could result in volatility in our future net benefit cost. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to our 2023 net benefit cost related to the pension plans of approximately $5 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to our 2023 net benefit cost of approximately $23 million.

Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth certain significant rate assumptions and information regarding our target asset allocation, which are used in performing calculations related to our pension plans.

Stock-based compensation—Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation cost over the requisite service period. We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of our stock options. This model uses assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. The grant date fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The grant date fair value of our stock options and restricted stock units is recognized as expense over the requisite service period, net of actual forfeitures.

We use the Monte Carlo simulation model to determine the grant date fair value of our contingently issuable performance shares that are subject to market conditions. This model uses assumptions that include the risk-free interest rate, expected volatility and expected dividend yield. The grant date fair value of these awards is recognized as expense ratably over the requisite service period, net of actual forfeitures, regardless of whether the market condition is satisfied. The grant date fair value of contingently issuable performance shares that are not based on market conditions is based on the quoted price of our common stock on the date of grant, reduced for the present value of any dividends expected to be paid on our common stock during the requisite service period, as these contingently issuable performance shares do not accrue dividends. We record expense for these awards over the requisite service period, net of actual forfeitures, based on the grant date fair value and our current expectation of the probable number of shares that will ultimately be issued. Certain contingently issuable performance shares are also subject to a holding period of one year after the vesting date. For such awards, the grant date fair value is discounted for the restriction of liquidity, which is calculated using a model that is deemed appropriate after an evaluation of current market conditions.

When estimating the grant date fair value of stock-based awards, we consider whether an adjustment is required to the closing price or the expected volatility of our common stock on the date of grant when we are in possession of material non-public information. Note 13, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth certain significant assumptions used to determine the fair value of our stock options and contingently issuable performance shares.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 22, 2023. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to the PVH Board of Directors and with respect to our Audit & Risk Management Committee, our Audit Committee Financial Expert and our Code of Ethics for the Chief Executive and Senior Financial Officers is incorporated herein by reference to the section entitled “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 22, 2023.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation Tables,” “Compensation Committee Report,” “Compensation Discussion & Analysis,” “Corporate Governance - Committees - Compensation Committee” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 22, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 22, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons” and “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 22, 2023.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditor” in our proxy statement for the Annual Meeting of Stockholders to be held on June 22, 2023.

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

*10.5	PVH Corp. Long-Term Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 26, 2013).

*10.6	PVH Corp. Stock Incentive Plan, as amended and restated effective April 30, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 22, 2020).

*10.7
PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective April 30, 2020 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021).

*10.8
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

*10.9
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

*10.10
Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.11
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

*10.12
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

*10.13
Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

10.14
Credit and Guaranty Agreement, dated as of April 29, 2019, among PVH Corp., PVH Asia Limited, PVH B.V., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, JPMorgan Chase Bank, N.A. as Documentation Agent, Joint Lead Arranger and Joint Lead Bookrunner, Royal Bank of Canada as Documentation Agent, MUFG Securities Americas Inc. as Documentation Agent, US Bancorp as Documentation Agent, Wells Fargo Securities, LLC as Documentation Agent and RBC Capital Markets, LLC as Joint Lead Arranger and Joint Lead Bookrunner (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 5, 2019). First Amendment to Credit Agreement, dated as of June 3, 2020, entered into by and among PVH Corp, PVH Asia Limited, PVH B.V., each Lender party thereto and Barclays Bank PLC as administrative agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended August 2, 2020). Second Amendment to Credit Agreement, dated as of April 28, 2021, entered into by and among PVH Corp, PVH Asia Limited, PVH B.V., each Lender party thereto and Barclays Bank PLC as administrative agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 2, 2021).

*10.15	Schedule of Non-Management Directors’ Fees, effective June 20, 2019 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2020).

*10.16	Schedule of Non-Management Director Fees, effective June 16, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2022).

*10.17
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

*10.18
Form of salary reduction consent and waiver signed by Stefan Larsson (on April 7, 2020) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020).

*10.19
Employment Agreement, dated as of June 2, 2020, between PVH B.V. and Martijn Hagman (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021).

*10.20
Employment Agreement, effective as of November 1, 2019, between PVH Corp. and James Holmes (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2022). Salary reduction consent and waiver, dated as of April 9, 2020, signed by James Holmes (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2022).

*10.21
Employment Agreement, effective as of September 28, 2020, between PVH Corp. and Julie Fuller (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2022).

*10.22
Employment Agreement, effective as of February 16, 2021, between PVH Corp. and Patricia Donnelly Davidson (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2022).

*10.23	Employment Agreement, dated as of February 7, 2022, between PVH Corp. and Zac Coughlin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2022).

*,+10.24	Employment Agreement, effective as of November 1, 2019, between PVH Corp. and Mark D. Fischer.

+10.25
Credit Agreement, dated as of December 9, 2022, among PVH Corp., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, BOFA Securities, Inc. as Documentation Agent, Joint Lead Arranger and Joint Lead Bookrunner, Truist Bank as Documentation Agent, Bank of China, New York Branch, as Documentation Agent, BNP Paribas as Documentation Agent, DBS Bank LTD. as Documentation Agent, Citizens Bank, N.A. as Documentation Agent, HSBC Bank USA, National Association as Documentation Agent, Standard Chartered Bank as Documentation Agent, The Bank of Nova Scotia as Documentation Agent, U.S. Bank National Association as Documentation Agent, JPMorgan Chase Bank, N.A. as Joint Lead Arranger and Joint Lead Bookrunner, and Truist Securities, Inc. as Joint Lead Arranger and Joint Lead Bookrunner.

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated: March 28, 2023

PVH CORP.

By:	/s/ STEFAN LARSSON
Stefan Larsson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEFAN LARSSON	Director and Chief Executive Officer	March 28, 2023
Stefan Larsson	(Principal Executive Officer)

/s/ ZACHARY COUGHLIN	Executive Vice President and Chief Financial	March 28, 2023
Zachary Coughlin	Officer (Principal Financial Officer)

/s/ JAMES W. HOLMES	Executive Vice President and Controller	March 28, 2023
James W. Holmes	(Principal Accounting Officer)

/s/ MICHAEL CALBERT	Chairman (Director)	March 28, 2023
Michael Calbert

/s/ AJAY BHALLA	Director	March 28, 2023
Ajay Bhalla

/s/ BRENT CALLINICOS	Director	March 28, 2023
Brent Callinicos

/s/ GEORGE CHEEKS	Director	March 28, 2023
George Cheeks

/s/ JOSEPH B. FULLER	Director	March 28, 2023
Joseph B. Fuller

/s/ JUDITH AMANDA SOURRY KNOX	Director	March 28, 2023
Judith Amanda Sourry Knox

/s/ V. JAMES MARINO	Director	March 28, 2023
V. James Marino

/s/ GERALDINE (PENNY) MCINTYRE	Director	March 28, 2023
Geraldine (Penny) McIntyre

/s/ AMY MCPHERSON	Director	March 28, 2023
Amy McPherson

/s/ ALLISON PETERSON	Director	March 28, 2023
Allison Peterson

/s/ EDWARD R. ROSENFELD	Director	March 28, 2023
Edward R. Rosenfeld

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Statements of Operations—Years Ended January 29, 2023, January 30, 2022 and January 31, 2021	F-2

Consolidated Statements of Comprehensive Income (Loss)—Years Ended January 29, 2023, January 30, 2022 and January 31, 2021	F-3

Consolidated Balance Sheets—January 29, 2023 and January 30, 2022	F-4

Consolidated Statements of Cash Flows—Years Ended January 29, 2023, January 30, 2022 and January 31, 2021	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest—Years Ended January 29, 2023, January 30, 2022 and January 31, 2021	F-6

Notes to Consolidated Financial Statements	F-7

Management’s Report on Internal Control Over Financial Reporting	F-66

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-67

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-70

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	2022	2021	2020
Net sales	$8,544.9	$8,723.7	$6,798.7
Royalty revenue	372.0	340.1	260.4
Advertising and other revenue	107.3	90.9	73.5
Total revenue	9,024.2	9,154.7	7,132.6
Cost of goods sold (exclusive of depreciation and amortization)	3,901.3	3,830.6	3,355.8
Gross profit	5,122.9	5,324.1	3,776.8
Selling, general and administrative expenses	4,377.4	4,453.9	3,983.2
Goodwill and other intangible asset impairments	417.1	—	933.5
Non-service related pension and postretirement income	(91.9)	(64.1)	(75.9)
Other (gain) loss, net	—	(118.9)	3.1
Equity in net income (loss) of unconsolidated affiliates	50.4	23.7	(4.6)
Income (loss) before interest and taxes	470.7	1,076.9	(1,071.7)
Interest expense	89.6	108.6	125.5
Interest income	7.1	4.4	4.2
Income (loss) before taxes	388.2	972.7	(1,193.0)
Income tax expense (benefit)	187.8	20.7	(55.5)
Net income (loss)	200.4	952.0	(1,137.5)
Less: Net loss attributable to redeemable non-controlling interest	—	(0.3)	(1.4)
Net income (loss) attributable to PVH Corp.	$200.4	$952.3	$(1,136.1)
Basic net income (loss) per common share attributable to PVH Corp.	$3.05	$13.45	$(15.96)
Diluted net income (loss) per common share attributable to PVH Corp.	$3.03	$13.25	$(15.96)

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	2022	2021	2020
Net income (loss)	$200.4	$952.0	$(1,137.5)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(68.3)	(268.1)	278.5
Net unrealized and realized (loss) gain related to effective cash flow hedges, net of tax (benefit) expense of $(19.7), $25.0 and $(5.6)	(56.2)	90.7	(63.1)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $6.3, $27.5 and $(30.6)	24.1	83.8	(94.4)
Total other comprehensive (loss) income	(100.4)	(93.6)	121.0
Comprehensive income (loss)	100.0	858.4	(1,016.5)
Less: Comprehensive loss attributable to redeemable non-controlling interest	—	(0.3)	(1.4)
Comprehensive income (loss) attributable to PVH Corp.	$100.0	$858.7	$(1,015.1)

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	January 29, 2023	January 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$550.7	$1,242.5
Trade receivables, net of allowances for credit losses of $42.6 and $61.9	923.7	745.2
Other receivables	21.5	20.1
Inventories, net	1,802.6	1,348.5
Prepaid expenses	209.2	169.0
Other	72.7	128.4
Total Current Assets	3,580.4	3,653.7
Property, Plant and Equipment, net	904.0	906.1
Operating Lease Right-of-Use Assets	1,295.7	1,349.0
Goodwill	2,359.0	2,828.9
Tradenames	2,701.1	2,722.9
Other Intangibles, net	548.8	584.1
Other Assets, including deferred taxes of $33.8 and $46.1	379.3	352.1
Total Assets	$11,768.3	$12,396.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,327.4	$1,220.8
Accrued expenses	874.0	1,100.8
Deferred revenue	54.3	44.9
Current portion of operating lease liabilities	353.7	375.4
Short-term borrowings	46.2	10.8
Current portion of long-term debt	111.9	34.8
Total Current Liabilities	2,767.5	2,787.5
Long-Term Portion of Operating Lease Liabilities	1,140.0	1,214.4
Long-Term Debt	2,177.0	2,317.6
Other Liabilities, including deferred taxes of $357.5 and $373.9	671.1	788.5
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 87,641,611 and 87,107,155 shares issued	87.6	87.1
Additional paid-in capital – common stock	3,244.5	3,198.4
Retained earnings	4,753.1	4,562.8
Accumulated other comprehensive loss	(713.1)	(612.7)
Less: 24,932,374 and 18,572,482 shares of common stock held in treasury, at cost	(2,359.4)	(1,946.8)
Total Stockholders’ Equity	5,012.7	5,288.8
Total Liabilities and Stockholders’ Equity	$11,768.3	$12,396.8

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2022	2021	2020
OPERATING ACTIVITIES(1)
Net income (loss)	$200.4	$952.0	$(1,137.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	301.5	313.3	325.8
Equity in net (income) loss of unconsolidated affiliates	(50.4)	(23.7)	4.6
Deferred taxes(2)	9.8	(64.9)	(144.7)
Stock-based compensation expense	46.6	46.8	50.5
Impairment of goodwill and other intangible assets	417.1	—	933.5
Impairment of other long-lived assets	51.7	47.0	81.9
Actuarial gain on retirement and benefit plans	(78.4)	(48.7)	(64.5)
Other (gain) loss, net	—	(118.9)	3.1
Changes in operating assets and liabilities:
Trade receivables, net	(188.5)	(138.1)	138.4
Other receivables	(1.3)	4.1	1.2
Inventories, net	(466.9)	(33.9)	283.3
Accounts payable, accrued expenses and deferred revenue	(62.6)	260.7	140.9
Prepaid expenses	(41.9)	(20.7)	7.9
Other, net	(97.9)	(103.8)	73.3
Net cash provided by operating activities	39.2	1,071.2	697.7
INVESTING ACTIVITIES(3)
Purchases of property, plant and equipment	(290.1)	(267.9)	(226.6)
Investments in unconsolidated affiliates	—	—	(1.6)
Proceeds from sale of the Speedo North America business	—	—	169.1
Proceeds from sale of certain Heritage Brands trademarks and other assets	—	222.9	—
Proceeds from sale of Karl Lagerfeld investment	19.1	—	—
Purchases of investments held in rabbi trust	(8.6)	—	—
Proceeds from investments held in rabbi trust	1.4	—	—
Net cash used by investing activities	(278.2)	(45.0)	(59.1)
FINANCING ACTIVITIES(1)(3)
Net proceeds from (payments on) short-term borrowings	36.6	10.5	(53.6)
Proceeds from 4 5/8% senior notes, net of related fees	—	—	493.8
Proceeds from 3 5/8% senior notes, net of related fees	—	—	185.9
Proceeds from 2022 facilities, net of related fees	456.4	—	—
Repayment of 2019 facilities	(487.8)	(1,051.3)	(14.4)
Net proceeds from settlement of awards under stock plans	—	26.7	3.9
Cash dividends	(10.1)	(2.7)	(2.7)
Acquisition of treasury shares	(418.6)	(361.3)	(117.3)
Payments of finance lease liabilities	(4.7)	(5.2)	(5.5)
Payment of mandatorily redeemable non-controlling interest liability attributable to initial fair value	—	(15.2)	(12.7)
Net cash (used) provided by financing activities	(428.2)	(1,398.5)	477.4
Effect of exchange rate changes on cash and cash equivalents	(24.6)	(36.6)	32.0
(Decrease) increase in cash and cash equivalents	(691.8)	(408.9)	1,148.0
Cash and cash equivalents at beginning of year	1,242.5	1,651.4	503.4
Cash and cash equivalents at end of year	$550.7	$1,242.5	$1,651.4

(1) Please see Note 16 for lease related cash flow information.
(2) Please see Note 9 for information on deferred taxes.
(3) Please see Note 19 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(In millions, except share and per share data)

		Stockholders’ Equity
			Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 2, 2020	$(2.0)	$—	85,890,276	$85.9	$3,075.4	$4,753.0	$(640.1)	$(1,462.7)	$5,811.5
Net loss attributable to PVH Corp.						(1,136.1)			(1,136.1)
Foreign currency translation adjustments							278.5		278.5
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $5.6							(63.1)		(63.1)
Net loss on net investment hedges, net of tax benefit of $30.6							(94.4)		(94.4)
Comprehensive loss attributable to PVH Corp.									(1,015.1)
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses						(1.0)			(1.0)
Settlement of awards under stock plans			402,882	0.4	3.5				3.9
Stock-based compensation expense					50.5				50.5
Dividends declared ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 1,536,550 treasury shares								(116.8)	(116.8)
Net loss attributable to redeemable non-controlling interest	(1.4)
January 31, 2021	(3.4)	—	86,293,158	86.3	3,129.4	3,613.2	(519.1)	(1,579.5)	4,730.3
Net income attributable to PVH Corp.						952.3			952.3
Foreign currency translation adjustments							(268.1)		(268.1)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $25.0							90.7		90.7
Net gain on net investment hedges, net of tax expense of $27.5							83.8		83.8
Comprehensive income attributable to PVH Corp.									858.7
Settlement of awards under stock plans			813,997	0.8	25.9				26.7
Stock-based compensation expense					46.8				46.8
Dividends declared ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 3,438,819 treasury shares								(367.3)	(367.3)
Net loss attributable to redeemable non-controlling interest	(0.3)
Change in the economic interests of redeemable non-controlling interest	3.7				(3.7)				(3.7)
January 30, 2022	—	—	87,107,155	87.1	3,198.4	4,562.8	(612.7)	(1,946.8)	5,288.8
Net income attributable to PVH Corp.						200.4			200.4
Foreign currency translation adjustments							(68.3)		(68.3)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $19.7							(56.2)		(56.2)
Net gain on net investment hedges, net of tax expense of $6.3							24.1		24.1
Comprehensive income attributable to PVH Corp.									100.0
Settlement of awards under stock plans			534,456	0.5	(0.5)				—
Stock-based compensation expense					46.6				46.6
Dividends declared ($0.15 per common share)						(10.1)			(10.1)
Acquisition of 6,359,892 treasury shares								(412.6)	(412.6)
January 29, 2023	$—	$—	87,641,611	$87.6	$3,244.5	$4,753.1	$(713.1)	$(2,359.4)	$5,012.7

See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER, Calvin Klein, Warner’s, Olga, and True&Co., which are owned, Van Heusen, IZOD, ARROW, and Geoffrey Beene, which the Company owned through the second quarter of 2021 and now licenses back for certain product categories, and other owned and licensed brands. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, neckwear, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. The Company entered into a definitive agreement during the second quarter of 2021 to sell certain of its heritage brands trademarks, including Van Heusen, IZOD, ARROW and Geoffrey Beene, as well as certain related inventories of its Heritage Brands business, to Authentic Brands Group (“ABG”) and other parties (the “Heritage Brands transaction”). The Company completed the sale on the first day of the third quarter of 2021. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

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

Principles of Consolidation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Statements of Operations include its proportionate share of the net income or loss of these entities. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion. The Company and Arvind Limited (“Arvind”) formed a joint venture in Ethiopia (“PVH Ethiopia”), in which the Company held an initial economic interest of 75%, with Arvind’s 25% interest accounted for as a redeemable non-controlling interest (“RNCI”). The Company consolidated the results of PVH Ethiopia in its consolidated financial statements. The Company closed in the fourth quarter of 2021 the manufacturing facility that was PVH Ethiopia’s sole operation. The closure did not have a material impact on the Company’s consolidated financial statements. Please see Note 6, “Redeemable Non-Controlling Interest,” for further discussion.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2022, 2021 and 2020 represent the 52 weeks ended January 29, 2023, January 30, 2022 and January 31, 2021, respectively.

War in Ukraine — As a result of the war in Ukraine, the Company announced in March 2022 that it was temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, the Company made the decision to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. Additionally, while the Company has no direct operations in Ukraine, virtually all of its wholesale customers and franchisees in Ukraine were impacted during 2022, which resulted in a reduction in shipments to these customers and canceled orders. Approximately 2% of the Company’s revenue in 2021 was generated in Russia, Belarus and Ukraine. The war also has led to broader macroeconomic implications, including the weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

The Company assessed the impacts of the war in Ukraine on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to, the allowance for credit losses, inventory reserves, and carrying values of long-lived assets. Based on these assessments, the Company recorded pre-tax noncash impairment charges related to long-lived assets of $43.6 million during 2022. Please see Note 11, “Fair Value Measurements,” for further discussion of the impairments.

There is significant uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts on the broader European market, will further impact the Company’s business, financial condition and results of operations in 2023.

COVID-19 Pandemic — The COVID-19 pandemic has had a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations.

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

•The Company’s stores continued to be impacted during 2021 by the pandemic, including temporary closures of its stores in Europe, Canada, Japan, Australia and China for varying periods. Further, a significant percentage of the Company’s stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic.

•COVID-related pressures continued into 2022, although to a much lesser extent than in 2021 in all regions except China. Strict lockdowns in China resulted in extensive temporary store closures and significant reductions in consumer traffic and purchasing, as well as have impacted certain warehouses, which resulted in the temporary pause of deliveries to the Company’s wholesale customers and from its digital commerce business in the first half of 2022. COVID-related restrictions in China were lifted at the end of the fourth quarter of 2022.

•In addition, the Company’s North America stores have been challenged by the significant decrease in international tourists coming to the United States since the onset of the pandemic. Stores located in international tourist destinations have historically represented a significant portion of this business.

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

In addition, the pandemic has impacted the Company’s supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of its licensees. These supply chains have experienced disruptions as a result of closed factories or factories operating with a reduced workforce, or other logistics constraints, including vessel, container and other transportation shortages, labor shortages and port congestion due to the impact of the pandemic, beginning in the third quarter of 2021. These impacts significantly improved in the second half of 2022.

The Company assessed the impacts of the pandemic on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to, the allowance for credit losses, inventory reserves, carrying values of goodwill, intangible assets and other long-lived assets, and the effectiveness of hedging instruments. Based on these assessments, the Company recorded pre-tax noncash impairment charges of $1.021 billion during 2020, including $879.0 million related to goodwill, $54.5 million related to other intangible assets, $74.7 million related to store assets and $12.3 million related to an equity method investment. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion of the impairments related to goodwill and other intangible assets, Note 11, “Fair Value Measurements,” for further discussion of the impairments related to store assets and Note 5, “Investments in Unconsolidated Affiliates,” for further discussion of the impairment related to an equity method investment.

Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates due to risks and uncertainties, including the impacts of inflationary pressures globally and the war in Ukraine and its broader macroeconomic implications, on the Company’s business.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s cash and cash equivalents at January 29, 2023 consisted principally of bank deposits and investments in money market funds.

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

The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. As of January 29, 2023 and January 30, 2022, the allowance for credit losses on trade receivables was $42.6 million and $61.9 million, respectively.

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

The Company recorded pre-tax noncash goodwill impairment charges of $417.1 million in the third quarter of 2022 as a result of its annual goodwill impairment test. The impairment charge was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations. The impairment was non-operational and driven by a significant increase in discount rates, as a result of the then-current economic conditions. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

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

The Company did not record any goodwill impairments in 2021.

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

The Company also determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on its business was a triggering event that prompted the need to perform interim impairment testing of its intangible assets. The Company recorded $47.2 million of noncash impairment charges related to indefinite-lived intangible assets and $7.3 million of noncash impairment charges related to finite-lived intangible assets in 2020, which were included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations. The Company did not record any intangible asset impairments in 2022 or 2021. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

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

Inventories — Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends and forecasts, inventory aging and discontinued merchandise categories to determine adjustments that it estimates will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable.

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements — 15 to 40 years; machinery, software and equipment — 2 to 10 years; furniture and fixtures — 2 to 10 years; and fixtures located in shop-in-shop/concession locations and their related costs — 3 to 4 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. Major additions and improvements that extend the useful life of the asset are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $255.4 million, $266.6 million and $280.8 million in 2022, 2021 and 2020, respectively.

Cloud Computing Arrangements — The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage of a project are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $30.1 million and $18.0 million of costs incurred in 2022 and 2021, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. Amortization expense relating to cloud computing arrangements totaled $10.6 million, $6.2 million and $4.4 million in 2022, 2021 and 2020, respectively. Cloud computing costs of $51.5 million and $32.7 million were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheets as of January 29, 2023 and January 30, 2022, respectively.

Leases — The Company leases approximately 1,500 Company-operated free-standing retail store locations across more than 35 countries, generally with initial lease terms of three to ten years. The Company also leases warehouses, distribution centers, showrooms and office space, generally with initial lease terms of ten to 20 years, as well as certain equipment and other assets, generally with initial lease terms of one to five years.

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

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges, as well as the amounts recognized on foreign currency forward exchange contracts as the underlying inventory hedged by such forward exchange contracts is sold. Generally, all other expenses, excluding non-service related pension and post retirement (income) costs, interest expense (income) and income taxes, are included in selling, general and administrative (“SG&A”) expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities, payroll and depreciation and amortization. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $357.9 million, $332.4 million and $288.9 million in 2022, 2021 and 2020, respectively.

Shipping and Handling Fees — Shipping and handling fees that are billed to customers are included in net sales. Shipping and handling costs incurred by the Company are accounted for as fulfillment activities and are recorded in SG&A expenses.

Advertising — Advertising costs are expensed as incurred and are included in SG&A expenses. Advertising expenses, which are subject to exchange rate fluctuations, totaled $492.1 million, $535.8 million and $379.0 million in 2022, 2021 and 2020, respectively. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $2.0 million and $5.2 million at January 29, 2023 and January 30, 2022, respectively. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue.

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

The Company elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred.

Financial Instruments — The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure. The Company also has exposure to interest rate volatility related to its senior unsecured term loan facility, and previously had exposure to interest rate volatility related to its prior senior unsecured term loan facilities, which borrowings bear interest at a rate equal to an applicable margin plus a variable rate. The Company had used interest rate swap agreements to hedge against a portion of its exposure related to the term loans previously outstanding under its prior senior unsecured credit facilities. The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the interest rate swap agreements is based on observable interest rate yield curves and represents the expected discounted cash flows underlying the financial instruments. Changes in fair value of the foreign currency forward exchange contracts primarily associated with certain international inventory purchases and the interest rate swap agreements that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”).

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

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the closing exchange rate in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. The resulting translation adjustments are included in the Company’s Consolidated Statements of Comprehensive Income (Loss) as a component of other comprehensive (loss) income and in the Consolidated Balance Sheets within AOCL. Gains and losses on the revaluation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are included in AOCL. Gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity, not including inventory purchases, are principally included in SG&A expenses and totaled a loss (gain) of $13.1 million, $20.4 million and $(5.6) million in 2022, 2021 and 2020, respectively.

Since the first day of the second quarter of 2022, the Company has been accounting for its operations in Turkey as highly inflationary, as the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. Accordingly, the Company has changed the functional currency of its subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on the Company’s results of operations during 2022. As of January 29, 2023, net monetary assets denominated in Turkish lira represented less than 1% of the Company’s total net assets.

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

Recently Adopted Accounting Guidance — The Financial Accounting Standards Board (“FASB”) issued in November 2021 an update to accounting guidance requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (i) the types of transactions, (ii) the accounting for those transactions, and (iii) the effect of those transactions on an entity’s financial statements. The Company adopted the update in the first quarter of 2022 using the prospective approach. The adoption of the update did not have any impact on the Company’s consolidated financial statements footnote disclosures as the amount of government assistance recorded in the Company’s consolidated financial statements as of and for the year ended January 29, 2023 was immaterial.

Accounting Guidance Issued But Not Adopted as of January 29, 2023 — The FASB issued in September 2022 an update to accounting guidance requiring disclosures that increase the transparency surrounding the use of supplier finance programs, including the key terms of the programs, and information about the obligations under these programs, including a rollforward of those obligations. The update does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The update will be effective for the Company in the first quarter of 2023 on a retrospective basis, except for the requirement to disclose rollforward information, which will be effective for the Company in the first quarter of 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the update to determine the impact the adoption will have on the Company’s consolidated financial statements footnote disclosures related to its supply chain finance program.

The FASB issued in October 2021 an update to accounting guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to their recognition and measurement. The update requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue recognition guidance. This generally will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree immediately before the acquisition date. Historically, such amounts were recognized by the acquirer at fair value. The update will be effective for the Company in the first quarter of 2023. The Company will apply the update to applicable transactions occurring on or after the adoption date. The impact on the Company’s consolidated financial statements will depend on the facts and circumstances of any future transactions.

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

Product Sales

The Company generates revenue from the wholesale distribution of its products to traditional retailers (including for sale through their digital commerce sites), pure play digital commerce retailers, franchisees, licensees and distributors. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon receipt of goods by the customer. Payment typically is due within 30 to 90 days. The amount of revenue recognized is net of returns, sales allowances and other discounts that the Company offers to its wholesale customers. The Company estimates returns based on an analysis of historical experience and individual customer arrangements and estimates sales allowances and other discounts based on seasonal negotiations, historical experience and an evaluation of current sales trends and market conditions.

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

As of January 29, 2023, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $998.5 million, of which the Company expects to recognize $301.4 million as revenue in 2023, $258.6 million in 2024 and $438.5 million thereafter.

Deferred Revenue

Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the years ended January 29, 2023 and January 30, 2022, were as follows:

(In millions)	2022	2021
Deferred revenue balance at beginning of period	$44.9	$55.8
Net additions to deferred revenue during the period	49.8	42.2
Reductions in deferred revenue for revenue recognized during the period (1)	(40.4)	(51.5)
Reduction in deferred revenue related to the Heritage Brands transaction	—	(1.6)	(2)
Deferred revenue balance at end of period	$54.3	$44.9

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

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $12.1 million and $15.0 million as of January 29, 2023 and January 30, 2022, respectively.

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

The Company recognized a liability of $26.2 million for the fair value of the 6% interest on the date of the Australia acquisition, based on exchange rates in effect on that date, which was being accounted for as a mandatorily redeemable non-controlling interest. In subsequent periods, the liability for the mandatorily redeemable non-controlling interest was adjusted each reporting period to its redemption value based on conditions that existed as of each subsequent balance sheet date, provided that the liability could not be adjusted below the amount initially recorded at the acquisition date. The Company recorded any such adjustments to the liability in interest expense in the Company’s Consolidated Statements of Operations. The Company recorded a loss of $4.9 million in interest expense during 2020 in connection with the remeasurement of the mandatorily redeemable non-controlling interest.

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

In connection with the sale, the employment of certain employees based in the United States engaged in the Heritage Brands business was terminated in the third quarter of 2021. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits were accrued under the plans for these employees and as a result, the Company recognized a gain of $1.8 million in the third quarter of 2021 with a corresponding decrease to its pension benefit obligation. For certain eligible employees affected by the transaction, the Company provided an enhanced retirement benefit and as a result recognized $1.4 million of special termination benefit costs in the third quarter of 2021 with a corresponding increase to its pension benefit obligation. These amounts were included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 12, “Retirement and Benefit Plans,” for further discussion.

Sale of the Speedo North America Business

The Company entered into a definitive agreement on January 9, 2020 to sell its Speedo North America business to Pentland, the parent company of the Speedo brand, for $170.0 million in cash, which was, at the time, subject to a working capital adjustment. The Company recorded a pre-tax noncash loss of $142.0 million in the fourth quarter of 2019 to reduce the carrying value of the Speedo North America business as of February 2, 2020 to its estimated fair value, less costs to sell.

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

Upon the closing of the Speedo transaction, employees based in the United States who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits were to be accrued under the plans and as a result, the Company recognized a gain of $2.8 million in the first quarter of 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 12, “Retirement and Benefit Plans,” for further discussion.

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2022	2021
Land	$1.0	$1.0
Buildings and building improvements	30.7	30.6
Machinery, software and equipment	1,093.5	981.9
Furniture and fixtures	588.3	549.0
Shop-in-shops/concession locations	234.0	227.2
Leasehold improvements	768.2	765.1
Construction in progress	88.3	97.3
Property, plant and equipment, gross	2,804.0	2,652.1
Less: Accumulated depreciation	(1,900.0)	(1,746.0)
Property, plant and equipment, net	$904.0	$906.1

The increase in machinery, software and equipment in 2022 includes software and other equipment that was placed into service in 2022 in connection with the (i) enhancements to the Company’s warehouse and distribution network in Europe and North America and (ii) investments in (a) upgrades and enhancements to platforms and systems worldwide, including digital commerce platforms, and (b) information technology infrastructure worldwide, including information security. Construction in progress at January 29, 2023 and January 30, 2022 represents costs incurred for machinery, software and equipment, furniture and fixtures, and leasehold improvements not yet placed in use. Construction in progress at January 29, 2023 and January 30, 2022 principally related to (i) enhancements to the Company’s warehouse and distribution network in Europe and North America and (ii) investments in (a) upgrades and enhancements to platforms and systems worldwide and (b) new stores and store renovations. Interest costs capitalized in construction in progress were immaterial during 2022, 2021 and 2020.

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Included in other assets in the Company’s Consolidated Balance Sheets was $190.2 million as of January 29, 2023 and $165.3 million as of January 30, 2022 related to the following investments in unconsolidated affiliates:

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

PVH Legwear

The Company owns a 49% economic interest in PVH Legwear LLC (“PVH Legwear”). PVH Legwear licenses from certain subsidiaries of the Company the rights to distribute and sell in the United States and Canada TOMMY HILFIGER, Calvin Klein, Warner’s and, through the second quarter of 2021, IZOD and Van Heusen socks and hosiery. Following the Heritage Brands transaction, PVH Legwear now licenses from ABG the rights to distribute and sell in these countries IZOD and Van Heusen socks and hosiery. Additionally, PVH Legwear sells socks and hosiery under other owned and licensed trademarks. This investment is being accounted for under the equity method of accounting.

The Company received dividends of $6.4 million and $2.0 million from PVH Legwear during 2022 and 2021, respectively.

The Company made a payment of $1.6 million to PVH Legwear during 2020 to contribute its share of the joint venture funding.

TH Brazil

The Company owns an economic interest of approximately 41% in Tommy Hilfiger do Brasil S.A. (“TH Brazil”). TH Brazil licenses from a subsidiary of the Company the rights to the TOMMY HILFIGER trademarks in Brazil for certain product categories. This investment is being accounted for under the equity method of accounting.

PVH Mexico

The Company and Grupo Axo, S.A.P.I. de C.V. formed a joint venture (“PVH Mexico”) in which the Company owns a 49% economic interest. PVH Mexico licenses from certain subsidiaries of the Company the rights to distribute and sell certain TOMMY HILFIGER, Calvin Klein, Warner’s and Olga brand products in Mexico. Additionally, PVH Mexico licenses certain other trademarks for some product categories. This investment is being accounted for under the equity method of accounting.

The Company received dividends of $9.8 million and $16.8 million from PVH Mexico during 2022 and 2021, respectively.

Karl Lagerfeld
The Company owned an economic interest of approximately 8% in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). The Company was deemed to have significant influence with respect to this investment and accounted for the investment under the equity method of accounting prior to the completion of the Karl Lagerfeld transaction (as defined below) on May 31, 2022.

The Company completed the sale of its economic interest in Karl Lagerfeld to a subsidiary of G-III Apparel Group, Ltd. (the “Karl Lagerfeld transaction”) on May 31, 2022 for approximately $20.5 million in cash, subject to customary adjustments, of which $19.1 million was received during the second quarter of 2022 and $1.4 million is being held in escrow and subject to exchange rate fluctuation. The carrying value of the Company’s investment in Karl Lagerfeld was $1.0 million immediately prior to the completion of the sale.

In connection with the closing of the Karl Lagerfeld transaction, the Company recorded a pre-tax gain of $16.1 million during the second quarter of 2022, which reflected (i) the excess of the proceeds over the carrying value of the Karl Lagerfeld investment, less (ii) $3.4 million of foreign currency translation adjustment losses previously recorded in accumulated other comprehensive loss. The gain was included in equity in net income (loss) of unconsolidated affiliates in the Company’s Consolidated Statement of Operations and recorded in corporate expenses not allocated to any reportable segments, consistent with how the Company has historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld.

The Company had previously determined during the first quarter of 2020 that the then-recent and projected business results for Karl Lagerfeld, which included an adverse impact of the COVID-19 pandemic, was an indicator of an other-than-temporary impairment with respect to the Company’s investment in Karl Lagerfeld. The Company calculated the fair value of its investment using future operating cash flow projections that were discounted at a rate of 10.9%, which accounted for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of significant unobservable inputs. The Company determined the fair value of its investment was lower than its carrying amount as of May 3, 2020, and as a result recorded a noncash other-than-temporary impairment of $12.3 million during the first quarter of 2020 to fully impair the investment. The impairment was included in equity in net income (loss) of unconsolidated affiliates in the Company’s Consolidated Statement of Operations. The Company recorded the impairment charge in corporate expenses not allocated to any reportable segments, consistent with how it had historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld.

6.      REDEEMABLE NON-CONTROLLING INTEREST

The Company formed PVH Ethiopia during 2016 to operate a manufacturing facility that produced finished products for the Company for distribution primarily in the United States. The Company and its partner held initial economic interests of 75% and 25%, respectively, in PVH Ethiopia, with its partner’s 25% interest accounted for as an RNCI. The Company consolidated the results of PVH Ethiopia in its consolidated financial statements. The capital structure of PVH Ethiopia was amended effective May 31, 2021 and, as a result, the Company solely managed and effectively owned all economic interests in the joint venture. The Company closed in the fourth quarter of 2021 the manufacturing facility that was PVH Ethiopia’s sole operation. The closure did not have a material impact on the Company’s consolidated financial statements.

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

7.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment (please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 31, 2021
Goodwill, gross	$781.8	$902.8	$203.0	$1,748.0	$197.7	$11.9	$3,845.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(197.7)	(11.9)	(890.9)
Goodwill, net	494.5	508.8	203.0	1,748.0	—	—	2,954.3
Reduction of goodwill, gross related to the exit from the Heritage Brands Retail business	—	—	—	—	—	(11.9)	(11.9)
Reduction of accumulated impairment losses related to the exit from the Heritage Brands Retail business	—	—	—	—	—	11.9	11.9
Reduction of goodwill, gross related to the Heritage Brands transaction	—	—	—	—	(92.7)	—	(92.7)
Reduction of accumulated impairment losses related to the Heritage Brands transaction	—	—	—	—	92.7	—	92.7
Currency translation	—	(11.3)	—	(114.1)	—	—	(125.4)
Balance as of January 30, 2022
Goodwill, gross	781.8	891.5	203.0	1,633.9	105.0	—	3,615.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(105.0)	—	(786.3)
Goodwill, net	494.5	497.5	203.0	1,633.9	—	—	2,828.9
Impairment	(162.6)	(77.3)	(177.2)	—	—	—	(417.1)
Currency translation	—	(6.5)	—	(46.3)	—	—	(52.8)
Balance as of January 29, 2023
Goodwill, gross	781.8	885.0	203.0	1,587.6	105.0	—	3,562.4
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(105.0)	—	(1,203.4)
Goodwill, net	$331.9	$413.7	$25.8	$1,587.6	$—	$—	$2,359.0

As a result of the Company’s 2022 annual impairment test, the Company recorded $417.1 million of noncash impairment charges during the third quarter of 2022. Please see the section “Goodwill and Other Intangible Assets Impairment Testing” below for further discussion.

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

The Company recorded a $92.7 million reduction to goodwill, gross and a corresponding $92.7 million reduction to accumulated impairment losses during 2021 in connection with the Heritage Brands transaction. The Company had recorded the accumulated impairment losses as a result of the interim goodwill impairment test performed in the first quarter of 2020 discussed below in the section “Goodwill and Other Intangible Assets Impairment Testing.” Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands transaction.

The Company’s other intangible assets consisted of the following:

	2022			2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$281.0	$(248.3)	$32.7	$286.0	$(232.3)	$53.7
Reacquired license rights	494.3	(199.3)	295.0	506.1	(193.1)	313.0
Total intangible assets subject to amortization	775.3	(447.6)	327.7	792.1	(425.4)	366.7

Indefinite-lived intangible assets:
Tradenames	2,701.1	—	2,701.1	2,722.9	—	2,722.9
Reacquired perpetual license rights	221.1	—	221.1	217.4	—	217.4
Total indefinite-lived intangible assets	2,922.2	—	2,922.2	2,940.3	—	2,940.3
Total other intangible assets	$3,697.5	$(447.6)	$3,249.9	$3,732.4	$(425.4)	$3,307.0

The gross carrying amount and accumulated amortization of certain intangible assets include the impact of changes in foreign currency exchange rates.

Amortization expense related to the Company’s intangible assets subject to amortization was $32.1 million and $34.2 million for 2022 and 2021, respectively.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets subject to amortization as of January 29, 2023 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2023	$23.6
2024	23.3
2025	17.5
2026	14.6
2027	14.3

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

Goodwill Impairment Testing

2022 Annual Impairment Test

For the 2022 annual goodwill impairment test performed as of the beginning of the third quarter of 2022, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of its reporting units. In making this election, the Company considered the changes resulting from the then-current macroeconomic environment, in particular the increase in interest rates and the strengthening of the U.S. dollar against most major currencies in which the Company transacts business.

As a result of the Company’s 2022 annual impairment test, the Company recorded $417.1 million of noncash impairment charges during the third quarter of 2022, which were included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations. The impairments were driven primarily by a significant increase in discount rates. The impairment charges, which related to the Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International and Tommy Hilfiger Retail North America reporting units, were recorded to the Company’s segments as follows: $162.6 million in the Calvin Klein North America segment, $77.3 million in the Calvin Klein International segment and $177.2 million in the Tommy Hilfiger North America segment.

Of these reporting units, Calvin Klein Licensing and Advertising International was determined to be partially impaired. The remaining carrying amount of goodwill allocated to this reporting unit as of the date of the test was $41.0 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would have resulted in a change to the estimated fair value of the reporting unit of approximately $8 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting unit of approximately $6 million. While the Calvin Klein Licensing and Advertising International reporting unit was not determined to be fully impaired, it may be at risk of further impairment in the future if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

With respect to the Company’s other reporting units that were not determined to be impaired, the Calvin Klein Licensing and Advertising North America reporting unit had an estimated fair value that exceeded its carrying amount of $464.4 million by 9%. The carrying amount of goodwill allocated to this reporting unit as of the date of the test was $330.4 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would have resulted in a change to the estimated fair value of the reporting unit of approximately $43 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting unit of approximately $34 million. While the Calvin Klein Licensing and Advertising North America reporting unit was not determined to be impaired, it may be at risk of future impairment if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

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

There have been no significant events or change in circumstances since the date of the 2022 annual impairment test that would indicate the remaining carrying amount of the Company’s goodwill may be impaired as of January 29, 2023. There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and its broader macroeconomic implications, and foreign currency volatility. If market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, the Company’s businesses do not perform as projected, or there is an extended period of a significant decline in the Company’s stock price, the Company could incur additional goodwill impairment charges in the future.

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

Of these reporting units, Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International, and Calvin Klein International were determined to be partially impaired. The remaining carrying amount of goodwill allocated to these reporting units as of the date of the interim test was $162.3 million, $143.4 million and $346.9 million, respectively. While these reporting units were not determined to be fully impaired in the first quarter of 2020, at the time they were considered to be at risk of further impairment in the future if the related businesses did not perform as projected or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2022 annual impairment test section above, the Company performed a quantitative impairment test for all reporting units in the third quarter of 2022. As a result of this test, the Calvin Klein Wholesale North America reporting unit was determined to be fully impaired and the Calvin Klein Licensing and Advertising International reporting unit was determined to be further partially impaired in the third quarter of 2022. No further impairment was identified for the Calvin Klein International reporting unit and it was no longer considered to be at risk of further impairment in the future.

With respect to the Company’s other reporting units that were not determined to be impaired, the Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount, as of the date of the interim test, of $2,948.5 million by 5%. The carrying amount of goodwill allocated to this reporting unit as of the date of the interim test was $1,557.5 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired in the first quarter of 2020, at the time it was considered to be at risk of future impairment if the related business did not perform as projected or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2022 annual impairment test section above, the Company performed a quantitative impairment test for all reporting units in the third quarter of 2022. No impairment was identified relating to the Tommy Hilfiger International reporting unit as a result of this test and it was no longer considered to be at risk of further impairment in the future.

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

Indefinite- Lived Intangible Assets Impairment Testing

2022 Annual Impairment Test

For the 2022 annual impairment test of the TOMMY HILFIGER and Calvin Klein tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India performed as of the beginning of the third quarter of 2022, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s most recent quantitative impairment test and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 183% as of the date of the Company’s most recent quantitative impairment test. The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors, including changes in the weighted average cost of capital for each of its indefinite-lived intangible assets since the date of the most recent quantitative test and the Company’s recent financial performance and updated financial forecasts as compared to those used in the most recent quantitative tests. After assessing these events and circumstances, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test was not required.

For the 2022 annual impairment test of the Warner’s tradename and the reacquired perpetual license rights recorded in connection with the Australia acquisition performed as of the beginning of the third quarter of 2022, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. With regard to the reacquired perpetual license rights, the Company determined that its fair value substantially exceeded its carrying amount and, therefore, the asset was not impaired. The fair value of the Warner’s tradename exceeded its carrying amount of $95.8 million by 4% at the testing date. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the related business would have resulted in a change to the estimated fair value of the asset of approximately $7 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the asset of approximately $7 million. While the Warner’s tradename was not determined to be impaired, it may be at risk of future impairment if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

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

There have been no significant events or change in circumstances since the date of the 2022 annual impairment test that would indicate the remaining carrying amount of the Company’s indefinite-lived intangible assets may be impaired as of January 29, 2023. There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and its broader macroeconomic implications, and foreign currency volatility. If market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, business conditions or strategies change from current assumptions, or the Company’s businesses do not perform as projected, the Company could incur additional indefinite-lived intangible asset impairment charges in the future.

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

2020 Interim Impairment Test

The Company determined in the first quarter of 2020 that the impact of the COVID-19 pandemic on its business was a triggering event that prompted the need to perform interim impairment testing of its indefinite-lived intangible assets. For the TOMMY HILFIGER, Calvin Klein, and Warner’s tradenames, our then-owned Van Heusen tradename and the reacquired perpetual license rights for TOMMY HILFIGER in India, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s prior annual indefinite-lived intangible asset impairment test in 2019 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 85% as of the date of the Company’s 2019 annual test. Considering this and other factors, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test in the first quarter of 2020 was not required.

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

There have been no significant events or change in circumstances since the first quarter of 2020 that would indicate the remaining carrying amount of the Company’s finite-lived intangible assets may be impaired as of January 29, 2023. There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and its broader macroeconomic implications, and foreign currency volatility. If market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, business conditions or strategies change from current assumptions, or the Company’s businesses do not perform as projected, the Company could incur additional finite-lived intangible asset impairment charges in the future.

8.      DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no borrowings outstanding under these facilities as of January 29, 2023. The Company had no borrowings outstanding under its prior senior unsecured credit facilities as of January 30, 2022 as discussed in the section entitled “2019 Senior Unsecured Credit Facilities” below.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $198.8 million based on exchange rates in effect on January 29, 2023 and are utilized primarily to fund working capital needs. The Company had $46.2 million and $10.8 million outstanding under these facilities as of January 29, 2023 and January 30, 2022, respectively. The weighted average interest rate on funds borrowed as of January 29, 2023 and January 30, 2022 was 2.31% and 0.17%, respectively. The maximum amount of borrowings outstanding under these facilities during 2022 was $49.4 million.

Commercial Paper

The Company has the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of January 29, 2023 and January 30, 2022. The maximum amount of borrowings outstanding under the program during 2022 was $130.0 million.

The commercial paper note program allows for borrowings of up to $1,150.0 million to the extent that the Company has borrowing capacity under the multicurrency revolving credit facility included in the 2022 facilities (as defined below). Accordingly, the combined aggregate amount of (i) borrowings outstanding under the commercial paper note program and (ii) the revolving borrowings outstanding under the multicurrency revolving credit facility at any one time cannot exceed $1,150.0 million.

2021 Unsecured Revolving Credit Facility

On April 28, 2021, the Company replaced its 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility, which matured on April 7, 2021 (the “2020 facility”), with a 364-day $275.0 million United States dollar-denominated unsecured revolving credit facility (the “2021 facility”). The 2021 facility matured on April 27, 2022. The Company paid $0.8 million and $2.0 million of debt issuance costs in connection with the 2021 facility and 2020 facility, respectively, which were amortized over the term of the respective debt agreements. The Company had no borrowings outstanding under these facilities in 2021 or in 2022 prior to maturity on April 27, 2022.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2022	2021

Senior unsecured Term Loan A facility due 2027 (1)(2)	$476.6	$—
Senior unsecured Term Loan A facility due 2024 (2)	—	513.5
7 3/4% debentures due 2023	99.9	99.8
3 5/8% senior unsecured euro notes due 2024 (2)	568.1	580.8
4 5/8% senior unsecured notes due 2025	497.0	495.7
3 1/8% senior unsecured euro notes due 2027 (2)	647.3	662.6
Total	2,288.9	2,352.4
Less: Current portion of long-term debt	111.9	34.8
Long-term debt	$2,177.0	$2,317.6

(1)     The outstanding principal balance for the euro-denominated Term Loan A facility was €440.6 million as of January 29, 2023.

(2)     The carrying amount of the euro-denominated Term Loan A facilities and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of January 29, 2023 and January 30, 2022.

The Company’s mandatory long-term debt repayments for the next five years were as follows as of January 29, 2023:

(In millions)
Fiscal Year	Amount (1)
2023	$112.0
2024	582.4
2025	512.0
2026	12.0
2027	1,082.8

(1)     A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the next five years exceed the total carrying amount of the Company’s debt as of January 29, 2023 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of January 29, 2023, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2022 Senior Unsecured Credit Facilities

On December 9, 2022 (the “Closing Date”), the Company entered into new senior unsecured credit facilities (the “2022 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2019 facilities (as defined below), as well as the related debt issuance costs.

The 2022 facilities consist of (a) a €440.6 million euro-denominated Term Loan A facility (the “Euro TLA facility”), (b) a $1,150.0 million United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in (i) United States dollars, (ii) Australian dollars (limited to A$50.0 million), (iii) Canadian dollars (limited to C$70.0 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250.0 million), and (c) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars (together with the multicurrency revolving credit facility, the “revolving credit facilities”). The 2022 facilities are due on December 9, 2027. In connection with the refinancing in 2022 of the 2019 facilities (as defined below), the Company paid debt issuance costs of $8.9 million (of which $1.4 million was expensed as debt modification costs and $7.5 million is being amortized over the term of the 2022 facilities) and recorded debt extinguishment costs of $1.3 million to write off previously capitalized debt issuance costs.

The multicurrency revolving credit facility also includes amounts available for letters of credit and has a portion available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the multicurrency revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more senior unsecured term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed $1,500.0 million. The lenders under the 2022 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The Company had loans outstanding of $476.6 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility and no borrowings outstanding under the 2022 senior unsecured revolving credit facilities as of January 29, 2023.

The terms of the Euro TLA facility require the Company to make quarterly repayments of amounts outstanding, commencing with the calendar quarter ending March 31, 2023. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2022 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by the Company would reduce the future required repayment amounts.

The Company made no payments on its term loan under the 2022 facilities during 2022. The Company made payments of $487.8 million on its term loans under the 2019 facilities during 2022, which included $22.5 million of mandatory payments and the $465.3 million repayment of the 2019 facilities in connection with the refinancing of the senior credit facilities. The Company made payments of $1,051.3 million on its term loans under the 2019 facilities during 2021, which included the repayment of the outstanding principal balance under its United States dollar-denominated Term Loan A facility (the “USD TLA facility”). The Company made payments of $14.4 million on its term loans under the 2019 facilities during 2020.

The euro-denominated borrowings under the Euro TLA facility and multicurrency revolving credit facility bear interest at a rate per annum equal to a euro interbank offered rate (“EURIBOR”) and the euro-denominated swing line borrowings under the 2022 facilities bear interest at a rate per annum equal to an adjusted daily simple euro short term rate (“ESTR”), calculated in a manner set forth in the 2022 facilities, plus in each case an applicable margin.

The United States dollar-denominated borrowings under the 2022 facilities bear interest at a rate per annum equal to, at the Company’s option, either a base rate or an adjusted term secured overnight financing rate (“SOFR”), calculated in a manner set forth in the 2022 facilities, plus an applicable margin.

The borrowings denominated in other foreign currencies under the 2022 facilities bear interest at various indexed rates specified in the 2022 facilities and are calculated in a manner set forth in the 2022 facilities, plus an applicable margin.

The current applicable margin with respect to the Euro TLA Facility as of January 29, 2023 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of January 29, 2023 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple ESTR rate and 1.125% for loans bearing interest at the EURIBOR rate or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The 2022 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and a change in control (as defined in the 2022 facilities).

The 2022 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a maximum net leverage ratio. A breach of any of these operating or financial covenants would result in a default under the 2022 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of the Company’s other debt.

2019 Senior Unsecured Credit Facilities

On April 29, 2019, the Company entered into senior unsecured credit facilities (as amended, the “2019 facilities”). The Company replaced the 2019 facilities with the 2022 facilities. The 2019 facilities consisted of a €500.0 million euro-denominated Term Loan A facility, of which €440.6 million was outstanding as of the date it was replaced, and senior unsecured revolving credit facilities consisting of (i) a $675.0 million United States dollar-denominated revolving credit facility, (ii) a C$70.0 million Canadian dollar-denominated revolving credit facility available in United States dollars or Canadian dollars, (iii) a €200.0 million euro-denominated revolving credit facility available in euro, Australian dollars and other agreed foreign currencies and (iv) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2019 facilities had also previously included a $1,093.2 million USD TLA facility. The Company repaid the remaining principal balance of $1,029.6 million under its USD TLA facility in 2021.

The Company had entered into interest rate swap agreements designed with the intended effect of converting notional amounts of its variable rate debt obligation under the 2019 facilities to fixed rate debt. Under the terms of the agreements, for any outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR was eliminated and the Company paid a fixed rate plus the current applicable margin. The following interest rate swap agreements were entered into or in effect during 2021 and 2020 (no interest rate swap agreements were entered into or in effect during 2022):

(In millions)
Designation Date	Commencement Date	Initial Notional Amount	Notional Amount Outstanding as of January 29, 2023		Fixed Rate	Expiration Date
March 2020	February 2021	$50.0	$—	(1)	0.562%	February 2023
February 2020	February 2021	50.0	—	(1)	1.1625%	February 2023
February 2020	February 2020	50.0	—	(1)	1.2575%	February 2023
August 2019	February 2020	50.0	—	(1)	1.1975%	February 2022
June 2019	February 2020	50.0	—	(1)	1.409%	February 2022
June 2019	June 2019	50.0	—		1.719%	July 2021
January 2019	February 2020	50.0	—		2.4187%	February 2021
November 2018	February 2019	139.2	—		2.8645%	February 2021
October 2018	February 2019	115.7	—		2.9975%	February 2021
June 2018	August 2018	50.0	—		2.6825%	February 2021

(1)    The Company terminated in 2021 the interest rate swap agreements due to expire in February 2022 and February 2023 in connection with the early repayment of the outstanding principal balance under its USD TLA facility.

The 2019 facilities also required the Company to comply with customary affirmative, negative and financial covenants, including a minimum interest coverage ratio and a maximum net leverage ratio. Given the disruption to the Company’s business caused by the COVID-19 pandemic and to ensure financial flexibility, the Company amended the 2019 facilities in June 2020 to provide temporary relief of certain financial covenants until the date on which a compliance certificate was delivered for the second quarter of 2021 (the “relief period”) unless the Company elected earlier to terminate the relief period and satisfied the conditions for doing so (the “June 2020 Amendment”). The June 2020 Amendment provided for the following during the relief period, among other things, the (i) suspension of compliance with the maximum net leverage ratio through and including the first quarter of 2021, (ii) suspension of the minimum interest coverage ratio through and including the first quarter of 2021, (iii) addition of a minimum liquidity covenant of $400.0 million, (iv) addition of a restricted payment covenant and (v) imposition of stricter limitations on the incurrence of indebtedness and liens. The limitation on restricted payments required that the Company suspend payments of dividends on its common stock and purchases of shares under its stock repurchase program during the relief period. The June 2020 Amendment also provided that during the relief period the applicable margin would be increased 0.25%. The Company terminated early, effective June 10, 2021, this temporary relief period and, as a result, the various provisions in the June 2020 Amendment described above were no longer in effect.

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

As of January 29, 2023, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit primarily to collateralize the Company’s insurance and lease obligations. The Company had $74.2 million of these standby letters of credit outstanding as of January 29, 2023.

Interest paid was $82.1 million, $96.8 million and $111.2 million during 2022, 2021 and 2020, respectively.

9.      INCOME TAXES

The domestic and foreign components of income (loss) before income taxes were as follows:

(In millions)	2022	2021	2020
Domestic	$(404.9)	$(120.3)	$(1,248.7)
Foreign	793.1	1,093.0	55.7
Total	$388.2	$972.7	$(1,193.0)

The income before income taxes in 2022 includes a $417.1 million noncash goodwill impairment recorded in conjunction with the Company’s annual goodwill impairment testing. The (loss) before income taxes in 2020 was due to the significant adverse impacts of the COVID-19 pandemic on the Company’s business, including $1,027.7 million of noncash impairment charges.

Taxes paid were $254.5 million, $155.4 million and $130.7 million in 2022, 2021 and 2020, respectively.

The provision (benefit) for income taxes attributable to income (loss) consisted of the following:

(In millions)	2022	2021		2020
Federal:
Current	$(6.9)	$(87.7)		$(22.2)
Deferred	(5.1)	(51.4)	(1)	(103.5)
State and local:
Current	(6.2)	19.6		3.1
Deferred	0.8	(21.7)		(19.0)
Foreign:
Current	191.1	153.7		108.3
Deferred	14.1	8.2	(2)	(22.2)	(3)
Total	$187.8	$20.7		$(55.5)

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

The provision (benefit) for income taxes for the years 2022, 2021 and 2020 was different from the amount computed by applying the statutory United States federal income tax rate to the underlying income (loss) as follows:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	1.1%	(0.1)%	1.7%
Effects of international jurisdictions, including foreign tax credits	1.6%	(8.0)%	(2.2)%
Change in estimates for uncertain tax positions	(2.2)%	(9.7)%	2.1%
Change in valuation allowance	1.2%	0.7%	0.9%
Tax accounting method change	—%	(10.9)%	—%
Tax on foreign earnings (GILTI and FDII)	1.2%	7.6%	(5.9)%
Goodwill impairment	22.3%	—%	(13.3)%
Excess tax expense (benefits) related to stock-based compensation	0.5%	—%	(0.4)%
Other, net	1.7%	1.5%	0.8%
Effective income tax rate	48.4%	2.1%	4.7%

The Company files income tax returns in more than 40 international jurisdictions each year. A substantial amount of the Company’s earnings are in international jurisdictions, particularly the Netherlands and Hong Kong SAR, where income tax rates, when coupled with special rates levied on income from certain of the Company’s jurisdictional activities, have historically been lower than the United States statutory income tax rate. The benefit of special rates, which expired at the end of 2021, are reflected above in Effects of international jurisdictions, including foreign tax credits.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 15% corporate minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases. The corporate minimum tax will be effective in fiscal 2023 and the excise tax was effective January 1, 2023. Based on the Company’s current analysis, it does not expect the new law to have a material impact on its consolidated financial statements.

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which included various income tax provisions aimed at providing economic relief. The Company had a slight favorable cash flow impact as a result of the deferral of income tax payments under the CARES Act in 2020.

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2022	2021
Gross deferred tax assets
Tax loss and credit carryforwards	$143.6	$131.7
Operating lease liabilities	378.9	401.5
Employee compensation and benefits	59.9	111.8
Inventories	44.6	42.6
Accounts receivable	12.9	24.2
Accrued expenses	15.4	18.2
Property, plant and equipment	242.3	208.4
Other, net	17.2	—
Subtotal	914.8	938.4
Valuation allowances	(72.9)	(69.3)
Total gross deferred tax assets, net of valuation allowances	$841.9	$869.1
Gross deferred tax liabilities
Intangibles	$(807.1)	$(828.8)
Operating lease right-of-use assets	(340.0)	(352.8)
Derivative financial instruments	(18.5)	(11.1)
Other, net	—	(4.2)
Total gross deferred tax liabilities	$(1,165.6)	$(1,196.9)
Net deferred tax liability	$(323.7)	$(327.8)

At the end of 2022, the Company had on a tax-effected basis approximately $173.0 million of net operating loss and tax credit carryforwards available to offset future taxable income in various jurisdictions. The carryforwards expire principally between 2023 and 2042.

The Company’s intent is to reinvest indefinitely substantially all of its historical foreign earnings outside of the United States. However, if the Company decides at a later date to repatriate these earnings to the United States, the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Uncertain tax positions activity for each of the last three years was as follows:

(In millions)	2022	2021	2020
Balance at beginning of year	$127.8	$210.7	$219.9
Increases related to prior year tax positions	12.4	2.6	5.4
Decreases related to prior year tax positions	(12.3)	(0.2)	(2.9)
Increases related to current year tax positions	2.7	15.5	10.9
Lapses in statute of limitations	(12.0)	(93.3)	(30.7)
Effects of foreign currency translation	(3.9)	(7.5)	8.1
Balance at end of year	$114.7	$127.8	$210.7

The entire amount of uncertain tax positions as of January 29, 2023, if recognized, would reduce the future effective tax rate under current accounting guidance.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Statements of Operations for 2022, 2021 and 2020 totaled an expense of $0.9 million, a benefit of $7.4 million and an expense of $2.3 million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of January 29, 2023 and January 30, 2022 totaled $20.1 million and $19.9 million, respectively. The Company recorded its liabilities for uncertain tax positions principally in accrued expenses and other liabilities in its Consolidated Balance Sheets.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2006. It is reasonably possible that a reduction of uncertain tax positions of up to $45.0 million may occur within the next 12 months.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its 2022 facilities borrowings, and previously had exposure to interest rate volatility related to its 2019 facilities borrowings, which bear interest at a rate equal to an applicable margin plus a variable rate. The Company had entered into interest rate swap agreements to hedge against a portion of the exposure related to its term loans under its 2019 facilities. No interest rate swap agreements were outstanding as of January 29, 2023 and January 30, 2022. As of January 29, 2023, approximately 80% of the Company’s long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable rate. Please see Note 8, “Debt,” for further discussion of the 2022 and 2019 facilities and these agreements.

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

During 2021, the Company dedesignated certain cash flow hedges in connection with the repayment of the outstanding principal balance under its USD TLA facility, as the underlying interest payments were no longer probable to occur, which resulted in the release of a $1.5 million loss from AOCL into the Company’s Consolidated Statement of Operations. During 2020, the Company dedesignated certain cash flow hedges due to the impacts of the COVID-19 pandemic on its business, which resulted in the release of an immaterial gain from AOCL into the Company’s Consolidated Statement of Operations. The Company continues to believe as of January 29, 2023 that transactions relating to its designated cash flow hedges are probable to occur.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,192.0 million and $1,215.4 million, respectively, as of January 29, 2023 and $1,361.7 million and $1,243.4 million, respectively, as of January 30, 2022. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets				Liabilities
	2022		2021		2022		2021
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$15.7	$0.1	$48.0	$2.7	$20.7	$2.2	$0.6	$—
Undesignated contracts:
Foreign currency forward exchange contracts	—	—	5.6	—	12.5	—	1.1	—
Total	$15.7	$0.1	$53.6	$2.7	$33.2	$2.2	$1.7	$—

The notional amount outstanding of foreign currency forward exchange contracts was $1,492.6 million at January 29, 2023. Such contracts expire principally between February 2023 and July 2024.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income

(In millions)	2022	2021	2020
Foreign currency forward exchange contracts (inventory purchases)	$(48.3)	$109.2	$(57.3)
Interest rate swap agreements	—	0.2	(9.9)
Foreign currency borrowings (net investment hedges)	30.4	111.3	(125.0)
Total	$(17.9)	$220.7	$(192.2)

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
	Amount Reclassified			Location	Total Statements of Operations Amount
(In millions)	2022	2021	2020		2022	2021	2020
Foreign currency forward exchange contracts (inventory purchases)	$27.6	$(1.8)	$12.5	Cost of goods sold	$3,901.3	$3,830.6	$3,355.8
Interest rate swap agreements	—	(1.5)	—	SG&A expenses (1)	4,377.4	4,453.9	3,983.2
Interest rate swap agreements	—	(3.0)	(11.0)	Interest expense	89.6	108.6	125.5
Total	$27.6	$(6.3)	$1.5

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during 2021 as discussed in the section entitled “Cash Flow Hedges” above.

A net gain in AOCL on foreign currency forward exchange contracts at January 29, 2023 of $16.6 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment. No amounts remained in AOCL related to interest rate swap agreements as of January 29, 2023.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

	Gain (Loss) Recognized in SG&A Expenses
(In millions)	2022	2021	2020
Foreign currency forward exchange contracts	$11.4	$14.7	$(11.8)

The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during 2021 as discussed in the section entitled “Cash Flow Hedges” above. Following the dedesignation, the effect of these interest rate swap agreements recognized in SG&A expenses in the Company’s Consolidated Statement of Operations was immaterial in 2021.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of January 29, 2023.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	2022				2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$15.8	N/A	$15.8	N/A	$56.3	N/A	$56.3
Rabbi trust assets	1.5	5.7	N/A	7.2	—	0.3	N/A	0.3
Total Assets	$1.5	$21.5	N/A	$23.0	N/A	$56.6	N/A	$56.6

Liabilities:
Foreign currency forward exchange contracts	N/A	$35.4	N/A	$35.4	N/A	$1.7	N/A	$1.7
Total Liabilities	N/A	$35.4	N/A	$35.4	N/A	$1.7	N/A	$1.7

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

The Company established a rabbi trust that, beginning January 1, 2022, holds investments related to the Company’s supplemental savings plan. The rabbi trust assets, which generally mirror the investment elections made by eligible plan participants, were $7.2 million and $0.3 million as of January 29, 2023 and January 30, 2022, respectively, and recorded in the Company’s Consolidated Balance Sheets as follows: $0.7 million and $6.5 million were included in other current assets and other assets, respectively, as of January 29, 2023, and $0.3 million was included in other assets as of January 30, 2022. The corresponding deferred compensation liability was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets as of January 29, 2023 and January 30, 2022. Unrealized losses recognized on the rabbi trust investments were immaterial during 2022 and 2021.

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

The following tables show the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during 2022, 2021 and 2020, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
2022	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$3.0	$3.0	$27.4
Property, plant and equipment, net	N/A	N/A	0.3	0.3	24.3
Goodwill	N/A	N/A	41.0	41.0	417.1

2021
Operating lease right-of-use assets	N/A	N/A	14.3	14.3	21.2
Property, plant and equipment, net	N/A	N/A	0.6	0.6	25.8

2020
Operating lease right-of-use assets	N/A	N/A	110.5	110.5	28.2
Property, plant and equipment, net	N/A	N/A	2.7	2.7	53.7
Goodwill	N/A	N/A	652.6	652.6	879.0
Tradenames	N/A	N/A	48.7	48.7	47.2
Other intangible assets, net	N/A	N/A	—	—	7.3
Investments in unconsolidated affiliates	N/A	N/A	—	—	12.3

Operating lease right-of-use assets with a carrying amount of $30.4 million and property, plant and equipment with a carrying amount of $24.6 million were written down to their fair values of $3.0 million and $0.3 million, respectively, during 2022, primarily in connection with the Company’s decision in the second quarter of 2022 to exit from its Russia business, and the financial performance in certain of the Company’s retail stores. Please see Note 17, “Exit Activity Costs,” for further discussion of the Russia business exit costs. Fair value of the Company’s operating lease right-of-use assets and property, plant and equipment related to its Russia business were determined to be zero in line with the Company’s estimated future cash flows for the Russia business asset group. Fair value of the Company’s other operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. Fair value of the Company’s other property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Goodwill with a carrying amount of $458.1 million was written down to a fair value of $41.0 million during 2022. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

The $468.8 million of impairment charges during 2022 were recorded in the Company’s Consolidated Statement of Operations, of which $417.1 was included in goodwill and other intangible asset impairments and $51.7 million was included in SG&A expenses. The $468.8 million of impairment charges were recorded to the Company’s segments as follows: $177.8 million in the Tommy Hilfiger North America segment, $163.8 million in the Calvin Klein North America segment, $89.5 million in the Calvin Klein International segment, $35.7 million in the Tommy Hilfiger International segment and $2.0 million in corporate expenses not allocated to any reportable segments.

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

The $47.0 million of impairment charges during 2021 were included in SG&A expenses in the Company’s Consolidated Statement of Operations and recorded to the Company’s segments as follows: $7.2 million in the Tommy Hilfiger International segment, $2.8 million in the Calvin Klein International segment, $1.5 million in the Heritage Brands Wholesale segment, $1.4 million in the Tommy Hilfiger North America segment, $0.4 million in the Calvin Klein North America segment and $33.7 million in corporate expenses not allocated to any reportable segments.

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

Operating lease right-of-use assets with a carrying amount of $138.7 million and property, plant and equipment with a carrying amount of $32.1 million were written down to their fair values of $110.5 million and $1.6 million, respectively, during the fourth quarter of 2020. These impairments were primarily due to the adverse impacts of the pandemic on the financial performance of certain of the Company’s retail stores and the shift in consumer buying trends from brick and mortar retail stores to digital channels. Fair value of the Company’s operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

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

The Company’s then-owned equity method investment in Karl Lagerfeld with a carrying amount of $12.3 million was written down to a fair value of zero during 2020. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

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

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	2022		2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$550.7	$550.7	$1,242.5	$1,242.5
Short-term borrowings	46.2	46.2	10.8	10.8
Long-term debt (including portion classified as current)	2,288.9	2,262.3	2,352.4	2,522.4

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

12.      RETIREMENT AND BENEFIT PLANS

The Company, as of January 29, 2023, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

The Company also has three noncontributory unfunded non-qualified supplemental defined benefit pension plans, including:

–A plan for certain former members of Tommy Hilfiger’s domestic senior management. The plan is frozen and, as a result, participants do not accrue additional benefits.
–A capital accumulation program for certain former senior executives. Under the individual participants’ agreements, the participants in the program will receive a predetermined amount during the ten years following the attainment of age 65.
–A plan for certain employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement.

The Company refers to these three plans as its “SERP Plans.”

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these plans as its “Postretirement Plans.”

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2022	2021	2022	2021	2022	2021
Balance at beginning of year	$785.2	$840.5	$93.3	$121.7	$5.6	$6.3
Service cost, net of plan expenses	29.3	38.1	2.5	4.7	—	—
Interest cost	25.3	24.8	2.8	3.3	0.1	0.1
Benefit payments	(72.4)	(48.7)	(35.6)	(24.5)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(0.6)	(0.7)
Special termination benefits	—	0.5	—	1.8	—	—
Heritage Brands transaction gain	—	(1.5)	—	(0.3)	—	—
Actuarial gain	(194.2)	(68.5)	(6.7)	(13.4)	(1.1)	(0.1)
Balance at end of year	$573.2	$785.2	$56.3	$93.3	$4.0	$5.6

Service cost on the Pension Plans decreased in 2022 compared to 2021 primarily due to revised plan assumptions, mostly related to termination rates, based upon recent trends and management’s future expectations.

The increase in benefit payments in 2022 for both the Pension Plans and the SERP Plans was due to lump sum payments of accrued benefits to certain vested senior executives who retired or terminated their employment in 2021 and early 2022.

The actuarial gains included in the projected benefit obligation (Pension Plans and SERP Plans) in 2022 were due principally to an increase in the discount rate. The actuarial gains included in the projected benefit obligation (Pension Plans and SERP Plans) in 2021 were due principally to an increase in the discount rate and an update to plan assumptions, mostly related to termination rates, based on recent trends and management’s future expectations.

The Company completed the Heritage Brands transaction on the first day of the third quarter of 2021. In connection with the sale, the employment of certain employees based in the United States engaged in the Heritage Brands business was terminated during the third quarter of 2021. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits were to be accrued under the plans for these employees and as a result, the Company recognized a gain of $1.8 million during the third quarter of 2021, with a corresponding decrease to its pension benefit obligation. For certain eligible employees affected by the transaction, the Company provided an enhanced retirement benefit and as a result recognized $1.4 million of special termination benefit costs during the third quarter of 2021 with a corresponding increase to its pension benefit obligation. These amounts were included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands transaction.

The Company provided enhanced retirement benefits to terminated employees in 2021 and as a result recognized $0.9 million of special termination benefit costs with a corresponding increase to its pension benefit obligation.

Reconciliations of the fair value of the assets held by the Pension Plans and the funded status were as follows:

(In millions)	2022	2021
Fair value of plan assets at beginning of year	$726.3	$765.8
Actual return, net of plan expenses	(83.9)	9.2
Benefit payments	(72.4)	(48.7)
Company contributions	0.2	—
Fair value of plan assets at end of year	$570.2	$726.3
Funded status at end of year	$(3.0)	$(58.9)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2022	2021	2022	2021	2022	2021
Current liabilities	$—	$—	$(7.3)	$(35.6)	$(0.6)	$(0.7)
Non-current liabilities	(3.0)	(58.9)	(49.0)	(57.7)	(3.4)	(4.9)
Net amount recognized	$(3.0)	$(58.9)	$(56.3)	$(93.3)	$(4.0)	$(5.6)

In 2021, SERP Plans current liabilities include the expected benefit payments to certain vested senior executives who retired or terminated their employment in 2021 or who in 2021 announced their retirement or termination of their employment in 2022.

The components of net benefit cost recognized were as follows:

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$31.3	$40.1	$45.0	$2.5	$4.7	$5.7	$—	$—	$—
Interest cost	25.3	24.8	25.5	2.8	3.3	3.5	0.1	0.1	0.2
Actuarial gain	(70.6)	(35.2)	(60.0)	(6.7)	(13.4)	(3.7)	(1.1)	(0.1)	(0.8)
Expected return on plan assets	(41.7)	(44.5)	(43.6)	—	—	—	—	—	—
Special termination benefits	—	0.5	1.1	—	1.8	1.9	—	—	—
Heritage Brands transaction gain	—	(1.5)	—	—	(0.3)	—	—	—	—
Speedo deconsolidation gain	—	—	(2.2)	—	—	(0.6)	—	—	—
Total	$(55.7)	$(15.8)	$(34.2)	$(1.4)	$(3.9)	$6.8	$(1.0)	$—	$(0.6)

The actuarial gains in net benefit cost in 2022 were due principally to an increase in the discount rate partially offset by the difference between the actual and expected returns on plan assets for the Pension Plans. The actuarial gains in net benefit cost in 2021 were due principally to (i) an increase in the discount rate and (ii) updated plan assumptions, mostly related to termination rates, based on recent trends and management’s future expectations, partially offset by (iii) the difference between the actual and expected returns on plan assets for the Pension Plans. The actuarial gains included in net benefit cost in 2020 were due principally to the (i) difference between the actual and expected returns on plan assets for the Pension Plans, (ii) the reduction in plan participants due to the North America workforce reduction, and (iii) updated mortality assumptions, which more than offset the impact of a decline in the discount rate.

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

Upon the closing of the Speedo transaction, employees based in the United States who were engaged primarily in the Speedo North America business terminated their employment with the Company. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits were to be accrued under the plans and as a result, the Company recognized a gain of $2.8 million in the first quarter of 2020 with a corresponding decrease to its pension benefit obligation. The gain was included in other (gain) loss, net in the Company’s Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the sale of the Speedo North America business.

The components of net benefit cost are recorded in the Company’s Consolidated Statements of Operations as follows: (i) the service cost component is recorded in SG&A expenses, (ii) the Heritage Brands transaction gain and the related special termination benefit costs, as well as the Speedo deconsolidation gain components, are recorded in other (gain) loss, net and (iii) the other components are recorded in non-service related pension and postretirement income.

Amortization of prior service cost recognized in other comprehensive (loss) income for Pension Plans was immaterial during 2022, 2021 and 2020.

Pre-tax amounts in AOCL that had not yet been recognized as components of net benefit cost in the Pension Plans were immaterial as of January 29, 2023 and January 30, 2022.

The accumulated benefit obligations (Pension Plans and SERP Plans) were as follows:

	Pension Plans		SERP Plans
(In millions)	2022	2021	2022	2021
Accumulated benefit obligation	$547.0	$746.4	$52.7	$85.3

As of January 29, 2023, both of the Company’s Pension Plans had projected benefit obligations in excess of plan assets and one of the Company’s Pension Plans had accumulated benefit obligations in excess of plan assets. As of January 30, 2022, both of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2022	2021
Number of plans with projected benefit obligations in excess of plan assets	2	2
Aggregate projected benefit obligation	$573.2	$785.2
Aggregate fair value of related plan assets	$570.2	$726.3

Number of plans with accumulated benefit obligations in excess of plan assets	1	2
Aggregate accumulated benefit obligation	$2.6	$746.4
Aggregate fair value of related plan assets	$2.5	$726.3

As of January 29, 2023 and January 30, 2022, all of the Company’s SERP Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets as the plans are unfunded.

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2022	2021	2020
Discount rate (applies to Pension Plans and SERP Plans)	5.19%	3.31%	3.04%
Discount rate (applies to Postretirement Plans)	4.98%	2.89%	2.29%
Rate of increase in compensation levels (applies to Pension Plans)	4.00%	4.00%	4.25%
Expected long-term rate of return on assets (applies to Pension Plans)	6.25%	6.00%	6.00%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation.

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while managing future contributions. The investment policy aims to earn a reasonable rate of return while minimizing the risk of large losses. Assets are diversified by asset class in order to reduce volatility of overall results from year to year and to take advantage of various investment opportunities. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the Pension Plans as of January 29, 2023 was approximately 40% United States equities, 20% international equities and 40% fixed income investments and cash. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds, collective funds and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

In accordance with the fair value hierarchy described in Note 11, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Pension Plans for each major category as of January 29, 2023 and January 30, 2022:

(In millions)		Fair Value Measurements as of January 29, 2023(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$150.5	$150.5	$—	$—
International equities(2)	12.8	12.8	—	—
United States equity fund(3)	63.4	—	63.4	—
International equity funds(4)	119.4	65.3	54.1	—
Fixed income securities:
Government securities(5)	62.0	—	62.0	—
Corporate securities(5)	147.4	—	147.4	—
Short-term investment funds(6)	15.5	—	15.5	—
Subtotal	$571.0	$228.6	$342.4	$—
Other assets and liabilities(7)	(0.8)
Total	$570.2

(In millions)		Fair Value Measurements as of January 30, 2022(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$186.8	$186.8	$—	$—
International equities(2)	19.8	19.8	—	—
United States equity fund(3)	73.3	—	73.3	—
International equity funds(4)	155.1	73.6	81.5	—
Fixed income securities:
Government securities(5)	62.5	—	62.5	—
Corporate securities(5)	192.2	—	192.2	—
Short-term investment funds(6)	35.0	—	35.0	—
Subtotal	$724.7	$280.2	$444.5	$—
Other assets and liabilities(7)	1.6
Total	$726.3

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

The Company believes that there are no significant concentrations of risk within the plan assets as of January 29, 2023.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2023. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Postretirement Plans are as follows:

(In millions)
Fiscal Year	Pension Plans	SERP Plans	Postretirement Plans
2023	$43.0	$7.3	$0.6
2024	45.1	6.0	0.5
2025	45.5	6.7	0.5
2026	44.8	5.8	0.4
2027	45.1	5.9	0.4
2028-2032	225.8	25.4	1.5

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees in the United States who elect to participate. The Company matches a portion of employee contributions to the plans. Beginning January 1, 2022, the Company makes an additional contribution to these plans for employees in the United States hired on or after that date in lieu of their participation in the Pension Plans. The Company also has defined contribution plans for certain employees in certain international locations, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $37.7 million, $36.5 million and $34.2 million in 2022, 2021 and 2020, respectively.

Beginning January 1, 2022, the Company has modified its supplemental savings plan such that participants can choose from a broader variety of investment options than were previously available for any contributions made subsequent to that date. Further, the Company has established a rabbi trust whereby the trust will hold investments that generally mirror the participants’ investment elections in the supplemental savings plan after January 1, 2022. The rabbi trust is considered a variable interest entity and it is consolidated in the Company’s financial statements because the Company is considered the primary beneficiary of the rabbi trust. As of January 29, 2023, the rabbi trust assets were $7.2 million. See Note 11, “Fair Value Measurements” for further discussion.

13.    STOCK-BASED COMPENSATION

The Company grants stock-based awards under its Stock Incentive Plan (the “Plan”). Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; (vii) performance share units (“PSUs”); and (viii) other stock-based awards. Each award granted under the Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines. Awards granted under the Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets. When estimating the grant date fair value of stock-based awards, the Company considers whether an adjustment is required to the closing price or the expected volatility of its common stock on the date of grant when the Company is in possession of material non-public information. No such adjustments were made to the grant date fair value of awards granted during the fiscal year ended January 29, 2023.

Through January 29, 2023, the Company has granted under the Plan (i) service-based non-qualified stock options, referred to as “stock options” below, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There were no shares of restricted stock or contingently issuable RSUs outstanding as of January 29, 2023.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares. Total shares available for grant at January 29, 2023 amounted to 3.2 million shares.

Net income (loss) for 2022, 2021 and 2020 included $46.6 million, $46.8 million and $50.5 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $5.9 million, $6.2 million and $5.9 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions in 2022, 2021 and 2020 were $3.7 million, $7.6 million and $3.0 million, respectively. The tax benefits realized included discrete net excess tax deficiencies of $2.0 million and $5.4 million recognized in the Company’s provision for income taxes during 2022 and 2020, respectively. Discrete net excess tax benefits recognized in the Company’s provision for income taxes during 2021 were immaterial.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during 2022, 2021 and 2020 and the resulting weighted average grant date fair value per stock option:

	2022	2021	2020
Weighted average risk-free interest rate	2.50%	1.24%	0.48%
Weighted average expected stock option term (in years)	6.25	6.25	6.25
Weighted average Company volatility	47.34%	47.58%	45.08%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per stock option	$34.27	$48.28	$23.05

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the stock options granted during 2021 and 2020, was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 14, “Stockholders’ Equity,” for further discussion of dividends on the Company’s common stock.

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Stock option activity for the year was as follows:

(In thousands, except years and per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 30, 2022	688	$103.40	5.0	$4,576
Granted	134	71.51
Exercised	—	—
Forfeited / Expired	128	98.80
Outstanding at January 29, 2023	694	$98.08	4.9	$5,027
Exercisable at January 29, 2023	480	$108.42	3.4	$1,569

The aggregate grant date fair value of stock options granted during 2022, 2021 and 2020 was $4.6 million, $4.6 million and $5.8 million, respectively.

The aggregate grant date fair value of stock options that vested during 2022, 2021 and 2020 was $1.7 million, $7.2 million and $5.0 million, respectively.

The aggregate intrinsic value of stock options exercised during 2021 and 2020 was $9.7 million and $0.7 million, respectively. There were no exercises in 2022.

At January 29, 2023, there was $5.4 million of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

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

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 30, 2022	1,176	$88.09
Granted	756	70.93
Vested	427	92.11
Forfeited	180	85.60
Non-vested at January 29, 2023	1,325	$77.33

The aggregate grant date fair value of RSUs granted during 2022, 2021 and 2020 was $53.6 million, $61.2 million and $59.2 million, respectively. The aggregate grant date fair value of RSUs vested during 2022, 2021 and 2020 was $39.3 million, $50.2 million and $41.2 million, respectively.

At January 29, 2023, there was $69.3 million of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

PSUs

Contingently issuable PSUs granted to employees generally vest three years after the date of grant, subject to the satisfaction of performance conditions. The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the second quarters of 2022 and 2021. The final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which (i) 50% is based upon the cumulative amount of the Company’s consolidated earnings before interest and taxes (“EBIT”) and (ii) 50% is based on the Company’s total shareholder return during a three-year performance period from the grant date relative to a pre-established group of industry peers (which is substantially identical for grants in both years). For the 2021 award, EBIT is based on a one-year performance period (fiscal 2021) and for the 2022 award, EBIT is based on a three-year performance period (fiscal 2022 – 2024). For these awards, the Company records expense ratably over the three-year service period, with expense determined as follows: (i) EBIT-based portion of the awards – based on the grant date fair value per share and the Company’s current expectations of the probable number of shares that will ultimately be issued and (ii) TSR-based portion of the awards – based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions. The grant date fair value of the awards granted was established as follows: (i) EBIT-based portion of the awards – based on the closing price of the Company’s common stock reduced for the present value of any dividends expected to be paid on the Company’s common stock during the three-year service period, as these contingently issuable PSUs do not accrue dividends and (ii) TSR-based portion of the awards – using the Monte Carlo simulation model. For the EBIT-based portion of the awards granted in the second quarter of 2021, the applicable performance period ended in the fourth quarter of 2021 and the maximum level of performance was achieved. These shares will vest and be paid out subject to and following the completion of the three-year service period.

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during 2022, 2021 and 2020 and the resulting weighted average grant date fair value:

	2022	2021	2020
Weighted average risk-free interest rate	2.91%	0.33%	0.19%
Weighted average Company volatility	64.02%	60.69%	51.86%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per PSU	$103.36	$159.29	$64.89

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for the term corresponding to the three-year performance period. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the three-year performance period. Expected dividends are based on the anticipated common stock cash dividend rate for the Company at the time of grant; the dividend assumption for the PSUs granted during 2021 and 2020, was not affected by the Company’s suspension of its cash dividend beginning with the second quarter of 2020 in response to the impacts of the COVID-19 pandemic on its business and as a condition of the June 2020 Amendment that was in effect through June 10, 2021, as such suspension was viewed as temporary. Please see Note 14, “Stockholders’ Equity,” for further discussion of dividends on the Company’s common stock.

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 6.90% in 2022 and 8.40% in 2021 for the restriction of liquidity, which was calculated using the Finnerty model, and 15.94% in 2020 for the restriction of liquidity, which was calculated using the Chaffe model. The Company uses the model that is deemed more appropriate after an evaluation of current market conditions.

Total PSU activity for the year was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 30, 2022	248	$93.15
Granted	72	87.16
Reduction due to market conditions not satisfied	67	118.28
Vested	—	—
Forfeited	9	96.80
Non-vested at January 29, 2023	244	$84.40

The aggregate grant date fair value of PSUs granted during 2022, 2021 and 2020 was $6.3 million, $5.8 million and $8.6 million, respectively. No PSUs vested in 2022, 2021 and 2020. PSUs in the above table that remain subject to market conditions are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that will actually be earned.

At January 29, 2023, there was $5.6 million of unrecognized pre-tax compensation expense related to non-vested PSUs, which is expected to be recognized over a weighted average period of 1.7 years.

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

The Company suspended share repurchases under the stock repurchase program beginning in March 2020, following the purchase of 1.4 million shares in open market transactions for $110.7 million completed earlier in the first quarter of 2020, in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of the June 2020 Amendment, the Company was not permitted to make share repurchases during the relief period. However, effective June 10, 2021, the relief period under the June 2020 Amendment was terminated and the Company was permitted to resume share repurchases at management’s discretion, which it did starting in the third quarter of 2021. Please see Note 8, “Debt,” for further discussion of the terms of the June 2020 Amendment and the relief period.

During 2022, 2021 and 2020, the Company purchased 6.2 million shares, 3.3 million shares and 1.4 million shares, respectively, of its common stock under the program in open market transactions for $399.4 million, $349.7 million and $110.7 million, respectively. As of January 29, 2023, the repurchased shares were held as treasury stock and $823.5 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs to satisfy tax withholding requirements.

Common Stock Dividends

The Company declared a $0.0375 per share dividend payable to its common stockholders of record on March 4, 2020, in respect of which the Company made dividend payments totaling $2.7 million on March 31, 2020. The Company suspended its dividends following the payment of the dividend on March 31, 2020 in response to the impacts of the COVID-19 pandemic on its business. In addition, under the terms of the June 2020 Amendment, the Company was not permitted to declare or pay dividends during the relief period. However, effective June 10, 2021, the relief period under the June 2020 Amendment was terminated and the Company was permitted to declare and pay dividends on its common stock at the discretion of the Board of Directors. Please see Note 8, “Debt,” for further discussion of the terms of the June 2020 Amendment and the relief period. Following termination of the relief period, the Company declared a $0.0375 per share dividend payable to its common stockholders of record on November 24, 2021, in respect of which the Company made dividend payments totaling $2.7 million on December 17, 2021. The Company declared and paid four $0.0375 per share dividends payable to its common stockholders in 2022 totaling $10.1 million.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance at February 2, 2020	$(665.7)		$25.6	$(640.1)
Other comprehensive income (loss) before reclassifications	184.1	(1)(2)	(60.4)	123.7
Less: Amounts reclassified from AOCL	—		2.7	2.7
Other comprehensive income (loss)	184.1		(63.1)	121.0
Balance at January 31, 2021	$(481.6)		$(37.5)	$(519.1)
Other comprehensive (loss) income before reclassifications	(184.3)	(1)(3)	88.1	(96.2)
Less: Amounts reclassified from AOCL	—		(2.6)	(2.6)
Other comprehensive (loss) income	(184.3)		90.7	(93.6)
Balance at January 30, 2022	$(665.9)		$53.2	$(612.7)
Other comprehensive loss before reclassifications	(47.6)	(1)(3)	(36.0)	(83.6)
Less: Amounts reclassified from AOCL	(3.4)	(4)	20.2	16.8
Other comprehensive loss	(44.2)		(56.2)	(100.4)
Balance at January 29, 2023	$(710.1)		$(3.0)	$(713.1)

(1)Foreign currency translation adjustments included a net gain (loss) on net investment hedges of $24.1 million, $83.8 million and $(94.4) million in 2022, 2021 and 2020, respectively.
(2)Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.
(3)Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.
(4)Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

The following table presents reclassifications from AOCL to earnings:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
(In millions)	2022		2021	2020
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$27.6		$(1.8)	$12.5	Cost of goods sold
Interest rate swap agreements	—		(1.5)	—	SG&A expenses (1)
Interest rate swap agreements	—		(3.0)	(11.0)	Interest expense
Less: Tax effect	7.4		(3.7)	(1.2)	Income tax expense (benefit)
Total, net of tax	$20.2		$(2.6)	$2.7

Foreign currency translation adjustments:
Karl Lagerfeld transaction	$(3.4)	(2)	$—	$—	Equity in net income (loss) of unconsolidated affiliates
Less: Tax effect	—		—	—	Income tax expense (benefit)
Total, net of tax	$(3.4)		$—	$—

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during 2021. Please see Note 10, “Derivative Financial Instruments,” for further discussion.

(2) Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

16.    LEASES

The components of the net lease cost were as follows:

(In millions)	Line Item in the Company’s Consolidated Statements of Operations	2022	2021	2020
Finance lease cost:
Amortization of right-of-use-assets	SG&A expenses (depreciation and amortization)	$4.2	$4.9	$5.2
Interest on lease liabilities	Interest expense	0.2	0.3	0.4
Total finance lease cost		4.4	5.2	5.6
Operating lease cost	SG&A expenses	401.4	451.8	477.8
Short-term lease cost	SG&A expenses	35.9	32.1	28.9
Variable lease cost	SG&A expenses	116.2	100.5	71.7
Less: sublease income	SG&A expenses	(4.7)	(1.5)	(1.3)
Total net lease cost		$553.2	$588.1	$582.7

The Company has sought concessions from landlords for certain of its stores affected by temporary closures as a result of the COVID-19 pandemic in the form of rent deferrals or rent abatements. Consistent with updated guidance issued by the FASB in April 2020, the Company elected to treat COVID-19 related rent concessions as though enforceable rights and obligations for those concessions existed in the original contract. As such, rent abatements negotiated with landlords are recorded as a reduction to variable lease expense included in SG&A expenses in the Company’s Consolidated Statements of Operations. The Company recorded $4.8 million, $26.9 million and $50.3 million of rent abatements during 2022, 2021 and 2020, respectively. Rent deferrals have no impact to lease expense and amounts deferred and payable in future periods are included in the current portion of operating lease liabilities in the Company’s Consolidated Balance Sheets.

Supplemental balance sheet information related to leases was as follows:

(In millions)	Line Item in the Company’s Consolidated Balance Sheets	2022	2021
Right-of-use assets:
Operating lease	Operating lease right-of-use assets	$1,295.7	$1,349.0
Finance lease	Property, plant and equipment, net	10.9	8.1
		$1,306.6	$1,357.1
Current lease liabilities:
Operating lease	Current portion of operating lease liabilities	$353.7	$375.4
Finance lease	Accrued expenses	4.5	4.0
		$358.2	$379.4
Other lease liabilities:
Operating lease	Long-term portion of operating lease liabilities	$1,140.0	$1,214.4
Finance lease	Other liabilities	7.3	5.2
		$1,147.3	$1,219.6

Operating lease right-of-use assets with a carrying amount of $30.4 million were written down to a fair value of $3.0 million during 2022 primarily in connection with the Company’s decision in the second quarter of 2022 to exit from its Russia business, and the financial performance in certain of the Company’s retail stores. The $27.4 million of impairment charges were included in SG&A expenses in the Company’s Consolidated Statement of Operations. Please see Note 11, “Fair Value Measurements,” for further discussion of the noncash impairment charges related to the Company’s operating lease right-of-use assets.

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

Supplemental cash flow information related to leases was as follows:

(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$450.8	$484.0	$396.1
Operating cash flows from finance leases	0.2	0.3	0.4
Financing cash flows from finance leases	4.7	5.2	5.5
Noncash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	338.6	267.3	247.3
Right-of-use assets obtained in exchange for new finance lease liabilities	8.2	2.6	4.0

The following summarizes the weighted average remaining lease terms and weighted average discount rates related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet:

	2022	2021
Weighted average remaining lease term (years):
Operating leases	6.13	6.25
Finance leases	3.19	2.51
Weighted average discount rate:
Operating leases	4.10%	3.81%
Finance leases	2.09%	1.48%

At January 29, 2023, the maturities of the Company’s lease liabilities were as follows:

(In millions)	Finance Leases	Operating Leases	Total
2023	$4.7	$405.3	$410.0
2024	3.7	319.0	322.7
2025	2.6	243.9	246.5
2026	1.1	194.4	195.5
2027	—	161.1	161.1
Thereafter	—	382.4	382.4
Total lease payments	$12.1	$1,706.1	$1,718.2
Less: Interest	(0.3)	(212.4)	(212.7)
Total lease liabilities	$11.8	$1,493.7	$1,505.5

The Company’s lease liabilities exclude $45.0 million of future lease payment obligations related to leases for various retail store leases that were entered into but did not commence as of January 29, 2023. These leases commenced or will commence in 2023.

17.    EXIT ACTIVITY COSTS

2022 Cost Savings Initiative

The Company announced in August 2022 it would be taking steps to streamline its organization and simplify its ways of working. The Company plans to reduce people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement. The Company expects these reductions will generate annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded pre-tax costs during 2022 related to initial actions taken under the plan, as shown in the following table. The Company expects to incur additional costs in connection with this initiative, however the additional costs are not known at this time.

(In millions)	Costs Incurred During 2022
Severance, termination benefits and other employee costs	$20.2

Of the charges incurred during 2022, $4.7 million relate to SG&A expenses of the Tommy Hilfiger North America segment, $2.5 million relate to SG&A expenses of the Tommy Hilfiger International segment, $4.6 million relate to SG&A expenses of the Calvin Klein North America segment, $3.5 million relate to SG&A expenses of the Calvin Klein International segment, $2.6 million relate to SG&A expenses of the Heritage Brands Wholesale segment and $2.3 million relate to corporate SG&A expenses not allocated to any reportable segment. Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at January 29, 2023 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During 2022	Costs Paid During 2022	Liability at 1/29/23
Severance, termination benefits and other employee costs	$—	$20.2	$7.0	$13.2

Russia Business Exit Costs

As a result of the war in Ukraine, the Company made the decision in the second quarter of 2022 to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. In connection with this exit, the Company recorded pre-tax costs during 2022 as shown in the following table. All expected costs related to the exit from the Russia business were incurred during 2022.

(In millions)	Costs Incurred During 2022
Severance, termination benefits and other employee costs	$2.1
Long-lived asset impairments	43.6
Gain on lease terminations, net of contract termination and other costs (1)	(2.7)
Total	$43.0

(1) Gain on lease terminations, net of contract termination and other costs includes a $7.5 million gain related to the early termination of certain store lease agreements in Russia recorded during the fourth quarter of 2022 and $4.8 million of contract termination and other costs recorded during the second quarter of 2022.

Of the charges incurred during 2022, $31.6 million relate to SG&A expenses of the Tommy Hilfiger International segment and $11.4 million relate to SG&A expenses of the Calvin Klein International segment. Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 11, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during 2022.

The liabilities at January 29, 2023 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During 2022	Costs Paid During 2022	Liability at 1/29/23
Severance, termination benefits and other employee costs	$—	$2.1	$1.7	$0.4
Contract termination and other costs	—	4.8	4.3	0.5
Total	$—	$6.9	$6.0	$0.9

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

The liabilities at January 29, 2023 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During 2022	Costs Paid During 2022	Liability at 1/29/23
Severance, termination benefits and other employee costs	$6.2	$—	$3.4	$2.8

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

Please see Note 11, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during 2020.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/30/22	Costs Incurred During 2022	Costs Paid During 2022	Liability at 1/29/23
Severance, termination benefits and other employee costs	$3.5	$—	$3.5	$—
Contract termination and other costs	2.4	—	2.4	—
Total	$5.9	$—	$5.9	$—

North America Office Workforce Reduction

The Company also announced in July 2020 a reduction in its office workforce by approximately 450 positions, or 12%, across all three brand businesses and corporate functions (the “North America workforce reduction”). In connection with the North America workforce reduction, the Company recorded pre-tax costs of $39.7 million during 2020, which consisted of severance, termination benefits and other employee costs. All expected costs related to the North America workforce reduction were incurred by the end of 2020.

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

The liabilities related to these costs were substantially paid as of January 30, 2022.

18.    NET INCOME (LOSS) PER COMMON SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

(In millions, except per share data)	2022	2021	2020
Net income (loss) attributable to PVH Corp.	$200.4	$952.3	$(1,136.1)

Weighted average common shares outstanding for basic net income (loss) per common share	65.7	70.8	71.2
Weighted average impact of dilutive securities	0.5	1.1	—
Total shares for diluted net income (loss) per common share	66.2	71.9	71.2

Basic net income (loss) per common share attributable to PVH Corp.	$3.05	$13.45	$(15.96)

Diluted net income (loss) per common share attributable to PVH Corp.	$3.03	$13.25	$(15.96)

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share as the effect would be anti-dilutive were as follows:

(In millions)	2022	2021	2020
Weighted average potentially dilutive securities	1.4	0.7	2.4

Diluted net loss per common share attributable to PVH Corp. for the year ended January 31, 2021 excluded all potentially dilutive securities because there was a net loss attributable to PVH Corp. for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of January 29, 2023, January 30, 2022 and January 31, 2021 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.2 million as of January 29, 2023, January 30, 2022 and January 31, 2021. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

19.    SUPPLEMENTAL CASH FLOW INFORMATION

Omitted from the Company’s Consolidated Statement of Cash Flows for 2022 were capital expenditures related to property, plant and equipment of $39.4 million, which will not be paid until 2023. The Company paid $45.9 million in cash during 2022 related to property, plant and equipment that was acquired in 2021. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2021. The Company paid $32.1 million in cash during 2021 related to property, plant and equipment that was acquired in 2020. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2020.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for 2021 was $6.0 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the period.

The Company recorded a loss of $1.3 million during 2022 to write-off previously capitalized debt issuance costs in connection with the refinancing of its senior credit facilities.

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

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores and off-price and independent retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s Tommy Hilfiger business.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers primarily in North America of (i) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; (ii) men’s underwear under the Nike brand, which is licensed, (iii) men’s dress shirts and neckwear under the Van Heusen brand, as well as under various licensed brand names; (iv) men’s sportswear, bottoms and outerwear principally under the Van Heusen, IZOD and ARROW trademarks until August 2, 2021, when the Company completed the Heritage Brands transaction, and (v) swimwear and swim-related products and accessories under the Speedo trademark until April 6, 2020, when the Company completed the sale of its Speedo North America business to Pentland. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Speedo and Heritage Brands transactions. This segment also derived revenue from Company operated digital commerce sites in the United States for Van Heusen and IZOD, which ceased operations during the third quarter of 2021 in connection with the Heritage Brands transaction, and until April 6, 2020 for Speedo. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s business under various owned and licensed brand names.

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

The Company’s revenue by segment was as follows:

(In millions)	2022	(1)(2)	2021	(1)(2)	2020	(1)(2)
Revenue – Tommy Hilfiger North America
Net sales	$1,185.0		$1,086.0		$901.2
Royalty revenue	86.0		79.0		53.7
Advertising and other revenue	21.7		19.8		13.9
Total	1,292.7		1,184.8		968.8

Revenue – Tommy Hilfiger International
Net sales	3,282.1		3,446.6		2,615.6
Royalty revenue	61.9		56.8		40.1
Advertising and other revenue	20.7		15.5		11.9
Total	3,364.7		3,518.9		2,667.6

Revenue – Calvin Klein North America
Net sales	1,205.6		1,129.5		826.8
Royalty revenue	170.1		145.6		99.8
Advertising and other revenue	54.7		46.6		29.0
Total	1,430.4		1,321.7		955.6

Revenue – Calvin Klein International
Net sales	2,290.3		2,283.1		1,614.6
Royalty revenue	53.1		48.3		52.2
Advertising and other revenue	9.6		7.2		15.9
Total	2,353.0		2,338.6		1,682.7

Revenue – Heritage Brands Wholesale
Net sales	581.9		702.9		703.1
Royalty revenue	0.9		10.4		12.3
Advertising and other revenue	0.6		1.8		2.5
Total	583.4		715.1		717.9

Revenue – Heritage Brands Retail
Net sales	—		75.6		137.4
Royalty revenue	—		—		2.3
Advertising and other revenue	—		—		0.3
Total	—		75.6		140.0

Total Revenue
Net sales	8,544.9		8,723.7		6,798.7
Royalty revenue	372.0		340.1		260.4
Advertising and other revenue	107.3		90.9		73.5
Total(3)	$9,024.2		$9,154.7		$7,132.6

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)    Revenue in 2020 was significantly negatively impacted by the COVID-19 pandemic, including as a result of reduced traffic and consumer spending trends, and temporary store closures for varying periods of time throughout the year. The Company’s wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in the Company’s revenue from these channels. Revenue in 2021 and 2022 continued to be negatively impacted by the pandemic and related supply chain and logistics disruptions, although to a much lesser extent than in 2020.

(3)    No single customer accounted for more than 10% of the Company’s revenue in 2022, 2021 or 2020.

The Company’s revenue by distribution channel was as follows:

(In millions)	2022	(1)(2)	2021	(1)(2)	2020	(1)(2)
Wholesale net sales	$4,704.0		$4,860.9		$3,534.8

Owned and operated retail stores	3,118.2		3,087.1		2,586.5
Owned and operated digital commerce sites	722.7		775.7		677.4
Retail net sales	3,840.9		3,862.8		3,263.9
Net sales	8,544.9		8,723.7		6,798.7

Royalty revenue	372.0		340.1		260.4
Advertising and other revenue	107.3		90.9		73.5
Total	$9,024.2		$9,154.7		$7,132.6
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)    Revenue in 2020 was significantly negatively impacted by the COVID-19 pandemic, including as a result of reduced traffic and consumer spending trends, and temporary store closures for varying periods of time throughout the year. The Company’s wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in the Company’s revenue from these channels. Revenue in 2021 and 2022 continued to be negatively impacted by the pandemic and related supply chain and logistics disruptions, although to a much lesser extent than in 2020.

The Company has not disclosed net sales by product category as it is impracticable to do so.

The Company’s income (loss) before interest and taxes by segment was as follows:

(In millions)	2022	(1)	2021	(1)	2020	(1)(2)
(Loss) income before interest and taxes – Tommy Hilfiger North America	$(175.4)	(4)(5)	$21.2	(8)	$(130.5)	(11)(12)

Income before interest and taxes – Tommy Hilfiger International	514.8	(5)(6)	654.2	(8)	259.5	(12)

(Loss) income before interest and taxes – Calvin Klein North America	(81.9)	(4)(5)	78.0	(8)	(384.5)	(11)(12)(13)

Income (loss) before interest and taxes – Calvin Klein International	252.6	(4)(5)(6)	377.6	(8)	(280.0)	(12)(13)

Income (loss) before interest and taxes – Heritage Brands Wholesale	47.4	(5)	160.9	(9)	(312.5)	(11)(13)

Loss before interest and taxes – Heritage Brands Retail	—		(33.9)	(10)	(93.4)	(10)(12)

Loss before interest and taxes – Corporate(3)	(86.8)	(5)(7)	(181.1)	(8)	(130.3)	(11)(14)

Income (loss) before interest and taxes	$470.7		$1,076.9		$(1,071.7)

(1)Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.
(2)Loss before interest and taxes in 2020 was significantly adversely impacted by the COVID-19 pandemic, including as a result of the unprecedented material decline in revenue noted above. As well, loss before interest and taxes in 2020 was significantly adversely impacted by $1.0 billion of noncash impairment charges related to goodwill, tradenames, and other intangible assets, store assets and an equity method investment resulting from the significant adverse impacts of the COVID-19 pandemic on the Company’s business. Please see notes (12), (13) and (14) below for further discussion.

(3)Includes corporate expenses not allocated to any reportable segments, the results of PVH Ethiopia (through the closure of the Ethiopia factory in the fourth quarter of 2021) and the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld prior to the closing of the Karl Lagerfeld transaction in the second quarter of 2022. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion of the Company’s investment in Karl Lagerfeld and Note 6, “Redeemable Non-Controlling Interest,” for further discussion of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans. Actuarial gains on the Company’s Pension Plans, SERP Plans and Postretirement Plans totaled $78.4 million, $48.7 million and $64.5 million in 2022, 2021 and 2020, respectively.
(4)(Loss) income before interest and taxes for 2022 included a noncash goodwill impairment charge of $417.1 million. The $417.1 million goodwill impairment charge was included in the Company’s segments as follows: $177.2 million in Tommy Hilfiger North America, $162.6 million in Calvin Klein North America and $77.3 million in Calvin Klein International. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.
(5)(Loss) income before interest and taxes for 2022 included costs of $20.2 million incurred related to the cost savings initiative described in Note 17, “Exit Activity Costs,” consisting of severance. Such costs were included in the Company’s segments as follows: $4.7 million in Tommy Hilfiger North America, $2.5 million in Tommy Hilfiger International, $4.6 million in Calvin Klein North America, $3.5 million in Calvin Klein International, $2.6 million in Heritage Brands Wholesale and $2.3 in corporate expenses not allocated to any reportable segments. Please see Note 17, “Exit Activity Costs,” for further discussion.
(6)Income before interest and taxes for 2022 included net costs of $43.0 million incurred in connection with the Company’s decision to exit from its Russia business, principally consisting of noncash asset impairments. Such costs were included in the Company’s segments as follows: $31.6 million in Tommy Hilfiger International and $11.4 million in Calvin Klein International. Please see Note 17, “Exit Activity Costs,” for further discussion.
(7)Loss before interest and taxes for 2022 included a gain of $16.1 million in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.
(8)Income (loss) before interest and taxes for 2021 included costs of $47.6 million incurred in connection with actions to streamline the Company’s organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, consisting of noncash asset impairments, severance, and contract termination and other costs. Such costs were included in the Company’s segments as follows: $1.7 million in Tommy Hilfiger North America, $8.9 million in Tommy Hilfiger International, $2.1 million in Calvin Klein North America, $6.4 million in Calvin Klein International and $28.5 million in corporate expenses not allocated to any reportable segments. Please see Note 17, “Exit Activity Costs,” for further discussion.
(9)Income before interest and taxes for 2021 included an aggregate net gain of $113.4 million in connection with the Heritage Brands transaction, consisting of (i) a $118.9 million gain, including a gain on the sale, less costs to sell, and a net gain on the Company’s retirement plans associated with the transaction, partially offset by (ii) $5.5 million of severance costs. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(10)Loss before interest and taxes for 2021 and 2020 included costs and operating losses, as well as noncash asset impairments in 2020, associated with the wind down of the Heritage Brands Retail business that was completed in 2021. Please see Note 17, “Exit Activity Costs,” for further discussion.
(11)Loss before interest and taxes for 2020 included costs of $39.7 million incurred in connection with the North America workforce reduction, primarily consisting of severance. Such costs were included in the Company’s segments as follows: $10.9 million in Tommy Hilfiger North America, $10.5 million in Calvin Klein North America, $12.5 million in Heritage Brands Wholesale, and $5.8 million in corporate expenses not allocated to any reportable segments. Please see Note 17, “Exit Activity Costs,” for further discussion.
(12)(Loss) income before interest and taxes for 2020 included noncash impairment charges of $74.7 million related to the Company’s store assets. The $74.7 million of impairment charges were included in the Company’s segments as follows: $6.0 million in Tommy Hilfiger North America, $30.0 million in Tommy Hilfiger International, $14.2 million in Calvin Klein North America, $20.7 million in Calvin Klein International and $3.8 million in Heritage Brands Retail. Please see Note 11, “Fair Value Measurements,” for further discussion.
(13)Loss before interest and taxes for 2020 included noncash impairment charges of $933.5 million, primarily related to goodwill, tradenames and other intangible assets. The $933.5 million of impairment charges were included in the

Company’s segments as follows: $289.9 million in Calvin Klein North America, $394.0 million in Calvin Klein International and $249.6 million in Heritage Brands Wholesale. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.
(14)Loss before interest and taxes for 2020 included a noncash impairment charge of $12.3 million related to the Company’s equity method investment in Karl Lagerfeld. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

Intersegment transactions, which primarily consist of transfers of inventory, are not material.

The Company’s identifiable assets, depreciation and amortization, and identifiable capital expenditures by segment were as follows:

(In millions)	2022	2021	2020
Identifiable Assets(1)(2)
Tommy Hilfiger North America	$1,296.3	$1,409.8	$1,447.9
Tommy Hilfiger International	4,875.4	4,913.2	5,295.3
Calvin Klein North America	1,527.2	1,609.8	1,522.6
Calvin Klein International	3,099.7	3,164.0	3,016.8
Heritage Brands Wholesale(3)	410.4	420.0	547.9
Heritage Brands Retail(4)	—	—	74.2
Corporate(5)	559.3	880.0	1,388.8
Total	$11,768.3	$12,396.8	$13,293.5
Depreciation and Amortization
Tommy Hilfiger North America	$30.5	$32.5	$38.1
Tommy Hilfiger International	125.0	130.2	131.8
Calvin Klein North America	29.6	31.6	30.8
Calvin Klein International	94.3	94.9	97.0
Heritage Brands Wholesale	10.7	11.2	11.5
Heritage Brands Retail	—	0.3	3.5
Corporate	11.4	12.6	13.1
Total	$301.5	$313.3	$325.8
Identifiable Capital Expenditures(6)
Tommy Hilfiger North America	$14.5	$19.2	$21.7
Tommy Hilfiger International	140.9	138.4	100.6
Calvin Klein North America	14.4	22.6	18.7
Calvin Klein International	103.7	85.7	54.2
Heritage Brands Wholesale	6.6	10.9	14.9
Heritage Brands Retail	—	—	0.7
Corporate	3.5	4.9	8.4
Total	$283.6	$281.7	$219.2

(1)Identifiable assets included the impact of changes in foreign currency exchange rates.
(2)Identifiable assets in 2022 included a reduction of $417.1 million related to the noncash goodwill impairment. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.
(3)Identifiable assets in 2021 included a reduction of $99.4 million related to the Heritage Brands transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(4)As a result of the exit from the Heritage Brands Retail business in 2021, the Company’s Heritage Brands Retail segment has ceased operations.
(5)The changes in Corporate identifiable assets in 2022 and 2021 were primarily due to changes in cash and cash equivalents.

(6)Capital expenditures in 2022 included $39.4 million of accruals that will not be paid until 2023. Capital expenditures in 2021 included $45.9 million of accruals that were not paid until 2022. Capital expenditures in 2020 included $32.1 million of accruals that were not paid until 2021.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2022 (1)	2021 (1)	2020 (1)
Domestic	$384.3	$429.0	$466.3
Canada	10.4	13.8	19.3
Europe	406.4	378.7	374.7
Asia-Pacific	101.1	82.8	73.8
Other foreign	1.8	1.8	8.6
Total	$904.0	$906.1	$942.7

(1)Property, plant and equipment, net included the impact of changes in foreign currency exchange rates.

Revenue, based on location of origin, was as follows:

(In millions)	2022 (1)(2)	2021 (1)(2)	2020 (1)(2)
Domestic(3)	$2,854.9	$2,894.7	$2,460.0
Canada(3)	347.6	313.3	262.2
Europe	4,204.0	4,392.3	3,154.3
Asia-Pacific	1,492.3	1,454.4	1,189.6
Other foreign	125.4	100.0	66.5
Total	$9,024.2	$9,154.7	$7,132.6

(1)Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.
(2)Revenue in 2020 was significantly negatively impacted by the COVID-19 pandemic, including as a result of reduced traffic and consumer spending trends, and temporary store closures for varying periods of time throughout the year. The Company’s wholesale customers and licensing partners also experienced significant business disruptions as a result of the pandemic, resulting in a decrease in the Company’s revenue from these channels. Revenue in 2021 and 2022 continued to be negatively impacted by the pandemic and related supply chain and logistics disruptions, although to a much lesser extent than in 2020.
(3)Revenue in 2021 and 2022 was negatively impacted by the Heritage Brands transaction and the exit from the Heritage Brands Retail business.

21.    GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of January 29, 2023 was approximately $9.1 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of January 29, 2023 and January 30, 2022.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of January 29, 2023 was approximately $4.9 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2023 and 2028. The liability for these guarantee obligations was immaterial as of January 29, 2023 and January 30, 2022.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

22.    OTHER COMMENTS

Asset Retirement Liabilities

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

The following table presents the activity related to the Company’s asset retirement liabilities, included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, for each of the last two years:

(In millions)	2022	2021
Balance at beginning of year	$45.6	$45.4
Liabilities incurred	4.1	4.0
Liabilities settled (payments)	(5.6)	(3.2)
Accretion expense	0.6	0.4
Revisions in estimated cash flows	1.8	1.2
Currency translation adjustment	(1.8)	(2.2)
Balance at end of year	$44.7	$45.6

Litigation

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 29, 2023.

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

/s/ STEFAN LARSSON	/s/ ZACHARY COUGHLIN

Stefan Larsson	Zachary Coughlin
Chief Executive Officer	Executive Vice President and
March 28, 2023	Chief Financial Officer
March 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on Internal Control Over Financial Reporting

We have audited PVH Corp.’s internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PVH Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2023 and January 30, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended January 29, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 28, 2023 expressed an unqualified opinion thereon.

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
March 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PVH Corp. (the Company) as of January 29, 2023 and January 30, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended January 29, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2023 and January 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit and risk management committee of the Company’s board of directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
At January 29, 2023, the Company’s goodwill and indefinite-lived intangible assets totaled $2.4 billion and $2.9 billion, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are qualitatively tested and quantitatively tested, when necessary, for impairment at least annually. As a result of the Company’s 2022 annual impairment test, the Company recorded $417.1 million of goodwill impairment charges during the third quarter of 2022. The impairments were driven primarily by a significant increase in discount rates.

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

New York, New York
March 28, 2023

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period					Balance at End of Period

Description				Deductions
Year Ended January 29, 2023
Allowance for credit losses	$61.9	$2.9	$—	$22.2	(1)	$42.6
Allowance/accrual for operational chargebacks and customer markdowns	133.7	243.3	—	256.1		120.9
Valuation allowance for deferred income tax assets	69.3	19.5	—	15.9		72.9
Year Ended January 30, 2022
Allowance for credit losses	$69.6	$—	$—	$7.7	(2)	$61.9
Allowance/accrual for operational chargebacks and customer markdowns	165.1	266.9	—	298.3		133.7
Valuation allowance for deferred income tax assets	62.2	17.1	—	10.0		69.3
Year Ended January 31, 2021
Allowance for credit losses	$21.1	$58.0	$—	$9.5	(1)	$69.6
Allowance/accrual for operational chargebacks and customer markdowns	220.2	264.9	—	320.0		165.1
Valuation allowance for deferred income tax assets	69.8	12.7	—	20.3		62.2

(1)Principally accounts written off as uncollectible, net of recoveries.
(2)Principally includes changes due to foreign currency translation.