Form 10-Q
period 2023-04-30
PVH CORP. /DE/
filed 2023-06-08
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	April 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of May 31, 2023 was 62,716,912.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022, and the 2021 sale of assets of, and exit from, our Heritage Brands business to focus on our Calvin Klein and Tommy Hilfiger businesses; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the recent announcement that the Company intends to bring in-house most of the product categories currently licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by the Company; (iv) we have significant levels of outstanding debt and borrowing capacity and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being seen globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that has led to our decision to exit from our Russia business, including the closure of our retail stores in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy, may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands’ value; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; and (xviii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	April 30,	May 1,
	2023	2022
Net sales	$2,051.1	$2,006.6
Royalty revenue	84.7	90.0
Advertising and other revenue	22.1	26.1
Total revenue	2,157.9	2,122.7
Cost of goods sold (exclusive of depreciation and amortization)	907.6	884.0
Gross profit	1,250.3	1,238.7
Selling, general and administrative expenses	1,064.0	1,039.4
Non-service related pension and postretirement income	0.6	3.6
Equity in net income of unconsolidated affiliates	11.9	7.4
Income before interest and taxes	198.8	210.3
Interest expense	25.3	23.0
Interest income	3.3	1.2
Income before taxes	176.8	188.5
Income tax expense	40.8	55.4
Net income	$136.0	$133.1
Basic net income per common share	$2.17	$1.96
Diluted net income per common share	$2.14	$1.94

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	April 30,	May 1,
	2023	2022

Net income	$136.0	$133.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16.7)	(131.8)
Net unrealized and realized (loss) gain related to effective cash flow hedges, net of tax (benefit) expense of $(0.4) and $9.0	(2.0)	25.8
Net (loss) gain on net investment hedges, net of tax (benefit) expense of $(3.2) and $16.6	(9.8)	50.2
Total other comprehensive loss	(28.5)	(55.8)
Comprehensive income	$107.5	$77.3

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	April 30,	January 29,	May 1,
	2023	2023	2022
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$373.8	$550.7	$748.7
Trade receivables, net of allowances for credit losses of $44.7, $42.6 and $57.2	911.4	923.7	831.1
Other receivables	16.9	21.5	41.4
Inventories, net	1,718.1	1,802.6	1,389.7
Prepaid expenses	254.4	209.2	200.5
Other	78.6	72.7	153.6
Total Current Assets	3,353.2	3,580.4	3,365.0
Property, Plant and Equipment, net	885.7	904.0	863.3
Operating Lease Right-of-Use Assets	1,282.1	1,295.7	1,312.5
Goodwill	2,357.7	2,359.0	2,745.9
Tradenames	2,710.3	2,701.1	2,675.1
Other Intangibles, net	520.7	548.8	577.1
Other Assets, including deferred taxes of $30.7, $33.8 and $41.0	381.5	379.3	350.4
Total Assets	$11,491.2	$11,768.3	$11,889.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,063.0	$1,327.4	$1,062.2
Accrued expenses	802.1	874.0	919.1
Deferred revenue	59.6	54.3	37.6
Current portion of operating lease liabilities	342.2	353.7	358.1
Short-term borrowings	17.3	46.2	15.5
Current portion of long-term debt	112.0	111.9	36.2
Total Current Liabilities	2,396.2	2,767.5	2,428.7
Long-Term Portion of Operating Lease Liabilities	1,123.0	1,140.0	1,171.7
Long-Term Debt	2,193.0	2,177.0	2,216.5
Other Liabilities, including deferred taxes of $345.5, $357.5 and $387.8	652.6	671.1	803.9
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 87,774,420; 87,641,611 and 87,264,650 shares issued	87.8	87.6	87.3
Additional paid-in capital - common stock	3,257.5	3,244.5	3,208.4
Retained earnings	4,886.7	4,753.1	4,693.3
Accumulated other comprehensive loss	(741.6)	(713.1)	(668.5)
Less: 24,986,324; 24,932,374 and 19,837,212 shares of common stock held in treasury, at cost	(2,364.0)	(2,359.4)	(2,052.0)
Total Stockholders’ Equity	5,126.4	5,012.7	5,268.5
Total Liabilities and Stockholders’ Equity	$11,491.2	$11,768.3	$11,889.3

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	April 30,	May 1,
	2023	2022
OPERATING ACTIVITIES
Net income	$136.0	$133.1
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	72.3	76.8
Equity in net income of unconsolidated affiliates	(11.9)	(7.4)
Deferred taxes	(3.0)	(0.9)
Stock-based compensation expense	13.1	10.1
Changes in operating assets and liabilities:
Trade receivables, net	13.4	(109.4)
Other receivables	4.2	(21.2)
Inventories, net	76.2	(78.1)
Accounts payable, accrued expenses and deferred revenue	(315.0)	(271.4)
Prepaid expenses	(44.3)	(36.7)
Other, net	(16.4)	1.7
Net cash used by operating activities	(75.4)	(303.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(57.9)	(52.4)
Purchases of investments held in rabbi trust	(1.9)	(5.1)
Proceeds from investments held in rabbi trust	0.2	0.4
Net cash used by investing activities	(59.6)	(57.1)
FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowings	(27.8)	6.4
Repayment of 2022 facilities	(3.0)	—
Repayment of 2019 facilities	—	(6.9)
Net proceeds from settlement of awards under stock plans	0.1	0.1
Cash dividends	(2.4)	(2.6)
Acquisition of treasury shares	(4.6)	(108.0)
Payments of finance lease liabilities	(1.2)	(1.0)
Net cash used by financing activities	(38.9)	(112.0)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	(21.3)
Decrease in cash and cash equivalents	(176.9)	(493.8)
Cash and cash equivalents at beginning of period	550.7	1,242.5
Cash and cash equivalents at end of period	$373.8	$748.7

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Unaudited
(In millions, except share and per share data)

	Thirteen Weeks Ended May 1, 2022
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 30, 2022	$—	87,107,155	$87.1	$3,198.4	$4,562.8	$(612.7)	$(1,946.8)	$5,288.8
Net income					133.1			133.1
Foreign currency translation adjustments						(131.8)		(131.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $9.0						25.8		25.8
Net gain on net investment hedges, net of tax expense of $16.6						50.2		50.2
Comprehensive income								77.3
Settlement of awards under stock plans		157,495	0.2	(0.1)				0.1
Stock-based compensation expense				10.1				10.1
Dividends declared ($0.0375 per common share)					(2.6)			(2.6)
Acquisition of 1,264,730 treasury shares							(105.2)	(105.2)
May 1, 2022	$—	87,264,650	$87.3	$3,208.4	$4,693.3	$(668.5)	$(2,052.0)	$5,268.5

	Thirteen Weeks Ended April 30, 2023
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 29, 2023	$—	87,641,611	$87.6	$3,244.5	$4,753.1	$(713.1)	$(2,359.4)	$5,012.7
Net income					136.0			136.0
Foreign currency translation adjustments						(16.7)		(16.7)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $0.4						(2.0)		(2.0)
Net loss on net investment hedges, net of tax benefit of $3.2						(9.8)		(9.8)
Comprehensive income								107.5
Settlement of awards under stock plans		132,809	0.2	(0.1)				0.1
Stock-based compensation expense				13.1				13.1
Dividends declared ($0.0375 per common share)					(2.4)			(2.4)
Acquisition of 53,950 treasury shares							(4.6)	(4.6)
April 30, 2023	$—	87,774,420	$87.8	$3,257.5	$4,886.7	$(741.6)	$(2,364.0)	$5,126.4

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen and Nike, which the Company licenses for certain product categories, and other owned and licensed brands. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Statements of Operations include its proportionate share of the net income or loss of these entities. Please see Note 4, “Investments in Unconsolidated Affiliates,” for further discussion.

Since the first day of the second quarter of 2022, the Company has been accounting for its operations in Turkey as highly inflationary, as the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. Accordingly, the Company has changed the functional currency of its subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on the Company’s results of operations during the thirteen weeks ended April 30, 2023. As of April 30, 2023, net monetary assets denominated in Turkish lira represented less than 1% of the Company’s total net assets.

The Company’s fiscal years are based on the 52-53 week periods ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to the Company’s fiscal year, unless the context requires otherwise.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not contain all disclosures required by U.S. GAAP for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2023.

The preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended April 30, 2023 and May 1, 2022 are not necessarily indicative of those for a full fiscal year due, in part, to the COVID-19 pandemic and seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

There is significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and foreign currency volatility and their impacts on the Company’s business. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

War in Ukraine

As a result of the war in Ukraine, the Company announced in March 2022 that it was temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, the Company made the decision to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. Additionally, while the Company has no direct operations in Ukraine, virtually all of its wholesale customers and franchisees in Ukraine have been impacted, which has resulted in a reduction in shipments to these customers and canceled orders. The war also led to broader macroeconomic implications in 2022, including the weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

There is uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts on the broader European market, will further impact the Company’s business, financial condition and results of operations for the remainder of 2023.

COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations during 2022. The pandemic did not have a significant impact on the Company in the first quarter of 2023.

Strict lockdowns in China during 2022 resulted in extensive temporary store closures and significant reductions in consumer traffic and purchasing, as well as impacted certain warehouses, which resulted in the temporary pause of deliveries to the Company’s wholesale customers and from its digital commerce business in the first half of 2022. COVID-related restrictions in China were lifted at the end of the fourth quarter of 2022.

In addition, the Company’s North America stores have been challenged by the significant decrease in international tourists coming to the United States since the onset of the pandemic. Stores located in international tourist destinations had historically represented a significant portion of this business.

In addition, pandemic-related supply chain and logistics disruptions have impacted the Company’s supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of its licensees. These supply chains have experienced disruptions as a result of closed factories or factories operating with a reduced workforce, or other logistics constraints, including vessel, container and other transportation shortages, labor shortages and port congestion due to the impact of the pandemic. These impacts significantly improved in the second half of 2022.

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
Performance Obligations Under License Agreements
As of April 30, 2023, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $921.7 million, of which the Company expects to recognize $222.1 million as revenue during the remainder of 2023, $258.4 million in 2024 and $441.2 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.

Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirteen weeks ended April 30, 2023 and May 1, 2022 were as follows:

	Thirteen Weeks Ended
(In millions)	4/30/23	5/1/22
Deferred revenue balance at beginning of period	$54.3	$44.9
Net additions to deferred revenue during the period	44.8	25.0
Reductions in deferred revenue for revenue recognized during the period (1)	(39.5)	(32.3)
Deferred revenue balance at end of period	$59.6	$37.6

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $11.4 million, $12.1 million and $14.1 million as of April 30, 2023, January 29, 2023 and May 1, 2022, respectively.

Please see Note 16, “Segment Data,” for information on the disaggregation of revenue by segment and distribution channel.

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

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $191.5 million, $190.2 million and $158.9 million as of April 30, 2023, January 29, 2023 and May 1, 2022, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $14.9 million and $16.2 million from these investments during the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirteen weeks ended April 30, 2023, by segment (please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Total
Balance as of January 29, 2023
Goodwill, gross	$781.8	$885.0	$203.0	$1,587.6	$105.0	$3,562.4
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(105.0)	(1,203.4)
Goodwill, net	331.9	413.7	25.8	1,587.6	—	2,359.0
Currency translation	—	(4.3)	—	3.0	—	(1.3)
Balance as of April 30, 2023
Goodwill, gross	781.8	880.7	203.0	1,590.6	105.0	3,561.1
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(105.0)	(1,203.4)
Goodwill, net	$331.9	$409.4	$25.8	$1,590.6	$—	$2,357.7

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Impairment testing for other indefinite-lived intangible assets is done at the individual asset level. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Indefinite-lived intangible assets and intangible assets with finite lives are tested for impairment prior to assessing the recoverability of goodwill. Please see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 for discussion of the Company’s goodwill and other intangible assets impairment testing process.

There have been no significant events or changes in circumstances during the thirteen weeks ended April 30, 2023 that would indicate the remaining carrying amount of the Company’s goodwill and other intangible assets may be impaired as of April 30, 2023.

6. RETIREMENT AND BENEFIT PLANS

The Company, as of April 30, 2023, has two noncontributory qualified defined benefit pension plans. These plans cover substantially all employees resident in the United States hired prior to January 1, 2022 who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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
–A plan for certain employees resident in the United States hired prior to January 1, 2022 who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement.

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		SERP Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	4/30/23	5/1/22	4/30/23	5/1/22

Service cost	$5.0	$8.0	$0.4	$0.6
Interest cost	7.2	6.3	0.7	0.6
Expected return on plan assets	(8.5)	(10.5)	—	—
Total	$3.7	$3.8	$1.1	$1.2

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen weeks ended April 30, 2023 and May 1, 2022.

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

7. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of April 30, 2023. The Company also had no revolving borrowings outstanding under its 2019 facilities (as defined below) as of May 1, 2022.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $195.3 million based on exchange rates in effect on April 30, 2023 and are utilized primarily to fund working capital needs. The Company had $17.3 million outstanding under these facilities as of April 30, 2023. The weighted average interest rate on funds borrowed as of April 30, 2023 was 0.17%.

Commercial Paper

The Company has the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of April 30, 2023.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	4/30/23	1/29/23	5/1/22

Senior unsecured Term Loan A facility due 2027 (1)(2)	$478.8	$476.6	$—
Senior unsecured Term Loan A facility due 2024 (2)	—	—	479.6
7 3/4% debentures due 2023	99.9	99.9	99.9
3 5/8% senior unsecured euro notes due 2024 (2)	574.6	568.1	550.0
4 5/8% senior unsecured notes due 2025	497.3	497.0	496.0
3 1/8% senior unsecured euro notes due 2027 (2)	654.4	647.3	627.2
Total	2,305.0	2,288.9	2,252.7
Less: Current portion of long-term debt	112.0	111.9	36.2
Long-term debt	$2,193.0	$2,177.0	$2,216.5

(1) The outstanding principal balance for the euro-denominated Term Loan A facility was €437.9 million as of April 30, 2023.

(2) The carrying amount of the euro-denominated Term Loan A facilities and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of April 30, 2023, January 29, 2023 and May 1, 2022.

The Company’s mandatory long-term debt repayments for the remainder of 2023 through 2028 were as follows as of April 30, 2023:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2023	$109.1
2024	588.6
2025	512.1
2026	12.1
2027	1,094.3
2028	—

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2023 through 2028 exceed the total carrying amount of the Company’s debt as of April 30, 2023 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of April 30, 2023, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2022 Senior Unsecured Credit Facilities

On December 9, 2022, the Company entered into new senior unsecured credit facilities (the “2022 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2019 facilities (as defined below), as well as the related debt issuance costs.

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

The Company had loans outstanding of $478.8 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility as of April 30, 2023.

The Company made payments of $3.0 million on its term loan under the 2022 facilities during the thirteen weeks ended April 30, 2023. The Company made payments of $6.9 million on its term loan under the 2019 facilities during the thirteen weeks ended May 1, 2022.

The current applicable margin with respect to the Euro TLA facility as of April 30, 2023 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of April 30, 2023 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate (“EURIBOR”) or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The 2022 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a maximum net leverage ratio, calculated in a manner set forth in the terms of the 2022 facilities. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion of the 2022 facilities.

2019 Senior Unsecured Credit Facilities

On April 29, 2019, the Company entered into senior unsecured credit facilities (as amended, the “2019 facilities”). The Company replaced the 2019 facilities with the 2022 facilities on December 9, 2022 as discussed above in the section entitled “2022 Senior Unsecured Credit Facilities.” The 2019 facilities included a €500.0 million euro-denominated Term Loan A facility, of which €440.6 million was outstanding as of the date it was replaced, and senior unsecured revolving credit facilities.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of April 30, 2023, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit primarily to collateralize the Company’s insurance and lease obligations. The Company had $78.0 million of these standby letters of credit outstanding as of April 30, 2023.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion of the Company’s debt.

8. INCOME TAXES

The effective income tax rates for the thirteen weeks ended April 30, 2023 and May 1, 2022 were 23.1% and 29.4%, respectively. The effective income tax rate for the thirteen weeks ended April 30, 2023 was lower than the prior year period primarily due to the favorable resolution of uncertain tax positions and a change in the mix of international and domestic pre-tax results.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company records the foreign currency forward exchange contracts at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases are designated as effective hedging instruments (“cash flow hedges”). As such, the changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). No amounts were excluded from effectiveness testing.

Net Investment Hedges

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company designated the carrying amounts of its (i) €600.0 million principal amount of 3 1/8% senior notes due 2027 and (ii) €525.0 million principal amount of 3 5/8% senior notes due 2024 (collectively, “foreign currency borrowings”), that were issued by PVH Corp., a U.S.-based entity, as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 7, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,203.8 million and $1,229.0 million, respectively, as of April 30, 2023, $1,192.0 million and $1,215.4 million, respectively, as of January 29, 2023 and $1,194.5 million and $1,177.2 million, respectively, as of May 1, 2022. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	4/30/23		1/29/23		5/1/22		4/30/23		1/29/23		5/1/22
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$11.4	$0.1	$15.7	$0.1	$71.1	$6.7	$24.0	$1.3	$20.7	$2.2	$0.4	$—
Undesignated contracts:
Foreign currency forward exchange contracts	0.4	—	—	—	18.0	—	5.7	—	12.5	—	3.7	—
Total	$11.8	$0.1	$15.7	$0.1	$89.1	$6.7	$29.7	$1.3	$33.2	$2.2	$4.1	$—

The notional amount outstanding of foreign currency forward exchange contracts was $1,338.7 million at April 30, 2023. Such contracts expire principally between May 2023 and October 2024.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)

Thirteen Weeks Ended	4/30/23	5/1/22
Foreign currency forward exchange contracts (inventory purchases)	$2.4	$33.3
Foreign currency borrowings (net investment hedges)	(13.0)	66.8
Total	$(10.6)	$100.1

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	4/30/23	5/1/22		4/30/23	5/1/22
Foreign currency forward exchange contracts (inventory purchases)	$4.8	$(1.5)	Cost of goods sold	$907.6	$884.0

A net loss in AOCL on foreign currency forward exchange contracts at April 30, 2023 of $3.8 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	(Loss) Gain Recognized in SG&A Expenses
Thirteen Weeks Ended	4/30/23	5/1/22
Foreign currency forward exchange contracts	$(1.0)	$14.1

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of April 30, 2023.

10. FAIR VALUE MEASUREMENTS

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy prioritizes the inputs used to measure fair value as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	4/30/23				1/29/23				5/1/22
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$11.9	N/A	$11.9	N/A	$15.8	N/A	$15.8	N/A	$95.8	N/A	$95.8
Rabbi trust assets	2.0	7.0	N/A	9.0	1.5	5.7	N/A	7.2	0.5	4.2	N/A	4.7
Total Assets	$2.0	$18.9	N/A	$20.9	$1.5	$21.5	N/A	$23.0	$0.5	$100.0	N/A	$100.5

Liabilities:
Foreign currency forward exchange contracts	N/A	$31.0	N/A	$31.0	N/A	$35.4	N/A	$35.4	N/A	$4.1	N/A	$4.1
Total Liabilities	N/A	$31.0	N/A	$31.0	N/A	$35.4	N/A	$35.4	N/A	$4.1	N/A	$4.1

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

The Company established a rabbi trust that, beginning January 1, 2022, holds investments related to the Company’s supplemental savings plan. The rabbi trust is considered a variable interest entity and it is consolidated in the Company’s financial statements because the Company is considered the primary beneficiary of the rabbi trust. The rabbi trust assets, which generally mirror the investment elections made by eligible plan participants, were $9.0 million, $7.2 million and $4.7 million as of April 30, 2023, January 29, 2023 and May 1, 2022, respectively, and recorded in the Company’s Consolidated Balance Sheets as follows: $0.9 million and $8.1 million were included in other current assets and other assets, respectively, as of April 30, 2023, $0.7 million and $6.5 million were included in other current assets and other assets, respectively, as of January 29, 2023, and $0.1 million and $4.6 million were included in other current assets and other assets, respectively, as of May 1, 2022. The corresponding deferred compensation liability was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets as of April 30, 2023, January 29, 2023 and May 1, 2022. Unrealized gains recognized on the rabbi trust investments were immaterial during the thirteen weeks ended April 30, 2023 and May 1, 2022.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, property, plant and equipment, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value. There were no impairments recorded during the thirteen weeks ended April 30, 2023 and May 1, 2022.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	4/30/23		1/29/23		5/1/22
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$373.8	$373.8	$550.7	$550.7	$748.7	$748.7
Short-term borrowings	17.3	17.3	46.2	46.2	15.5	15.5
Long-term debt (including portion classified as current)	2,305.0	2,278.0	2,288.9	2,262.3	2,252.7	2,283.0

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

11. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its Stock Incentive Plan (the “Plan”). Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; (vii) performance share units (“PSUs”); and (viii) other stock-based awards. Each award granted under the Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines. Awards granted under the Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets. When estimating the grant date fair value of stock-based awards, the Company considers whether an adjustment is required to the closing price or the expected volatility of its common stock on the date of grant when the Company is in possession of material non-public information. No such adjustments were made to the grant date fair value of awards granted during the thirteen weeks ended April 30, 2023.

Through April 30, 2023, the Company has granted under the Plan (i) service-based non-qualified stock options, referred to as “stock options” below, RSUs and restricted stock; and (ii) contingently issuable PSUs and RSUs. There were no shares of restricted stock or contingently issuable RSUs outstanding as of April 30, 2023.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares.

Net income for the thirteen weeks ended April 30, 2023 and May 1, 2022 included $13.1 million and $10.1 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $1.6 million and $1.4 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions during the thirteen weeks ended April 30, 2023 and May 1, 2022 were $1.6 million and $1.9 million, respectively. The tax benefits realized included discrete net excess tax deficiencies of $0.1 million and $0.8 million recognized in the Company’s provision for income taxes during the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirteen weeks ended April 30, 2023 and May 1, 2022 and the resulting weighted average grant date fair value per stock option:

	4/30/23	5/1/22
Weighted average risk-free interest rate	3.33%	2.50%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	50.60%	47.34%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$43.47	$34.27

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

Stock option activity for the thirteen weeks ended April 30, 2023 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at January 29, 2023	694	$98.08
Granted	86	83.80
Exercised	—	—
Forfeited / Expired	3	104.30
Outstanding at April 30, 2023	777	$96.47
Exercisable at April 30, 2023	534	$104.72

RSUs

RSUs granted to employees generally vest in four equal annual installments commencing one year after the date of grant, although the Company does grant from time to time, and currently has outstanding, RSUs with different vesting schedules. Service-based RSUs granted to non-employee directors vest in full the earlier of one year after the date of grant or the date of the Annual Meeting of Stockholders following the year of grant. The underlying RSU award agreements for employees generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the Plan). The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the thirteen weeks ended April 30, 2023 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 29, 2023	1,325	$77.33
Granted	579	83.91
Vested	157	84.66
Forfeited	21	79.15
Non-vested at April 30, 2023	1,726	$78.85

PSUs

Contingently issuable PSUs granted to employees generally vest three years after the date of grant, subject to the satisfaction of performance conditions. The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the first quarter of 2023 and the second quarters of 2022 and 2021. The final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period. For all such awards, 50% is based upon the Company’s total shareholder return (“TSR”) during a three-year performance period from the grant date relative to a pre-established group of industry peers (which is substantially identical for grants in 2021 through 2023). For awards granted in 2023, the other 50% is based upon the Company’s average return on invested capital (“ROIC”) during a three-year performance period beginning with the fiscal year of grant. For awards granted in 2022, the other 50% is based upon the cumulative amount of the Company’s consolidated earnings before interest and taxes (“EBIT”) during a three-year performance period beginning with the fiscal year of grant. For awards granted in 2021, the other 50% was based upon the cumulative amount of the Company’s EBIT for fiscal 2021. The performance period ended in the fourth quarter of 2021 for the awards granted in 2021 and the maximum level of performance was achieved. These shares will vest and be paid out subject to and following the completion of the three-year service period.

For all such awards, the Company records expense ratably over the three-year service period, with expense determined as follows: (i) TSR-based portion of the awards – based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions and (ii) ROIC- or EBIT-based portion of the awards – based on the grant date fair value per share and the Company’s current expectations of the probable number of shares that will ultimately be issued. The grant date fair value of the awards granted was established as follows: (i) TSR-based portion of the awards – using the Monte Carlo simulation model and (ii) ROIC- or EBIT-based portion of the awards – based on the closing price of the

Company’s common stock reduced for the present value of any dividends expected to be paid on such common stock during the three-year service period, as these contingently issuable PSUs do not accrue dividends.

The Company also granted contingently issuable PSUs to certain of the Company’s senior executives during the first, second and third quarters of 2020, subject to a three-year performance period from the applicable grant date. For these awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which (i) 50% is based upon the Company’s absolute stock price growth during the applicable performance period and (ii) 50% is based upon the Company’s TSR during the applicable performance period relative to other companies included in the S&P 500 as of the grant date. For these awards, the Company records expense ratably over the three-year service period based on the grant date fair value of the awards regardless of whether the market condition is satisfied because the awards are subject to market conditions. The grant date fair value of the awards granted was established for each grant using the Monte Carlo simulation model. For awards granted in the first quarter of 2020, the three-year performance period ended during the first quarter of 2023 and the holders of the awards earned an aggregate of 102,000 shares, which was between target and maximum levels.

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the thirteen weeks ended April 30, 2023 and the resulting weighted average grant date fair value:

4/30/23
Weighted average risk-free interest rate	3.56%
Weighted average Company volatility	58.21%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per PSU	$120.42

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

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 7.40% in 2023 for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the thirteen weeks ended April 30, 2023 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 29, 2023	244	$84.40
Granted	122	100.44
Change due to market conditions achieved above target	35	58.35
Vested	102	58.35
Forfeited	—	—
Non-vested at April 30, 2023	299	$96.81

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirteen weeks ended April 30, 2023 and May 1, 2022:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 29, 2023	$(710.1)		$(3.0)	$(713.1)
Other comprehensive (loss) income before reclassifications	(26.5)	(1)(2)	1.4	(25.1)
Less: Amounts reclassified from AOCL	—		3.4	3.4
Other comprehensive loss	(26.5)		(2.0)	(28.5)
Balance, April 30, 2023	$(736.6)		$(5.0)	$(741.6)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, January 30, 2022	$(665.9)		$53.2	$(612.7)
Other comprehensive (loss) income before reclassifications	(81.6)	(1)(3)	24.6	(57.0)
Less: Amounts reclassified from AOCL	—		(1.2)	(1.2)
Other comprehensive (loss) income	(81.6)		25.8	(55.8)
Balance, May 1, 2022	$(747.5)		$79.0	$(668.5)

(1) Foreign currency translation adjustments included a net (loss) gain on net investment hedges of $(9.8) million and $50.2 million during the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the strengthening of the United States dollar against the Australian dollar), partially offset by a weakening of the United States dollar against the euro.

(3) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen weeks ended April 30, 2023 and May 1, 2022:

	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended
(In millions)	4/30/23	5/1/22
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$4.8	$(1.5)	Cost of goods sold
Less: Tax effect	1.4	(0.3)	Income tax expense
Total, net of tax	$3.4	$(1.2)

13. STOCKHOLDERS’ EQUITY

The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program at any time, without prior notice.

During the thirteen weeks ended May 1, 2022, the Company purchased 1.2 million shares of its common stock under the program in open market transactions for $100.2 million. The Company did not purchase any of its common stock under the program during the thirteen weeks ended April 30, 2023. As of April 30, 2023, the repurchased shares were held as treasury stock and $823.5 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs to satisfy tax withholding requirements.

14. EXIT ACTIVITY COSTS

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

(In millions)	Costs Incurred During 2022 (1)
Severance, termination benefits and other employee costs	$20.2

(1) There were no costs incurred during the thirteen weeks ended May 1, 2022.

Of the charges incurred during 2022, $4.7 million relate to SG&A expenses of the Tommy Hilfiger North America segment, $2.5 million relate to SG&A expenses of the Tommy Hilfiger International segment, $4.6 million relate to SG&A expenses of the Calvin Klein North America segment, $3.5 million relate to SG&A expenses of the Calvin Klein International segment, $2.6 million relate to SG&A expenses of the Heritage Brands Wholesale segment and $2.3 million relate to corporate SG&A expenses not allocated to any reportable segment. Please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at April 30, 2023 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/29/23	Costs Incurred During the Thirteen Weeks Ended 4/30/23	Costs Paid During the Thirteen Weeks Ended 4/30/23	Liability at 4/30/23
Severance, termination benefits and other employee costs	$13.2	$—	$3.9	$9.3

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

(In millions)	Costs Incurred During 2022 (1)
Severance, termination benefits and other employee costs	$2.1
Long-lived asset impairments	43.6
Gain on lease terminations, net of contract termination and other costs (2)	(2.7)
Total	$43.0

(1) There were no costs incurred during the thirteen weeks ended May 1, 2022.
(2) Gain on lease terminations, net of contract termination and other costs includes a $7.5 million gain related to the early termination of certain store lease agreements in Russia recorded during the fourth quarter of 2022 and $4.8 million of contract termination and other costs recorded during the second quarter of 2022.

Of the charges incurred during 2022, $31.6 million relate to SG&A expenses of the Tommy Hilfiger International segment and $11.4 million relate to SG&A expenses of the Calvin Klein International segment. Please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at April 30, 2023 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/29/23	Costs Incurred During the Thirteen Weeks Ended 4/30/23	Costs Paid During the Thirteen Weeks Ended 4/30/23	Liability at 4/30/23
Severance, termination benefits and other employee costs	$0.4	$—	$0.1	$0.3
Contract termination and other costs	0.5	—	—	0.5
Total	$0.9	$—	$0.1	$0.8

15. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	4/30/23	5/1/22

Net income	$136.0	$133.1

Weighted average common shares outstanding for basic net income per common share	62.7	68.0
Weighted average impact of dilutive securities	0.8	0.7
Total shares for diluted net income per common share	63.5	68.7

Basic net income per common share	$2.17	$1.96

Diluted net income per common share	$2.14	$1.94

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended
(In millions)	4/30/23	5/1/22

Weighted average potentially dilutive securities	1.0	1.0

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of April 30, 2023 and May 1, 2022 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.3 million and 0.2 million as of April 30, 2023 and May 1, 2022, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

16. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as its reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; and (v) Heritage Brands Wholesale.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers primarily in North America of (i) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; (ii) men’s underwear under the Nike brand, which is licensed; and (iii) men’s dress shirts under the Van Heusen brand, which is licensed, as well as under various other licensed brand names. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s business under various owned and licensed brand names.

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended
(In millions)	4/30/23	(1)	5/1/22	(1)
Revenue – Tommy Hilfiger North America
Net sales	$266.7		$235.5
Royalty revenue	20.3		20.8
Advertising and other revenue	4.5		5.2
Total	291.5		261.5

Revenue – Tommy Hilfiger International
Net sales	812.8		790.3
Royalty revenue	15.7		14.5
Advertising and other revenue	4.3		4.6
Total	832.8		809.4

Revenue – Calvin Klein North America
Net sales	227.7		256.9
Royalty revenue	35.7		42.2
Advertising and other revenue	10.9		14.0
Total	274.3		313.1

Revenue – Calvin Klein International
Net sales	598.3		558.6
Royalty revenue	12.8		12.3
Advertising and other revenue	2.3		2.2
Total	613.4		573.1

Revenue – Heritage Brands Wholesale
Net sales	145.6		165.3
Royalty revenue	0.2		0.2
Advertising and other revenue	0.1		0.1
Total	145.9		165.6

Total Revenue
Net sales	2,051.1		2,006.6
Royalty revenue	84.7		90.0
Advertising and other revenue	22.1		26.1
Total	$2,157.9		$2,122.7

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended
(In millions)	4/30/23	(1)	5/1/22	(1)
Wholesale net sales	$1,214.3		$1,235.3

Owned and operated retail stores	678.1		618.7
Owned and operated digital commerce sites	158.7		152.6
Retail net sales	836.8		771.3
Net sales	2,051.1		2,006.6

Royalty revenue	84.7		90.0
Advertising and other revenue	22.1		26.1
Total	$2,157.9		$2,122.7

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended
(In millions)	4/30/23	(1)	5/1/22	(1)
Income (loss) before interest and taxes – Tommy Hilfiger North America	$2.3		$(13.0)

Income before interest and taxes – Tommy Hilfiger International	126.3		139.4

Income before interest and taxes – Calvin Klein North America	2.2		11.7

Income before interest and taxes – Calvin Klein International	100.4		97.1

Income before interest and taxes – Heritage Brands Wholesale	15.0		16.8

Loss before interest and taxes – Corporate(2)	(47.4)		(41.7)
Income before interest and taxes	$198.8		$210.3

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

Intersegment transactions, which primarily consist of transfers of inventory, are not material.

17. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issued in September 2022 an update to accounting guidance requiring disclosures that increase the transparency surrounding the use of supplier finance programs, including the key terms of the programs, and information about the obligations under these programs, including a rollforward of those obligations. The update does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of 2023 on a retrospective basis, except for the requirement to disclose rollforward information, which will be effective for the Company in the first quarter of 2024 on a prospective basis. The adoption did not have any impact on the Company’s consolidated financial statements as the guidance only pertains to financial statements footnote disclosures. Please see Note 18, “Other Comments,” for the Company’s disclosures pertaining to this update.

The FASB issued in October 2021 an update to accounting guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to their recognition and measurement. The update requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance. This generally will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree immediately before the acquisition date. Historically, such amounts were recognized by the acquirer at fair value. The Company adopted the update in the first quarter of 2023, which did not have an impact on the Company’s consolidated financial statements due to the absence of any applicable transactions. The impact on the Company’s consolidated financial statements will depend on the facts and circumstances of any future transactions.

18. OTHER COMMENTS

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen weeks ended April 30, 2023 and May 1, 2022 totaled $89.9 million and $84.8 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $44.7 million, $42.6 million and $57.2 million as of April 30, 2023, January 29, 2023 and May 1, 2022, respectively.

Supply Chain Finance Program

The Company has a voluntary supply chain finance program (the “SCF program”) administered through a third party platform that provides the Company’s inventory suppliers with the opportunity to sell their receivables due from the Company to participating financial institutions in advance of the invoice due date, at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier’s decision to sell a receivable. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the SCF program.

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $395.5 million, $506.8 million and $419.9 million of the Company’s payment obligations that were outstanding as of April 30, 2023, January 29, 2023 and May 1, 2022, respectively, to financial institutions and $555.3 million and $503.6 million had been settled through the program during the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

Guarantees

The Company has guaranteed the payment of amounts on behalf of certain parties. There have been no significant changes to the amounts guaranteed by the Company from those discussed in Note 21, “Guarantees,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reportable segments into three main businesses: (i) Tommy Hilfiger, which consists of the businesses we operate under our TOMMY HILFIGER trademarks; (ii) Calvin Klein, which consists of the businesses we operate under our Calvin Klein trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Warner’s, Olga and True&Co. trademarks, the Van Heusen and Nike trademarks, which we license for certain product categories, and other licensed trademarks. References to brand names are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in the immediately preceding item of this report.

We are one of the largest global apparel companies in the world with a history going back over 140 years and have been listed on the New York Stock Exchange for over 100 years. We manage a portfolio of iconic brands, including TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen and Nike, which we license for certain product categories, and other owned and licensed brands. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer differentiated products to a broad range of consumers, reducing our reliance on any one demographic group, product category, price point, distribution channel or region. We also license the use of our trademarks to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

Our revenue was $9.0 billion in 2022, of which over 65% was generated outside of the United States. Our global iconic brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue.

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

RESULTS OF OPERATIONS

War in Ukraine

As a result of the war in Ukraine, we announced in March 2022 that we were temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, we made the decision to exit from our Russia business, including the closure of our retail stores in Russia and the cessation of our wholesale operations in Russia and Belarus. Additionally, while we have no direct operations in Ukraine, virtually all of our wholesale customers and franchisees in Ukraine have been impacted, which has resulted in a reduction in shipments to these customers and canceled orders.

We recorded net pre-tax costs of $43 million in 2022 in connection with our decision to exit from the Russia business, consisting of (i) $44 million of noncash asset impairments, (ii) $5 million of contract termination and other costs and (iii) $2 million of severance, partially offset by an $8 million gain related to the early termination of certain store lease agreements in Russia, of which $50 million of pre-tax costs were incurred in the second quarter of 2022 and the pre-tax gain of $8 million was recorded in the fourth quarter of 2022. Please see Note 14, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

The war also led to, and may lead to further, broader macroeconomic implications, including for a significant portion of 2022, the weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending. There is uncertainty regarding the extent to which the war and its broader macroeconomic implications, including the potential impacts on the broader European market, will impact our business, financial condition and results of operations for the remainder of 2023.

Inflationary Pressures

Inflationary pressures negatively impacted our revenue and earnings in 2022 and have continued into the first quarter of 2023, including (i) increased labor and product costs and (ii) beginning late in the second quarter of 2022, a slowdown in consumer demand for apparel and related products. We implemented price increases in certain regions and for certain product categories beginning in the first quarter of 2022, and more extensively in the second half of 2022, to mitigate the higher costs. However, the slowdown in consumer demand also resulted in an increased promotional environment in 2022 and in the first quarter of 2023, as consumers reduced discretionary spend and certain wholesale customers have taken a more cautious approach, particularly in North America and to a lesser extent in Europe. We expect inflationary pressures to continue to negatively impact our revenue and earnings for the remainder of 2023, although to a lesser extent than in 2022 as ocean freight rates have declined and raw material costs are expected to ease throughout the year.

COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on our business, results of operations, financial condition and cash flows from operations during 2022. The pandemic did not have a significant impact on us in the first quarter of 2023 and is not expected to have a significant impact on us for the remainder of the year.

Strict lockdowns in China during 2022 resulted in extensive temporary store closures and significant reductions in consumer traffic and purchasing, as well as impacted certain warehouses, which resulted in the temporary pause of deliveries to our wholesale customers and from our digital commerce businesses in the first half of 2022. COVID-related restrictions in China were lifted at the end of the fourth quarter of 2022.

In addition, our North America stores have been challenged by the significant decrease in international tourists coming to the United States since the onset of the pandemic. While the impact has continuously improved since 2020, we expect international tourists shopping in our stores in 2023 will continue to be below 2019 levels. Stores located in international tourist destinations had historically represented a significant portion of this business.

In addition, pandemic-related supply chain and logistics disruptions have impacted our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries delayed product orders during the first half of 2022, and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions impacted our inventory levels, including in-transit goods, and our sales volumes. We incurred higher air freight and other logistics costs in the first half of 2022 in connection with these disruptions. To mitigate the supply chain and logistics disruptions, we increased our core product inventory levels. These impacts significantly improved in the second half of 2022.

Outlook Uncertainty due to War in Ukraine and Inflation

There continues to be uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and foreign currency volatility. Our 2023 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2023 may be subject to significant material change based on changes in these and other factors.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,500 Company-operated free-standing store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,500 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide, under our TOMMY HILFIGER and Calvin Klein trademarks. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as the following reportable segments:

(i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; and (v) Heritage Brands Wholesale.

The following actions, transactions and events, in addition to the exit from our Russia business discussed above, have impacted our results of operations and the comparability among the periods, including our full year 2023 expectations as compared to the full year 2022, as discussed below:

•We recorded a pre-tax noncash goodwill impairment charge of $417 million in the third quarter of 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven by a significant increase in discount rates as a result of then-current economic conditions. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion.

•We announced in August 2022 plans to reduce people costs in our global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement (the “2022 cost savings initiative”), which is expected to result in annual cost savings of approximately $100 million, net of continued strategic people investments. We recorded pre-tax costs of $20 million during 2022, consisting of severance related to initial actions taken under the plans. We expect to incur additional costs in 2023 in connection with the 2022 cost savings initiative, however the additional costs are not known at this time. Please see Note 14, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We completed the sale of our approximately 8% economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III Apparel Group, Ltd. (“G-III”) on May 31, 2022 for approximately $20 million in cash, subject to customary adjustments, with $1 million of the proceeds held in escrow (the “Karl Lagerfeld transaction”). We recorded a pre-tax gain of $16 million in the second quarter of 2022 in connection with the transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion.

We also announced in November 2022 that we extended most of our licensing agreements with G-III for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations from the end of 2023 through 2027. Upon expiration, we intend to bring most of the licensed product categories in-house and directly operate these businesses. We do not expect the license expirations at the end of 2023 will have a significant impact on our results of operations or financial condition in 2023.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 65% of our 2022 revenue was subject to foreign currency translation. The United States dollar strengthened against the euro, which is the foreign currency in which we transact the most business, as well as against most major currencies, during the first nine months of 2022, but then began to weaken in the fourth quarter of 2022. The United States dollar continued to weaken against the euro in the first quarter of 2023 and into the second quarter of 2023. We currently expect our 2023 revenue and net income to increase by approximately $70 million and $10 million, respectively, due to the impact of foreign currency translation.

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

We conduct business in Turkey where the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during the thirteen weeks ended April 30, 2023. As of April 30, 2023, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

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

Due to the above seasonal factors, our results of operations for the thirteen weeks ended April 30, 2023 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended April 30, 2023 Compared With Thirteen Weeks Ended May 1, 2022

Total Revenue

Total revenue in the first quarter of 2023 was $2.158 billion as compared to $2.123 billion in the first quarter of the prior year. The increase in revenue of $35 million, or 2%, included a 3% negative impact of foreign currency translation and was due principally to the net effect of the following items:

•The addition of an aggregate $53 million of revenue, or a 5% increase compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $32 million, or 3%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 3% (including a 4% negative foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 11%.

•The net addition of an aggregate $2 million of revenue, or relatively flat compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $27 million, or 3%, related to foreign currency translation. Calvin Klein International segment revenue increased 7% (including a 4% negative foreign currency impact). Revenue in our Calvin Klein North America segment decreased 12%, as an increase in revenue through its direct-to-consumer distribution channel was more than offset by a decrease in revenue through the wholesale distribution channel.

•The reduction of $20 million of revenue, or a 12% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment.

Our revenue through our direct-to-consumer distribution channel in the first quarter of 2023 increased 8%, including a 4% negative foreign currency impact. Sales through our directly operated digital commerce businesses increased 4%, including a

4% negative foreign currency impact. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, was approximately 20% of total revenue. Our revenue through our wholesale distribution channel decreased 2% in the first quarter of 2023, inclusive of a 3% negative foreign currency impact.

We currently expect revenue for the full year 2023 to increase approximately 3% to 4% compared to 2022, inclusive of the positive impacts of approximately 1% related to foreign currency translation and less than 1% related to the 53rd week in 2023.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs, and inspection costs. Also included as cost of goods sold are the amounts recognized on foreign currency forward exchange contracts as the underlying inventory hedged by such forward exchange contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative (“SG&A”) expenses. All of our royalty, advertising and other revenue from licensing the use of our trademarks is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

Gross profit in the first quarter of 2023 was $1.250 billion, or 57.9% of total revenue, as compared to $1.239 billion, or 58.4% of total revenue, in the first quarter of the prior year. The 50 basis point decrease was primarily driven by (i) higher product costs as a result of inflationary pressures as compared to the prior year period and (ii) an approximately 150 basis point decline due to the unfavorable impact of the stronger United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward exchange contracts 12 months in advance of the related inventory purchases, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold. These decreases were partially offset by (i) price increases that were implemented in certain regions and for certain product categories during 2022, (ii) lower freight and other logistics costs as compared to the prior year period, (iii) the impact of a change in the revenue mix between our International and North America segments, as our International segments revenue was a larger proportion and these segments carry higher gross margins, and (iv) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher gross margins.

We currently expect that gross margin for the full year 2023 will increase by approximately 120 basis points as compared to 2022. Our expectation for 2023 includes increases primarily as a result of (i) more full price selling and promotional activity at lower overall discount levels, (ii) an approximately 100 basis point favorable impact due to lower freight and other logistics costs as compared to the prior year, (iii) the annualization of price increases that were implemented during 2022 in certain regions and for certain product categories, and (iv) an approximately 100 basis point favorable impact due to the combination of (a) a change in the revenue mix between our International and North America segments as compared to 2022, as our International segments revenue is expected to be a larger proportion in 2023 than in 2022 and generally carries higher gross margins and (b) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2023 than in 2022 and generally carries higher gross margins. These increases are expected to be partially offset by (i) the approximately 100 basis point decline due to the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars as discussed above and (ii) the higher product costs we expect to incur as a result of inflationary pressures, particularly in the first half of the year.

SG&A Expenses

SG&A expenses in the first quarter of 2023 were $1.064 billion, or 49.3% of total revenue, as compared to $1.039 billion, or 49.0% of total revenue, in the first quarter of the prior year. The 30 basis point increase was due to (i) the impact of a change in the revenue mix between our International and North America segments, as our International segments revenue was a larger proportion and these segments carry higher SG&A expenses as percentages of total revenue and (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher SG&A expenses as a percentage of total revenue partially offset by cost efficiencies across the business as we take a disciplined approach to managing expenses while making strategic investments to fuel growth.

We currently expect that SG&A expenses as a percentage of revenue for the full year 2023 will decrease slightly as compared to 2022. Our expectation for 2023 includes decreases primarily as a result of (i) the favorable impact of the 2022 cost savings initiative and (ii) the absence in 2023 of costs incurred in 2022 in connection with the exit from our Russia business. These decreases are expected to be partially offset by (i) the impact of the change in the revenue mix between our International and North America segments as compared to 2022, as our International segments revenue are expected to be a larger proportion in 2023 than in 2022 and generally carries higher SG&A expenses as percentages of total revenue, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2023 than in 2022 and generally carries higher SG&A expenses as a percentage of total revenue and (iii) an approximately 50 basis point impact due to an increased level of marketing spend as a percentage of revenue to drive growth in line with the PVH+ Plan.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the first quarter of 2023 was $1 million as compared to $4 million in the first quarter of the prior year. Please see Note 6, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for the full year 2023 will be approximately $3 million. However, our expectation of 2023 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2023. We may record a significant actuarial gain or loss in 2023 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2023 non-service related pension and postretirement income may be significantly different than our projections.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $12 million in the first quarter of 2023 as compared to $7 million in the first quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and other owned and licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and other owned and licensed trademarks in the United States and Canada and (v) our investment in Karl Lagerfeld prior to the closing of the Karl Lagerfeld transaction in the second quarter of 2022. The equity in net income of unconsolidated affiliates for the first quarter of 2023 increased as compared to the prior year period primarily due to an increase in income attributable to our joint venture in Mexico. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2023 will decrease as compared to 2022 due to the absence in 2023 of the $16 million pre-tax gain that we recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction.

Interest Expense, Net

Interest expense, net of $22 million was flat as compared to the first quarter of the prior year.

Interest expense, net for the full year 2023 is currently expected to be approximately $100 million compared to $83 million in 2022 primarily due to an increase in interest rates as compared to 2022.

Income Taxes

Our effective income tax rate for the first quarter of 2023 was 23.1% compared to 29.4% in the first quarter of the prior year. The decrease in the effective income tax rate was primarily due to the favorable resolution of uncertain tax positions and a change in the mix of international and domestic pre-tax results.

We currently expect that our effective income tax rate for the full year 2023 will be approximately 24%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at April 30, 2023 was $374 million, a decrease of $177 million from the $551 million at January 29, 2023. We ended the first quarter of 2023 with approximately $1.4 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2023 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) mandatory long-term debt repayments of approximately $112 million, subject to exchange rate fluctuations, and (ii) expected common stock repurchases under the stock repurchase program of at least $200 million. There continues to be uncertainty with respect to the impacts of inflationary pressures globally and, as such, our cash flows for the remainder of 2023 may be subject to material significant change, including as a result of elevated inventory levels that we have experienced and may continue to experience, due to lower consumer demand and elevated inventory levels industry-wide.

As of April 30, 2023, $254 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States. However, if management decides at a later date to repatriate these earnings to the United States, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and United States state income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash used by operating activities was $75 million in the first quarter of 2023 compared to $303 million in the first quarter of 2022. The decrease in cash used by operating activities as compared to the prior year period was primarily driven by changes in our working capital, including (a) a reduction in inventories in the current year period from the elevated levels of inventory we experienced in the second half of 2022 and (b) an increase in inventories during the prior year period as we were building back from lean inventory levels in 2021. Our cash flows from operations have been impacted by supply chain and logistics disruptions and have been and may continue to be impacted by lower consumer demand as a result of inflationary pressures, particularly in North America and to a lesser extent in Europe. In an effort to mitigate these impacts, we have been and continue to be focused on working capital management.

Supply Chain Finance Program

We have a voluntary supply chain finance program (the “SCF program”) administered through a third party platform that provides our inventory suppliers with the opportunity to sell their receivables due from us to participating financial institutions in advance of the invoice due date, at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreements between the suppliers and the financial institutions and have no economic interest in a supplier’s decision to sell a receivable. Our payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the SCF program. Please see Note 18, “Other Comments,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of our SCF program.

Investments in Unconsolidated Affiliates

We received dividends of $15 million and $16 million from our investments in unconsolidated affiliates during the first quarters of 2023 and 2022, respectively. These dividends are included in our net cash used by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Capital Expenditures

Our capital expenditures in the first quarter of 2023 were $58 million compared to $52 million in the first quarter of 2022. We currently expect that capital expenditures for the full year 2023 will be approximately $350 million as compared to $290 million in 2022 and will primarily consist of (i) investments in (a) new stores and store renovations, (b) our information technology infrastructure worldwide, including information security and (c) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (ii) enhancements to our warehouse and distribution network in Europe and North America.

Dividends

Cash dividends paid on our common stock totaled $2 million and $3 million during the first quarters of 2023 and 2022, respectively.

We currently project that cash dividends paid on our common stock in 2023 will be approximately $10 million based on our current dividend rate, the number of shares of our common stock outstanding as of April 30, 2023, our estimate of stock to be issued during 2023 under our stock incentive plans and our estimate of stock repurchases for the remainder of 2023.

Acquisition of Treasury Shares

The Board of Directors has authorized over time beginning in 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

During the first quarter of 2022, we purchased 1.2 million shares of our common stock under the program in open market transactions for $100 million. We did not purchase any of our common stock under the program during the first quarter of 2023. Purchases of $6 million that were accrued for in our Consolidated Balance Sheet as of January 30, 2022 were paid in the first quarter of 2022. As of April 30, 2023, the repurchased shares were held as treasury stock and $824 million of the authorization remained available for future share repurchases.

We currently expect common stock repurchases under the stock repurchase program of at least $200 million for the full year 2023.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	4/30/23	1/29/23	5/1/22
Short-term borrowings	$17	$46	$16
Current portion of long-term debt	112	112	36
Finance lease obligations	13	12	11
Long-term debt	2,193	2,177	2,217
Stockholders’ equity	5,126	5,013	5,269

In addition, we had $374 million, $551 million and $749 million of cash and cash equivalents as of April 30, 2023, January 29, 2023 and May 1, 2022, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of April 30, 2023. We also had no revolving borrowings outstanding under the 2019 facilities (as defined below) as of May 1, 2022.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $195 million based on exchange rates in effect on April 30, 2023 and are utilized primarily to fund working capital needs. We had $17 million outstanding under these facilities as of April 30, 2023. The weighted average interest rate on funds borrowed as of April 30, 2023 was 0.17%.

Commercial Paper

We have the ability to issue, from time to time, unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of April 30, 2023.

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $1 million in each of the first quarters of 2023 and 2022.

2022 Senior Unsecured Credit Facilities

On December 9, 2022, we entered into new senior unsecured credit facilities (the “2022 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2019 facilities (as defined below), as well as the related debt issuance costs.

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

We had loans outstanding of $479 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility as of April 30, 2023.

We made payments of $3 million on our term loan under the 2022 facilities during the first quarter of 2023. We made payments of $7 million on our term loan under the 2019 facilities during the first quarter of 2022. We expect to make long-term debt repayments of approximately $112 million during 2023.

2019 Senior Unsecured Credit Facilities

On April 29, 2019, we entered into senior unsecured credit facilities (as amended, the “2019 facilities”). We replaced the 2019 facilities with the 2022 facilities on December 9, 2022 as discussed above in the section entitled “2022 Senior Unsecured Credit Facilities.” The 2019 facilities included a €500 million euro-denominated Term Loan A facility, of which €441 million was outstanding as of the date it was replaced, and senior unsecured revolving credit facilities.

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of April 30, 2023, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of April 30, 2023, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments for the remainder of 2023 through 2028.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion of our debt.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2023. During the first quarter of 2023, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 29, 2023.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of April 30, 2023 primarily include cash and cash equivalents, short-term borrowings, long-term debt and foreign currency forward exchange contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of April 30, 2023. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at April 30, 2023, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.4 million annually. Borrowings under the 2022 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2022 facilities expose us to market risk for changes in interest rates. As of April 30, 2023, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million, annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Over 65% of our $9.0 billion of revenue in 2022 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

We currently expect our 2023 revenue and net income to increase by approximately $70 million and $10 million, respectively, due to the impact of foreign currency translation.

During the thirteen weeks ended April 30, 2023, we recognized unfavorable foreign currency translation adjustments of $17 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the strengthening of the United States dollar against the Australian dollar of 7% since January 29, 2023), partially offset by a weakening of the United States dollar against the euro of 1% since January 29, 2023. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 40% of our $5.6 billion total goodwill and other intangible assets as of April 30, 2023. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward exchange contracts outstanding at April 30, 2023, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $115 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

We conduct business in Turkey where the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during thirteen weeks ended April 30, 2023. As of April 30, 2023, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

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

We are currently undertaking a major multi-year SAP S/4 implementation to upgrade our platforms and systems worldwide. The implementation is occurring in phases over multiple years. We successfully launched the Global Finance functionality on the SAP S/4 platform in Asia and North America in the first quarter of 2020 and the commercial functionality on the SAP S/4 platform for certain businesses in North America in the third quarter of 2021 and for certain businesses in Asia in the first quarter of 2023.

As a result of this multi-year implementation, we have made certain changes to our processes and procedures, including as a result of the functionality launched to date, which have resulted in changes to our internal control over financial reporting. However, these changes were not material. We expect to continue to make changes as we launch the commercial functionality for additional businesses in future periods. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting for material changes as processes and procedures in the affected areas evolve. For a discussion of risks related to the implementation of new systems and hardware, please see our Information Technology risk factor “We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 29, 2023.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to certain litigations which, in management’s judgment based, in part, on the opinion of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of April 30, 2023.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 30, 2023 -
February 26, 2023	463	$83.05	—	$823,514,975
February 27, 2023 -
April 2, 2023	1,860	73.48	—	823,514,975
April 3, 2023 -
April 30, 2023	51,627	86.03	—	823,514,975
Total	53,950	$85.57	—	$823,514,975

(1) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2023 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

(2) The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

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

PVH CORP.
Registrant

Dated:	June 8, 2023	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President and Controller (Principal Accounting Officer)