Form 10-Q
period 2023-07-30
PVH CORP. /DE/
filed 2023-09-07
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	July 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of August 29, 2023 was 60,424,938.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022, and the August 2021 sale of assets of, and exit from, our Heritage Brands business to focus on our Calvin Klein and Tommy Hilfiger businesses; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the announced plan to bring in-house most of the product categories currently licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by the Company; (iv) we have significant levels of outstanding debt and borrowing capacity and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being seen globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy, may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands’ value; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; and (xviii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022
Net sales	$2,105.2	$2,031.1	$4,156.3	$4,037.7
Royalty revenue	80.1	78.3	164.8	168.3
Advertising and other revenue	21.7	22.6	43.8	48.7
Total revenue	2,207.0	2,132.0	4,364.9	4,254.7
Cost of goods sold (exclusive of depreciation and amortization)	934.7	912.5	1,842.3	1,796.5
Gross profit	1,272.3	1,219.5	2,522.6	2,458.2
Selling, general and administrative expenses	1,138.5	1,070.4	2,202.5	2,109.8
Non-service related pension and postretirement income	0.3	3.2	0.9	6.8
Equity in net income of unconsolidated affiliates	9.2	24.7	21.1	32.1
Income before interest and taxes	143.3	177.0	342.1	387.3
Interest expense	25.9	21.8	51.2	44.8
Interest income	2.3	1.5	5.6	2.7
Income before taxes	119.7	156.7	296.5	345.2
Income tax expense	25.5	41.4	66.3	96.8
Net income	$94.2	$115.3	$230.2	$248.4
Basic net income per common share	$1.52	$1.73	$3.69	$3.69
Diluted net income per common share	$1.50	$1.72	$3.65	$3.66

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022

Net income	$94.2	$115.3	$230.2	$248.4
Other comprehensive income (loss):
Foreign currency translation adjustments	21.1	(92.0)	4.4	(223.8)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax (benefit) expense of $(0.1), $1.8, $(0.5), and $10.8	0.3	5.5	(1.7)	31.3
Net (loss) gain on net investment hedges, net of tax (benefit) expense of $(1.0), $9.6, $(4.2), and $26.2	(2.9)	28.6	(12.7)	78.8
Total other comprehensive income (loss)	18.5	(57.9)	(10.0)	(113.7)
Comprehensive income	$112.7	$57.4	$220.2	$134.7

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	July 30,	January 29,	July 31,
	2023	2023	2022
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$372.8	$550.7	$699.3
Trade receivables, net of allowances for credit losses of $42.0, $42.6 and $49.1	889.2	923.7	804.6
Other receivables	20.8	21.5	32.9
Inventories, net	1,795.5	1,802.6	1,689.9
Prepaid expenses	256.0	209.2	207.4
Other	79.8	72.7	150.3
Total Current Assets	3,414.1	3,580.4	3,584.4
Property, Plant and Equipment, net	876.0	904.0	842.0
Operating Lease Right-of-Use Assets	1,291.2	1,295.7	1,230.3
Goodwill	2,354.7	2,359.0	2,694.5
Tradenames	2,713.1	2,701.1	2,647.7
Other Intangibles, net	518.7	548.8	555.3
Other Assets, including deferred taxes of $24.1, $33.8 and $42.0	374.6	379.3	368.1
Total Assets	$11,542.4	$11,768.3	$11,922.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,242.9	$1,327.4	$1,359.0
Accrued expenses	773.6	874.0	844.9
Deferred revenue	74.4	54.3	54.0
Current portion of operating lease liabilities	328.6	353.7	348.2
Short-term borrowings	15.2	46.2	12.2
Current portion of long-term debt	688.9	111.9	38.2
Total Current Liabilities	3,123.6	2,767.5	2,656.5
Long-Term Portion of Operating Lease Liabilities	1,136.9	1,140.0	1,114.2
Long-Term Debt	1,619.6	2,177.0	2,155.5
Other Liabilities, including deferred taxes of $321.3, $357.5 and $378.2	624.7	671.1	789.7
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 88,161,386; 87,641,611 and 87,509,778 shares issued	88.2	87.6	87.5
Additional paid-in capital - common stock	3,271.4	3,244.5	3,220.9
Retained earnings	4,978.5	4,753.1	4,806.0
Accumulated other comprehensive loss	(723.1)	(713.1)	(726.4)
Less: 27,481,695; 24,932,374 and 21,906,203 shares of common stock held in treasury, at cost	(2,577.4)	(2,359.4)	(2,181.6)
Total Stockholders’ Equity	5,037.6	5,012.7	5,206.4
Total Liabilities and Stockholders’ Equity	$11,542.4	$11,768.3	$11,922.3

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$230.2	$248.4
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	147.8	152.2
Equity in net income of unconsolidated affiliates	(21.1)	(32.1)
Deferred taxes	(22.1)	(13.5)
Stock-based compensation expense	27.4	22.8
Impairment of other long-lived assets	—	43.6
Changes in operating assets and liabilities:
Trade receivables, net	36.2	(99.2)
Other receivables	0.9	(13.3)
Inventories, net	1.2	(415.9)
Accounts payable, accrued expenses and deferred revenue	(153.0)	8.8
Prepaid expenses	(45.9)	(46.0)
Other, net	(5.4)	(18.9)
Net cash provided (used) by operating activities	196.2	(163.1)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(115.9)	(108.7)
Proceeds from sale of Karl Lagerfeld investment	—	19.1
Purchases of investments held in rabbi trust	(2.4)	(5.7)
Proceeds from investments held in rabbi trust	0.9	0.6
Net cash used by investing activities	(117.4)	(94.7)
FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowings	(28.8)	3.0
Repayment of 2022 facilities	(6.0)	—
Repayment of 2019 facilities	—	(13.4)
Net proceeds from settlement of awards under stock plans	0.1	0.1
Cash dividends	(4.8)	(5.2)
Acquisition of treasury shares	(214.2)	(237.7)
Payments of finance lease liabilities	(2.5)	(2.2)
Net cash used by financing activities	(256.2)	(255.4)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(30.0)
Decrease in cash and cash equivalents	(177.9)	(543.2)
Cash and cash equivalents at beginning of period	550.7	1,242.5
Cash and cash equivalents at end of period	$372.8	$699.3

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Unaudited
(In millions, except share and per share data)

	Twenty-Six Weeks Ended July 31, 2022
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 30, 2022	$—	87,107,155	$87.1	$3,198.4	$4,562.8	$(612.7)	$(1,946.8)	$5,288.8
Net income					133.1			133.1
Foreign currency translation adjustments						(131.8)		(131.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $9.0						25.8		25.8
Net gain on net investment hedges, net of tax expense of $16.6						50.2		50.2
Comprehensive income								77.3
Settlement of awards under stock plans		157,495	0.2	(0.1)				0.1
Stock-based compensation expense				10.1				10.1
Dividends declared ($0.0375 per common share)					(2.6)			(2.6)
Acquisition of 1,264,730 treasury shares							(105.2)	(105.2)
May 1, 2022	$—	87,264,650	$87.3	$3,208.4	$4,693.3	$(668.5)	$(2,052.0)	$5,268.5
Net income					115.3			115.3
Foreign currency translation adjustments						(92.0)		(92.0)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.8						5.5		5.5
Net gain on net investment hedges, net of tax expense of $9.6						28.6		28.6
Comprehensive income								57.4
Settlement of awards under stock plans		245,128	0.2	(0.2)				—
Stock-based compensation expense				12.7				12.7
Dividends declared ($0.0375 per common share)					(2.6)			(2.6)
Acquisition of 2,068,991 treasury shares							(129.6)	(129.6)
July 31, 2022	$—	87,509,778	$87.5	$3,220.9	$4,806.0	$(726.4)	$(2,181.6)	$5,206.4

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Unaudited
(In millions, except share and per share data)

	Twenty-Six Weeks Ended July 30, 2023
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 29, 2023	$—	87,641,611	$87.6	$3,244.5	$4,753.1	$(713.1)	$(2,359.4)	$5,012.7
Net income					136.0			136.0
Foreign currency translation adjustments						(16.7)		(16.7)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $0.4						(2.0)		(2.0)
Net loss on net investment hedges, net of tax benefit of $3.2						(9.8)		(9.8)
Comprehensive income								107.5
Settlement of awards under stock plans		132,809	0.2	(0.1)				0.1
Stock-based compensation expense				13.1				13.1
Dividends declared ($0.0375 per common share)					(2.4)			(2.4)
Acquisition of 53,950 treasury shares							(4.6)	(4.6)
April 30, 2023	$—	87,774,420	$87.8	$3,257.5	$4,886.7	$(741.6)	$(2,364.0)	$5,126.4
Net income					94.2			94.2
Foreign currency translation adjustments						21.1		21.1
Net unrealized and realized gain related to effective cash flow hedges, net of tax benefit of $0.1						0.3		0.3
Net loss on net investment hedges, net of tax benefit of $1.0						(2.9)		(2.9)
Comprehensive income								112.7
Settlement of awards under stock plans		386,966	0.4	(0.4)				—
Stock-based compensation expense				14.3				14.3
Dividends declared ($0.0375 per common share)					(2.4)			(2.4)
Acquisition of 2,495,371 treasury shares, including excise taxes of $1.7							(213.4)	(213.4)
July 30, 2023	$—	88,161,386	$88.2	$3,271.4	$4,978.5	$(723.1)	$(2,577.4)	$5,037.6

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

Since the first day of the second quarter of 2022, the Company has been accounting for its operations in Turkey as highly inflationary, as the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. Accordingly, the Company has changed the functional currency of its subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on the Company’s results of operations during the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022. As of July 30, 2023 and July 31, 2022, net monetary assets denominated in Turkish lira represented less than 1% of the Company’s total net assets.

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

The results of operations for the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

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

COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations during 2022. The pandemic did not have a significant impact on the Company in the first half of 2023.

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

In addition, the Company’s North America stores have been challenged by the significant decrease in international tourists coming to the United States since the onset of the pandemic. Stores located in international tourist destinations had represented a significant portion of the North America retail business prior to the pandemic.

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
Performance Obligations Under License Agreements
As of July 30, 2023, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $904.7 million, of which the Company expects to recognize $142.8 million as revenue during the remainder of 2023, $259.7 million in 2024 and $502.2 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.

Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the twenty-six weeks ended July 30, 2023 and July 31, 2022 were as follows:

	Twenty-Six Weeks Ended
(In millions)	7/30/23	7/31/22
Deferred revenue balance at beginning of period	$54.3	$44.9
Net additions to deferred revenue during the period	62.4	45.4
Reductions in deferred revenue for revenue recognized during the period (1)	(42.3)	(36.3)
Deferred revenue balance at end of period	$74.4	$54.0

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $2.8 million and $4.0 million of revenue recognized during the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $10.8 million, $12.1 million and $13.3 million as of July 30, 2023, January 29, 2023 and July 31, 2022, respectively.

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

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $195.8 million, $190.2 million and $164.9 million as of July 30, 2023, January 29, 2023 and July 31, 2022, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $30.1 million and $16.2 million from these investments during the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.

The Company completed the sale of its economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III Apparel Group, Ltd. (the “Karl Lagerfeld transaction”) on May 31, 2022 for approximately $20.5 million in cash, subject to customary adjustments, of which $19.1 million was received during the second quarter of 2022 and $1.4 million is being held in escrow and subject to exchange rate fluctuation. The carrying value of the Company’s investment in Karl Lagerfeld was $1.0 million immediately prior to the completion of the sale.

In connection with the closing of the Karl Lagerfeld transaction, the Company recorded a pre-tax gain of $16.1 million during the second quarter of 2022, which reflected (i) the excess of the proceeds over the carrying value of the Karl Lagerfeld investment, less (ii) $3.4 million of foreign currency translation adjustment losses previously recorded in accumulated other comprehensive loss. The gain was included in equity in net income of unconsolidated affiliates in the Company’s Consolidated Statement of Operations and recorded in corporate expenses not allocated to any reportable segments, consistent with how the Company has historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld.

Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion of the Karl Lagerfeld investment.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the twenty-six weeks ended July 30, 2023, by segment (please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Total
Balance as of January 29, 2023
Goodwill, gross	$781.8	$885.0	$203.0	$1,587.6	$105.0	$3,562.4
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(105.0)	(1,203.4)
Goodwill, net	331.9	413.7	25.8	1,587.6	—	2,359.0
Currency translation	—	(3.2)	—	(1.1)	—	(4.3)
Balance as of July 30, 2023
Goodwill, gross	781.8	881.8	203.0	1,586.5	105.0	3,558.1
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(105.0)	(1,203.4)
Goodwill, net	$331.9	$410.5	$25.8	$1,586.5	$—	$2,354.7

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

There have been no significant events or changes in circumstances during the twenty-six weeks ended July 30, 2023 that would indicate the remaining carrying amount of the Company’s goodwill and other intangible assets may be impaired as of July 30, 2023.

6. RETIREMENT AND BENEFIT PLANS

The Company, as of July 30, 2023, has two noncontributory qualified defined benefit pension plans. These plans cover substantially all employees resident in the United States hired prior to January 1, 2022 who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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
–A plan for certain employees resident in the United States hired prior to January 1, 2022 who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon or after employment termination or retirement, according to their distribution election.

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/30/23	7/31/22	7/30/23	7/31/22

Service cost	$5.8	$7.7	$10.8	$15.7
Interest cost	7.4	6.4	14.6	12.7
Expected return on plan assets	(8.4)	(10.4)	(16.9)	(20.9)
Total	$4.8	$3.7	$8.5	$7.5

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/30/23	7/31/22	7/30/23	7/31/22

Service cost	$0.4	$0.7	$0.8	$1.3
Interest cost	0.7	0.8	1.4	1.4
Total	$1.1	$1.5	$2.2	$2.7

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022.

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

7. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of July 30, 2023. The Company also had no revolving borrowings outstanding under its 2019 facilities (as defined below) as of July 31, 2022.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $220.9 million based on exchange rates in effect on July 30, 2023 and are utilized primarily to fund working capital needs. The Company had $15.2 million outstanding under these facilities as of July 30, 2023. The weighted average interest rate on funds borrowed as of July 30, 2023 was 0.19%.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of July 30, 2023.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	7/30/23	1/29/23	7/31/22

Senior unsecured Term Loan A facility due 2027 (1)(2)	$477.3	$476.6	$—
Senior unsecured Term Loan A facility due 2024 (2)	—	—	457.8
7 3/4% debentures due 2023	100.0	99.9	99.9
3 5/8% senior unsecured euro notes due 2024 (2)	576.8	568.1	532.5
4 5/8% senior unsecured notes due 2025	497.6	497.0	496.4
3 1/8% senior unsecured euro notes due 2027 (2)	656.8	647.3	607.1
Total	2,308.5	2,288.9	2,193.7
Less: Current portion of long-term debt	688.9	111.9	38.2
Long-term debt	$1,619.6	$2,177.0	$2,155.5

(1) The outstanding principal balance for the euro-denominated Term Loan A facility was €435.1 million as of July 30, 2023.

(2) The carrying amount of the euro-denominated Term Loan A facilities and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of July 30, 2023, January 29, 2023 and July 31, 2022.

The Company’s mandatory long-term debt repayments for the remainder of 2023 through 2028 were as follows as of July 30, 2023:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2023	$106.1
2024	590.5
2025	512.1
2026	12.1
2027	1,097.8
2028	—

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2023 through 2028 exceed the total carrying amount of the Company’s debt as of July 30, 2023 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of July 30, 2023, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company had loans outstanding of $477.3 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility as of July 30, 2023.

The Company made payments of $6.0 million on its term loan under the 2022 facilities during the twenty-six weeks ended July 30, 2023. The Company made payments of $13.4 million on its term loan under the 2019 facilities during the twenty-six weeks ended July 31, 2022.

The current applicable margin with respect to the Euro TLA facility as of July 30, 2023 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of July 30, 2023 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate (“EURIBOR”) or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of July 30, 2023, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit primarily to collateralize the Company’s insurance and lease obligations. The Company had $80.5 million of these standby letters of credit outstanding as of July 30, 2023.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion of the Company’s debt.

8. INCOME TAXES

The effective income tax rates for the thirteen weeks ended July 30, 2023 and July 31, 2022 were 21.3% and 26.4%, respectively. The effective income tax rates for the twenty-six weeks ended July 30, 2023 and July 31, 2022 were 22.4% and 28.0%, respectively. The effective income tax rates for the thirteen and twenty-six weeks ended July 30, 2023 were lower than the respective prior year periods primarily due to a change in the mix of international and domestic earnings.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,199.1 million and $1,233.6 million, respectively, as of July 30, 2023, $1,192.0 million and $1,215.4 million, respectively, as of January 29, 2023 and $1,147.8 million and $1,139.6 million, respectively, as of July 31, 2022. The Company evaluates the effectiveness of its net investment hedges at inception and at the beginning of each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	7/30/23		1/29/23		7/31/22		7/30/23		1/29/23		7/31/22
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$6.7	$—	$15.7	$0.1	$84.5	$2.5	$21.8	$1.4	$20.7	$2.2	$1.1	$0.1
Undesignated contracts:
Foreign currency forward exchange contracts	0.2	—	—	—	6.7	—	4.3	—	12.5	—	1.5	—
Total	$6.9	$—	$15.7	$0.1	$91.2	$2.5	$26.1	$1.4	$33.2	$2.2	$2.6	$0.1

The notional amount outstanding of foreign currency forward exchange contracts was $1,333.7 million at July 30, 2023. Such contracts expire principally between August 2023 and January 2025.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)

(In millions)

Thirteen Weeks Ended	7/30/23	7/31/22
Foreign currency forward exchange contracts (inventory purchases)	$5.6	$12.5
Foreign currency borrowings (net investment hedges)	(3.9)	38.2
Total	$1.7	$50.7

Twenty-Six Weeks Ended	7/30/23	7/31/22
Foreign currency forward exchange contracts (inventory purchases)	$8.0	$45.8
Foreign currency borrowings (net investment hedges)	(16.9)	105.0
Total	$(8.9)	$150.8

	Amount of Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	7/30/23	7/31/22		7/30/23	7/31/22
Foreign currency forward exchange contracts (inventory purchases)	$5.4	$5.2	Cost of goods sold	$934.7	$912.5

Twenty-Six Weeks Ended	7/30/23	7/31/22		7/30/23	7/31/22
Foreign currency forward exchange contracts (inventory purchases)	$10.2	$3.7	Cost of goods sold	$1,842.3	$1,796.5

A net loss in AOCL on foreign currency forward exchange contracts at July 30, 2023 of $4.8 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	(Loss) Gain Recognized in SG&A Expenses
Thirteen Weeks Ended	7/30/23	7/31/22
Foreign currency forward exchange contracts (1)	$(1.8)	$12.5

Twenty-Six Weeks Ended	7/30/23	7/31/22
Foreign currency forward exchange contracts (1)	$(2.8)	$26.6

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of July 30, 2023.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	7/30/23				1/29/23				7/31/22
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$6.9	N/A	$6.9	N/A	$15.8	N/A	$15.8	N/A	$93.7	N/A	$93.7
Rabbi trust assets	9.4	N/A	N/A	9.4	7.2	N/A	N/A	7.2	5.1	N/A	N/A	5.1
Total Assets	$9.4	$6.9	N/A	$16.3	$7.2	$15.8	N/A	$23.0	$5.1	$93.7	N/A	$98.8

Liabilities:
Foreign currency forward exchange contracts	N/A	$27.5	N/A	$27.5	N/A	$35.4	N/A	$35.4	N/A	$2.7	N/A	$2.7
Total Liabilities	N/A	$27.5	N/A	$27.5	N/A	$35.4	N/A	$35.4	N/A	$2.7	N/A	$2.7

The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the rabbi trust assets, which consist of investments in mutual funds, is valued at the net asset value of the funds, as determined by the closing price in the active market in which the individual fund is traded.

The Company established a rabbi trust that, beginning January 1, 2022, holds investments related to the Company’s supplemental savings plan. The rabbi trust is considered a variable interest entity and it is consolidated in the Company’s financial statements because the Company is considered the primary beneficiary of the rabbi trust. The rabbi trust assets, which generally mirror the investment elections made by eligible plan participants, were $9.4 million, $7.2 million and $5.1 million as of July 30, 2023, January 29, 2023 and July 31, 2022, respectively, and recorded in the Company’s Consolidated Balance Sheets as follows: $1.5 million and $7.9 million were included in other current assets and other assets, respectively, as of July 30, 2023, $0.7 million and $6.5 million were included in other current assets and other assets, respectively, as of January 29, 2023, and $0.1 million and $5.0 million were included in other current assets and other assets, respectively, as of July 31, 2022. The corresponding deferred compensation liability was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets as of July 30, 2023, January 29, 2023 and July 31, 2022. Unrealized gains (losses) recognized on the rabbi trust investments were immaterial during the twenty-six weeks ended July 30, 2023 and July 31, 2022.

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

The following table shows the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the twenty-six weeks ended July 31, 2022, and the total impairments recorded as a result of the remeasurement process (There were no impairments recorded during the twenty-six weeks ended July 30, 2023.):

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
7/31/22	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$—	$—	$26.4
Property, plant and equipment, net	N/A	N/A	—	—	17.2

Operating lease right-of-use assets with a carrying amount of $26.4 million and property, plant and equipment with a carrying amount of $17.2 million were written down to a fair value of zero during the twenty-six weeks ended July 31, 2022 in connection with the Company’s decision in the second quarter of 2022 to exit from its Russia business. Please see Note 14, “Exit Activity Costs,” for further discussion of the Russia business exit costs. Fair value of the Company’s operating lease right-of-use assets and property, plant and equipment were determined to be zero in line with the Company’s estimated future cash flows for the Russia business asset group.

The $43.6 million of impairment charges during the twenty-six weeks ended July 31, 2022 were included in SG&A expenses in the Company’s Consolidated Statement of Operations and recorded to the Company’s segments as follows: $33.7 million in the Tommy Hilfiger International segment and $9.9 million in the Calvin Klein International segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	7/30/23		1/29/23		7/31/22
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$372.8	$372.8	$550.7	$550.7	$699.3	$699.3
Short-term borrowings	15.2	15.2	46.2	46.2	12.2	12.2
Long-term debt (including portion classified as current)	2,308.5	2,262.2	2,288.9	2,262.3	2,193.7	2,210.9

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

11. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its Stock Incentive Plan (the “Plan”). Awards that may be granted under the Plan include, but are not limited to (i) service-based non-qualified stock options (“stock options”); (ii) service-based restricted stock units (“RSUs”); and (iii) contingently issuable performance share units (“PSUs”). Please see Note 13, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 for a detailed description of the Company’s stock-based compensation awards, including information relating to vesting terms and service, performance and market conditions, and additional information.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares for awards made before June 22, 2023 and by 1.6 shares for awards made on or after June 22, 2023.

Net income for the twenty-six weeks ended July 30, 2023 and July 31, 2022 included $27.4 million and $22.8 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $3.4 million and $3.0 million, respectively.

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the twenty-six weeks ended July 30, 2023 and the resulting weighted average grant date fair value per stock option:

7/30/23
Weighted average risk-free interest rate	3.33%
Weighted average expected stock option term (in years)	6.25
Weighted average Company volatility	50.60%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per stock option	$43.47

Stock option activity for the twenty-six weeks ended July 30, 2023 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at January 29, 2023	694	$98.08
Granted	86	83.80
Exercised	—	—
Forfeited / Expired	62	114.47
Outstanding at July 30, 2023	718	$94.95

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the twenty-six weeks ended July 30, 2023 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 29, 2023	1,325	$77.33
Granted	626	83.82
Vested	392	80.29
Forfeited	62	81.54
Non-vested at July 30, 2023	1,497	$79.10

PSUs

The Company currently has PSU awards outstanding subject to three-year performance periods from the applicable grant date. The final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period. Each outstanding award is subject to various performance and/or market conditions goals as follows:

Grant Year	Goal for 50% of the Award	Goal for 50% of the Award
2020	Company total shareholder return (“TSR”) relative to companies included in the S&P 500 as of the grant date	Company’s absolute stock price growth during a three-year performance period
2021	Company TSR relative to a pre-established group of industry peers	Company’s earnings before interest and taxes (“EBIT”) during fiscal 2021
2022	Company TSR relative to a pre-established group of industry peers	Company’s cumulative EBIT during a fiscal three-year performance period
2023	Company TSR relative to a pre-established group of industry peers	Company’s average return on invested capital (“ROIC”) during a fiscal three-year performance period

For awards granted in the first and second quarters of 2020, the applicable three-year performance periods have ended, and the holders of the awards earned an aggregate of 105,000 shares, which were between target and maximum levels.

The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the first quarter of 2023. For such awards, the Company records expense ratably over the three-year service period, with expense determined as follows: (i) TSR-based portion of the awards – based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions and (ii) ROIC-based portion of the awards – based on the grant date fair value per share and the Company’s current expectations of the probable number of shares that will ultimately be issued. The grant date fair value of the awards granted was established as follows: (i) TSR-based portion of the awards – using the Monte Carlo simulation model and (ii) ROIC-based portion of the awards – based on the closing price of the Company’s common stock reduced for the present value of any dividends expected to be paid on such common stock during the three-year service period, as these contingently issuable PSUs do not accrue dividends.

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the twenty-six weeks ended July 30, 2023 and the resulting weighted average grant date fair value:

7/30/23
Weighted average risk-free interest rate	3.56%
Weighted average Company volatility	58.21%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per PSU	$120.42

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 7.40% for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the twenty-six weeks ended July 30, 2023 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 29, 2023	244	$84.40
Granted	122	100.44
Change due to market conditions achieved above target	36	58.39
Vested	105	58.38
Forfeited	—	—
Non-vested at July 30, 2023	297	$97.00

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the twenty-six weeks ended July 30, 2023 and July 31, 2022:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 29, 2023	$(710.1)		$(3.0)	$(713.1)
Other comprehensive (loss) income before reclassifications	(8.3)	(1)	5.5	(2.8)
Less: Amounts reclassified from AOCL	—		7.2	7.2
Other comprehensive loss	(8.3)		(1.7)	(10.0)
Balance, July 30, 2023	$(718.4)		$(4.7)	$(723.1)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain on effective cash flow hedges	Total
Balance, January 30, 2022	$(665.9)		$53.2	$(612.7)
Other comprehensive (loss) income before reclassifications	(148.4)	(1)(2)	33.9	(114.5)
Less: Amounts reclassified from AOCL	(3.4)	(3)	2.6	(0.8)
Other comprehensive (loss) income	(145.0)		31.3	(113.7)
Balance, July 31, 2022	$(810.9)		$84.5	$(726.4)

(1) Foreign currency translation adjustments included a net (loss) gain on net investment hedges of $(12.7) million and $78.8 million during the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

(3) Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 4, “Investments in Unconsolidated Affiliates,” for further discussion.

The following table presents reclassifications from AOCL to earnings for the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022:

	Amount Reclassified from AOCL						Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(In millions)	7/30/23	7/31/22		7/30/23	7/31/22
Realized gain on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$5.4	$5.2		$10.2	$3.7		Cost of goods sold
Less: Tax effect	1.6	1.4		3.0	1.1		Income tax expense
Total, net of tax	$3.8	$3.8		$7.2	$2.6

Foreign currency translation adjustments:
Karl Lagerfeld transaction	$—	$(3.4)	(1)	$—	$(3.4)	(1)	Equity in net income of unconsolidated affiliates
Less: Tax effect	—	—		—	—		Income tax expense
Total, net of tax	$—	$(3.4)		$—	$(3.4)

(1) Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 4, “Investments in Unconsolidated Affiliates,” for further discussion.

13. STOCKHOLDERS’ EQUITY

The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program at any time, without prior notice. Beginning January 1, 2023, the Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During the twenty-six weeks ended July 31, 2022, the Company purchased 3.2 million shares of its common stock under the program in open market transactions for $224.4 million. During the twenty-six weeks ended July 30, 2023, the Company purchased 2.4 million shares of its common stock under the program in open market transactions for $200.2 million, excluding excise taxes of $1.7 million. As of July 30, 2023, the repurchased shares were held as treasury stock and $623.3 million of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

14. EXIT ACTIVITY COSTS

2022 Cost Savings Initiative

The Company announced in August 2022 that it would be taking steps to streamline its organization and simplify its ways of working. Included in this was a planned reduction in people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement. The Company expects these reductions will generate annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded $20.2 million of pre-tax costs during 2022 and $39.0 million of pre-tax costs during the thirteen and twenty-six weeks ended July 30, 2023 and expects to incur additional costs of approximately $21 million in the third quarter of 2023.

(In millions)	Total Costs Expected to be Incurred	Costs Incurred During the Thirteen and Twenty-Six Weeks Ended 7/30/23	Cumulative Costs Incurred (1)
Severance, termination benefits and other employee costs	$80.0	$39.0	$59.2

(1) There were no costs incurred during the thirteen and twenty-six week periods ended July 31, 2022.

Of the charges incurred during the thirteen and twenty-six weeks ended July 30, 2023, $6.4 million related to SG&A expenses of the Tommy Hilfiger North America segment, $12.3 million related to SG&A expenses of the Tommy Hilfiger International segment, $5.9 million related to SG&A expenses of the Calvin Klein North America segment, $8.5 million related to SG&A expenses of the Calvin Klein International segment, $4.6 million related to SG&A expenses of the Heritage Brands Wholesale segment and $1.3 million related to corporate SG&A expenses not allocated to any reportable segment. There were $20.2 million of charges incurred during 2022, of which $4.7 million related to SG&A expenses of the Tommy Hilfiger North America segment, $2.5 million related to SG&A expenses of the Tommy Hilfiger International segment, $4.6 million related to SG&A expenses of the Calvin Klein North America segment, $3.5 million related to SG&A expenses of the Calvin Klein International segment, $2.6 million related to SG&A expenses of the Heritage Brands Wholesale segment and $2.3 million related to corporate SG&A expenses not allocated to any reportable segment. Please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at July 30, 2023 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/29/23	Costs Incurred During the Twenty-Six Weeks Ended 7/30/23	Costs Paid During the Twenty-Six Weeks Ended 7/30/23	Liability at 7/30/23
Severance, termination benefits and other employee costs	$13.2	$39.0	$8.7	$43.5

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

(In millions)	Costs Incurred During the Thirteen and Twenty-Six Weeks Ended 7/31/22	Cumulative Net Costs Incurred
Severance, termination benefits and other employee costs	$2.1	$2.1
Long-lived asset impairments	43.6	43.6
Contract termination and other costs, net of gain on lease terminations (1)	4.8	(2.7)
Total	$50.5	$43.0

(1) Contract termination and other costs, net of gain on lease terminations includes $4.8 million of contract termination and other costs recorded during the second quarter of 2022 and a $7.5 million gain related to the early termination of certain store lease agreements in Russia recorded during the fourth quarter of 2022.

Of the costs incurred during the thirteen and twenty-six weeks ended July 31, 2022, $36.7 million relate to SG&A expenses of the Tommy Hilfiger International segment and $13.8 million relate to SG&A expenses of the Calvin Klein International segment. Of the cumulative net costs incurred during 2022, $31.6 million relate to SG&A expenses of the Tommy Hilfiger International segment and $11.4 million relate to SG&A expenses of the Calvin Klein International segment. Please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at July 30, 2023 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/29/23	Costs Incurred During the Twenty-Six Weeks Ended 7/30/23	Costs Paid During the Twenty-Six Weeks Ended 7/30/23	Liability at 7/30/23
Severance, termination benefits and other employee costs	$0.4	$—	$0.1	$0.3
Contract termination and other costs	0.5	—	0.4	0.1
Total	$0.9	$—	$0.5	$0.4

15. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions, except per share data)	7/30/23	7/31/22	7/30/23	7/31/22

Net income	$94.2	$115.3	$230.2	$248.4

Weighted average common shares outstanding for basic net income per common share	62.1	66.6	62.4	67.3
Weighted average impact of dilutive securities	0.6	0.4	0.7	0.6
Total shares for diluted net income per common share	62.7	67.0	63.1	67.9

Basic net income per common share	$1.52	$1.73	$3.69	$3.69

Diluted net income per common share	$1.50	$1.72	$3.65	$3.66

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/30/23	7/31/22	7/30/23	7/31/22

Weighted average potentially dilutive securities	0.8	1.8	0.9	1.4

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of July 30, 2023 and July 31, 2022 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.3 million and 0.4 million as of July 30, 2023 and July 31, 2022, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

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

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	7/30/23	(1)	7/31/22	(1)	7/30/23	(1)	7/31/22	(1)
Revenue – Tommy Hilfiger North America
Net sales	$297.6		$288.2		$564.3		$523.7
Royalty revenue	18.5		17.1		38.8		37.9
Advertising and other revenue	4.3		4.2		8.8		9.4
Total	320.4		309.5		611.9		571.0

Revenue – Tommy Hilfiger International
Net sales	800.2		749.5		1,613.0		1,539.8
Royalty revenue	13.9		14.9		29.6		29.4
Advertising and other revenue	4.7		4.6		9.0		9.2
Total	818.8		769.0		1,651.6		1,578.4

Revenue – Calvin Klein North America
Net sales	269.9		301.0		497.6		557.9
Royalty revenue	34.4		34.2		70.1		76.4
Advertising and other revenue	10.5		11.5		21.4		25.5
Total	314.8		346.7		589.1		659.8

Revenue – Calvin Klein International
Net sales	610.3		549.2		1,208.6		1,107.8
Royalty revenue	13.0		11.9		25.8		24.2
Advertising and other revenue	2.1		2.2		4.4		4.4
Total	625.4		563.3		1,238.8		1,136.4

Revenue – Heritage Brands Wholesale
Net sales	127.2		143.2		272.8		308.5
Royalty revenue	0.3		0.2		0.5		0.4
Advertising and other revenue	0.1		0.1		0.2		0.2
Total	127.6		143.5		273.5		309.1

Total Revenue
Net sales	2,105.2		2,031.1		4,156.3		4,037.7
Royalty revenue	80.1		78.3		164.8		168.3
Advertising and other revenue	21.7		22.6		43.8		48.7
Total	$2,207.0		$2,132.0		$4,364.9		$4,254.7

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	7/30/23	(1)	7/31/22	(1)	7/30/23	(1)	7/31/22	(1)
Wholesale net sales	$1,039.9		$1,073.8		$2,254.2		$2,309.1

Owned and operated retail stores	872.2		784.5		1,550.3		1,403.2
Owned and operated digital commerce sites	193.1		172.8		351.8		325.4
Retail net sales	1,065.3		957.3		1,902.1		1,728.6
Net sales	2,105.2		2,031.1		4,156.3		4,037.7
Royalty revenue	80.1		78.3		164.8		168.3
Advertising and other revenue	21.7		22.6		43.8		48.7
Total	$2,207.0		$2,132.0		$4,364.9		$4,254.7

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	7/30/23	(1)(3)	7/31/22	(1)	7/30/23	(1)(3)	7/31/22	(1)
Income (loss) before interest and taxes – Tommy Hilfiger North America	$13.2		$(1.9)		$15.5		$(14.9)

Income before interest and taxes – Tommy Hilfiger International	73.4		88.5	(4)	199.7		227.9	(4)

Income before interest and taxes – Calvin Klein North America	20.4		21.9		22.6		33.6

Income before interest and taxes – Calvin Klein International	80.2		78.4	(4)	180.6		175.5	(4)

Income before interest and taxes – Heritage Brands Wholesale	2.6		13.4		17.6		30.2

Loss before interest and taxes – Corporate(2)	(46.5)		(23.3)	(5)	(93.9)		(65.0)	(5)
Income before interest and taxes	$143.3		$177.0		$342.1		$387.3

(1) Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Includes corporate expenses not allocated to any reportable segments and the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld until the closing of the Karl Lagerfeld transaction on May 31, 2022. Please see Note 4, “Investments in Unconsolidated Affiliates,” for further discussion. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans (which are generally recorded in the fourth quarter).

(3) Income (loss) before interest and taxes for the thirteen and twenty-six weeks ended July 30, 2023 included costs of $39.0 million incurred related to the 2022 cost savings initiative described in Note 14, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $6.4 million in Tommy Hilfiger North America, $12.3 million in Tommy Hilfiger International, $5.9 million in Calvin Klein North America, $8.5 million in Calvin Klein International, $4.6 million in Heritage Brands Wholesale and $1.3 in corporate expenses not allocated to any reportable segments. Please see Note 14, “Exit Activity Costs,” for further discussion.

(4) Income before interest and taxes for the thirteen and twenty-six weeks ended July 31, 2022 included costs of $50.5 million incurred in connection with the Company’s decision to exit from its Russia business, principally consisting of noncash asset impairments. Such costs were included in the Company’s segments as follows: $36.7 million in Tommy Hilfiger

International and $13.8 million in Calvin Klein International. Please see Note 14, “Exit Activity Costs,” for further discussion.

(5) Loss before interest and taxes for the thirteen and twenty-six weeks ended July 31, 2022 included a gain of $16.1 million in connection with the Karl Lagerfeld transaction. Please see Note 4, “Investments in Unconsolidated Affiliates,” for further discussion.

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

18. OTHER COMMENTS

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended July 30, 2023 totaled $85.6 million and $175.5 million, respectively. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended July 31, 2022 totaled $82.0 million and $166.8 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $42.0 million, $42.6 million and $49.1 million as of July 30, 2023, January 29, 2023 and July 31, 2022, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $451.0 million, $506.8 million and $582.2 million of the Company’s payment obligations that were outstanding as of July 30, 2023, January 29, 2023 and July 31, 2022, respectively, to financial institutions and $986.7 million and $969.3 million had been settled through the program during the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.

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

We are one of the largest global apparel companies in the world, with a history going back over 140 years. We have been listed on the New York Stock Exchange for over 100 years. We manage a portfolio of iconic brands, including TOMMY HILFIGER, Calvin Klein, Warner’s, Olga and True&Co., which are owned, Van Heusen and Nike, which we license for certain product categories, and other owned and licensed brands. We also license the use of our trademarks to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

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

Inflationary Pressures

Inflationary pressures negatively impacted our revenue and earnings in 2022 and have continued through the first half of 2023, including (i) increased labor and product costs and (ii) beginning late in the second quarter of 2022, a slowdown in consumer demand for apparel and related products, as consumers reduced discretionary spend and certain wholesale customers have taken a more cautious approach, particularly in North America and to a lesser extent in Europe. We implemented price increases in certain regions and for certain product categories beginning in the first quarter of 2022, and more extensively in the second half of 2022, to mitigate the higher costs. However, the slowdown in consumer demand also resulted in an increased promotional environment in 2022 and through the first half of 2023. We expect inflationary pressures to continue to negatively impact our revenue and earnings for the remainder of 2023, although to a lesser extent than in 2022, as the decline in ocean freight rates and raw material costs are expected to benefit our gross margin as we move through the second half of the year.

COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on our business, results of operations, financial condition and cash flows from operations during 2022. The pandemic did not have a significant impact on us in the first half of 2023 and is not expected to have a significant impact on us for the remainder of the year.

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

In addition, our North America stores have been challenged by the significant decrease in international tourists coming to the United States since the onset of the pandemic. While international tourism levels have continuously improved since 2020, we expect international tourist shopping levels and sales in our stores in 2023 will continue to be below 2019 levels. Stores located in international tourist destinations had represented a significant portion of the North America retail business prior to the pandemic.

In addition, pandemic-related supply chain and logistics disruptions have impacted our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries, delayed product orders during the first half of 2022, and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions impacted our inventory levels, including in-transit goods, and our sales volumes. We incurred higher air freight and other logistics costs in the first half of 2022 in connection with these disruptions. To mitigate the supply chain and logistics disruptions, we increased our core product inventory levels. These impacts significantly improved in the second half of 2022.

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

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,400 Company-operated free-standing store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,500 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide, under our TOMMY HILFIGER and Calvin Klein trademarks. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as the following reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; and (v) Heritage Brands Wholesale.

The following actions, transactions and events, in addition to the exit from our Russia business discussed above, have impacted our results of operations and the comparability among the periods, including our full year 2023 expectations as compared to the full year 2022, as discussed below:

•We announced in August 2022 plans to reduce people costs in our global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement (the “2022 cost savings initiative”), which is expected to result in annual cost savings of over $100 million, net of continued strategic people investments. We recorded pre-tax costs of $20 million during 2022, consisting principally of severance related to initial actions taken under the plans. We recorded pre-tax costs of $39 million in the second quarter of 2023, consisting principally of severance related to additional actions taken in July 2023 and expect to incur additional pre-tax costs of approximately $21 million in the third quarter of 2023 in connection with the 2022 cost savings initiative, consisting principally of severance. Please see Note 14, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

•We completed the sale of our approximately 8% economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III Apparel Group, Ltd. (“G-III”) on May 31, 2022 for approximately $20 million in cash, subject to customary adjustments, with $1 million of the proceeds held in escrow (the “Karl Lagerfeld transaction”). We recorded a pre-tax gain of $16 million in the second quarter of 2022 in connection with the transaction. Please see Note 4, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 65% of our 2022 revenue was subject to foreign currency translation. The United States dollar strengthened against the euro, which is the foreign currency in which we transact the most business, as well as against most major currencies, during the first nine months of 2022, but then began to weaken in the fourth quarter of 2022. The United States dollar continued to weaken against the euro in the first half of 2023. We currently expect our 2023 revenue and net income to increase by approximately $70 million and $10 million, respectively, due to the impact of foreign currency translation.

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

We conduct business in Turkey where the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022. As of July 30, 2023 and July 31, 2022, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

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

Due to the above seasonal factors, our results of operations for the thirteen and twenty-six weeks ended July 30, 2023 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended July 30, 2023 Compared With Thirteen Weeks Ended July 31, 2022

Total Revenue

Total revenue in the second quarter of 2023 was $2.207 billion as compared to $2.132 billion in the second quarter of the prior year. The increase in revenue of $75 million, or 4%, included a 2% positive impact of foreign currency translation and was due principally to the net effect of the following items:

•The addition of an aggregate $61 million of revenue, or a 6% increase compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a positive impact of $23 million, or 2%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 6% (including a 3% positive foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 4%.

•The net addition of an aggregate $30 million of revenue, or a 3% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a positive impact of $10 million, or 1%, related to foreign currency translation. Calvin Klein International segment revenue increased 11% (including a 2% positive foreign currency impact). Revenue in our Calvin Klein North America segment decreased 9%, primarily driven by a decrease in revenue through the wholesale distribution channel.

•The reduction of $16 million of revenue, or an 11% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment.

Our revenue through our direct-to-consumer distribution channel in the second quarter of 2023 increased 11%, including a 1% positive foreign currency impact. Sales through our directly operated digital commerce businesses increased 12%. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, was approximately 20% of total revenue. Our revenue through our wholesale distribution channel decreased 3% in the second quarter of 2023, inclusive of a 2% positive foreign currency impact.

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

Gross profit in the second quarter of 2023 was $1.272 billion, or 57.6% of total revenue, as compared to $1.220 billion, or 57.2% of total revenue, in the second quarter of the prior year. The 40 basis point increase was primarily driven by (i) price increases that were implemented in certain regions and for certain product categories during 2022, (ii) lower freight and logistics costs as compared to the prior year period, (iii) the impact of a change in the revenue mix between our International and North America segments, as our International segments’ revenue was a larger proportion and these segments carry higher gross margins, and (iv) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher gross margins. These increases were partially offset by (i) higher product costs as a result of inflationary pressures as compared to the prior year period and (ii) an approximately 120 basis point decline due to the unfavorable impact of the stronger United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward exchange contracts 12 months in advance of the related inventory purchases, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

SG&A Expenses

SG&A expenses in the second quarter of 2023 were $1.138 billion, or 51.6% of total revenue, as compared to $1.070 billion, or 50.2% of total revenue, in the second quarter of the prior year. The 140 basis point increase was due to (i) costs incurred in the second quarter of 2023 in connection with the 2022 cost savings initiative, (ii) the impact of a change in the revenue mix between our International and North America segments, as our International segments’ revenue was a larger proportion and these segments carry higher SG&A expenses as percentages of total revenue, (iii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher SG&A expenses as a percentage of total revenue and (iv) an increase in investments to drive our strategic initiatives, including an increase in marketing. These increases were partially offset by the absence in the second quarter of 2023 of costs incurred in the second quarter of 2022 in connection with the exit from our Russia business, primarily consisting of noncash asset impairments.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the second quarter of 2023 was approximately $300,000 as compared to $3 million in the second quarter of the prior year. Please see Note 6, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $9 million in the second quarter of 2023 as compared to $25 million in the second quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and other owned and licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and other owned and licensed trademarks in the United States and Canada and (v) our investment in Karl Lagerfeld prior to the closing of the Karl Lagerfeld transaction in the second quarter of 2022. The equity in net income for the second quarter of 2023 decreased as compared to 2022 primarily due to a $16 million pre-tax net gain recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 4, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial

Statements included in Part I, Item 1 of this report for further discussion of the Karl Lagerfeld transaction. Our investments in the joint ventures are being accounted for under the equity method of accounting.

Interest Expense, Net

Interest expense, net increased to $24 million in the second quarter of 2023 from $20 million in the second quarter of the prior year, primarily due to an increase in interest rates as compared to the prior year period.

Income Taxes

The effective income tax rate for the second quarter of 2023 was 21.3% compared to 26.4% in the second quarter of the prior year. The decrease in the effective income tax rate was primarily due to a change in the mix of international and domestic earnings.

Twenty-Six Weeks Ended July 30, 2023 Compared With Twenty-Six Weeks Ended July 31, 2022

Total Revenue

Total revenue in the twenty-six weeks ended July 30, 2023 was $4.365 billion as compared to $4.255 billion in the twenty-six week period of the prior year. The increase in revenue of $110 million, or 3%, included a 1% negative impact of foreign currency translation and was due principally to the net effect of the following items:

•The addition of an aggregate $114 million of revenue, or a 5% increase compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments. Tommy Hilfiger International segment revenue increased 5%. Revenue in our Tommy Hilfiger North America segment increased 7%. The impact of foreign currency translation on our Tommy Hilfiger segments’ revenue in the period was not significant.

•The net addition of an aggregate $32 million of revenue, or a 2% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $17 million, or 1%, related to foreign currency translation. Calvin Klein International segment revenue increased 9% (including a 1% negative foreign currency impact). Revenue in our Calvin Klein North America segment decreased 11%, as an increase in revenue through its direct-to-consumer distribution channel was more than offset by a decrease in revenue through the wholesale distribution channel.

•The reduction of $36 million of revenue, or a 12% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment.

Our revenue through our direct-to-consumer distribution channel in the twenty-six weeks ended July 30, 2023 increased 10%, including a 1% negative foreign currency impact. Sales through our directly operated digital commerce businesses increased 8%, including a 1% negative foreign currency impact. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, was approximately 20% of total revenue. Our revenue through our wholesale distribution channel decreased 2% in the twenty-six weeks ended July 30, 2023.

We currently expect revenue for the full year 2023 to increase approximately 3% to 4% compared to 2022, inclusive of the positive impacts of approximately 1% related to foreign currency translation and less than 1% related to the 53rd week in 2023.

Gross Profit

Gross profit in the twenty-six weeks ended July 30, 2023 was $2.523 billion, or 57.8% of total revenue, as compared to $2.458 billion, or 57.8% of total revenue, in the twenty-six week period of the prior year. Gross profit included increases resulting from (i) price increases that were implemented in certain regions and for certain product categories during 2022, (ii) lower freight and other logistics costs as compared to the prior year period, (iii) the impact of a change in the revenue mix between our International and North America segments, as our International segments’ revenue was a larger proportion and these segments carry higher gross margins, and (iv) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher gross margins. These increases were offset by (i) higher product costs as a result of inflationary pressures as compared to the prior year period and (ii) an approximately 130 basis point decline due to the unfavorable impact of the stronger United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward exchange contracts 12 months in advance of the related inventory purchases, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

We currently expect that gross margin for the full year 2023 will increase by approximately 120 basis points as compared to 2022. Our expectation for 2023 includes increases primarily as a result of (i) more full price selling and promotional activity at lower overall discount levels, (ii) an approximately 100 basis point favorable impact due to lower freight and other logistics costs as compared to the prior year, (iii) the annualization of price increases that were implemented during 2022 in certain regions and for certain product categories, and (iv) an approximately 100 basis point favorable impact due to the combination of (a) a change in the revenue mix between our International and North America segments as compared to 2022, as our International segments’ revenue is expected to be a larger proportion in 2023 than in 2022 and generally carries higher gross margins and (b) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2023 than in 2022 and generally carries higher gross margins. These increases are expected to be partially offset by (i) the approximately 100 basis point decline due to the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars as discussed above and (ii) the higher product costs we incurred as a result of inflationary pressures in the first half of the year.

SG&A Expenses

SG&A expenses in the twenty-six weeks ended July 30, 2023 were $2.202 billion, or 50.5% of total revenue, as compared to $2.110 billion, or 49.6% of total revenue, in the twenty-six week period of the prior year. The 90 basis point increase was due to (i) costs incurred in connection with the 2022 costs savings initiative, (ii) the impact of a change in the revenue mix between our International and North America segments, as our International segments’ revenue was a larger proportion and these segments carry higher SG&A expenses as percentages of total revenue, (iii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher SG&A expenses as a percentage of total revenue and (iv) an increase in investments to drive our strategic initiatives, including an increase in marketing. These increases were partially offset by (i) the absence in 2023 of costs incurred in 2022 in connection with the exit from our Russia business primarily consisting of noncash asset impairments and (ii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

We currently expect that SG&A expenses as a percentage of revenue for the full year 2023 will increase approximately 70 basis points as compared to 2022. Our expectation for 2023 includes increases primarily as a result of (i) the impact of the change in the revenue mix between our International and North America segments as compared to 2022, as our International segments’ revenue are expected to be a larger proportion in 2023 than in 2022 and generally carries higher SG&A expenses as percentages of total revenue, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2023 than in 2022 and generally carries higher SG&A expenses as a percentage of total revenue and (iii) an approximately 50 basis point impact due to an increased level of marketing spend as a percentage of revenue to drive growth in line with the PVH+ Plan. These increases are expected to be partially offset by (i) the absence in 2023 of costs incurred in 2022 in connection with the exit from our Russia business and (ii) the net favorable impact of the 2022 cost savings initiative.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the twenty-six weeks ended July 30, 2023 was $1 million as compared to $7 million in the twenty-six week period of the prior year.

Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for the full year 2023 will be approximately $2 million. However, our expectation of 2023 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2023. We may record a significant actuarial gain or loss in 2023 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2023 non-service related pension and postretirement income may be significantly different than our projections.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $21 million in the twenty-six weeks ended July 30, 2023 as compared to $32 million in the twenty-six week period of the prior year. These amounts relate to our share of income (loss) from our unconsolidated affiliates as described in the thirteen weeks discussion above. The equity in net income for the twenty-six weeks ended July 30, 2023 decreased as compared to the prior year period primarily due to a $16 million pre-tax net gain recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction partly offset by an increase in income attributable to our joint venture in Mexico. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2023 will decrease to approximately $40 million as compared to $50 million in 2022 due to the absence in 2023 of the $16 million pre-tax gain that we recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction, partly offset by an increase in income attributable to our joint venture in Mexico and our PVH Legwear LLC joint venture.

Interest Expense, Net

Interest expense, net increased to $46 million in the twenty-six weeks ended July 30, 2023 from $42 million in the twenty-six week period of the prior year, primarily due to an increase in interest rates as compared to the prior year period.

Interest expense, net for the full year 2023 is currently expected to be approximately $100 million compared to $83 million in 2022 primarily due to an increase in interest rates as compared to 2022.

Income Taxes

The effective income tax rate for the twenty-six weeks ended July 30, 2023 was 22.4% compared to 28.0% in the twenty-six week period of the prior year. The decrease in the effective income tax rate was primarily due to a change in the mix of international and domestic earnings.

We currently expect that our effective income tax rate for the full year 2023 will be approximately 22%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at July 30, 2023 was $373 million, a decrease of $178 million from the $551 million at January 29, 2023. The change in cash and cash equivalents included the impact of $198 million of completed common stock repurchases under the stock repurchase program. We ended the second quarter of 2023 with approximately $1.4 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2023 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including (i) mandatory long-term debt repayments of approximately $112 million, subject to exchange rate fluctuations, and (ii) expected common stock repurchases under the stock repurchase program of up to $400 million. There continues to be uncertainty with respect to the impacts of inflationary pressures globally and, as such, our cash flows for the remainder of 2023 may be subject to significant change.

As of July 30, 2023, $274 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions in which we would expect to incur material tax costs upon distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $196 million in the twenty-six weeks ended July 30, 2023 compared to $163 million of cash used by operating activities in the twenty-six weeks ended July 31, 2022. The increase in cash provided by operating activities as compared to the prior year period was primarily driven by changes in our working capital, including (a) a reduction in inventories in the current year period from the elevated levels of inventory we experienced in the second half of 2022 and (b) an increase in inventories during the prior year period as we were building back from lean inventory levels in 2021. Our cash flows from operations have been impacted by supply chain and logistics disruptions and have been and may continue to be impacted by lower consumer demand as a result of inflationary pressures, particularly in North America and to a lesser extent in Europe. In an effort to mitigate these impacts, we have been and continue to be focused on working capital management.

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

Investments in Unconsolidated Affiliates

We received dividends of $30 million and $16 million from our investments in unconsolidated affiliates during the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively. These dividends are included in our net cash provided (used) by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Karl Lagerfeld Transaction

We completed the sale of our approximately 8% economic interest in Karl Lagerfeld to a subsidiary of G-III on May 31, 2022 for $20 million in cash, subject to customary adjustments, of which $19 million was received in the second quarter of 2022 and the remaining $1 million is being held in escrow and is subject to exchange rate fluctuation. Please see Note 4, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the twenty-six weeks ended July 30, 2023 were $116 million compared to $109 million in the twenty-six weeks ended July 31, 2022. We currently expect that capital expenditures for the full year 2023 will be approximately $300 million as compared to $290 million in 2022 and will primarily consist of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America.

Dividends

Cash dividends paid on our common stock totaled $5 million during each of the twenty-six weeks ended July 30, 2023 and July 31, 2022.

We currently project that cash dividends paid on our common stock in 2023 will be approximately $9 million based on our current dividend rate, the number of shares of our common stock outstanding as of July 30, 2023, our estimate of stock to be issued during 2023 under our stock incentive plans and our estimate of stock repurchases for the remainder of 2023.

Acquisition of Treasury Shares

The Board of Directors has authorized over time beginning in 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. Beginning January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During the twenty-six weeks ended July 31, 2022, we purchased 3.2 million shares of our common stock under the program in open market transactions for $224 million. During the twenty-six weeks ended July 30, 2023, we purchased 2.4 million shares of our common stock under the program in open market transactions for $200 million, excluding excise taxes of $2 million. Purchases of $6 million that were accrued for in our Consolidated Balance Sheet as of January 30, 2022 were paid in the first quarter of 2022. Purchases of $2 million were accrued for in our Consolidated Balance Sheet as of July 30, 2023. As of July 30, 2023, the repurchased shares were held as treasury stock and $623 million of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

We currently expect common stock repurchases under the stock repurchase program of up to $400 million for the full year 2023.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	7/30/23	1/29/23	7/31/22
Short-term borrowings	$15	$46	$12
Current portion of long-term debt	689	112	38
Finance lease obligations	11	12	10
Long-term debt	1,620	2,177	2,155
Stockholders’ equity	5,038	5,013	5,206

In addition, we had $373 million, $551 million and $699 million of cash and cash equivalents as of July 30, 2023, January 29, 2023 and July 31, 2022, respectively.

We expect to make long-term debt repayments of approximately $112 million during 2023.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of July 30, 2023. We also had no revolving borrowings outstanding under the 2019 facilities (as defined below) as of July 31, 2022.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $221 million based on exchange rates in effect on July 30, 2023 and are utilized primarily to fund working capital needs. We had $15 million outstanding under these facilities as of July 30, 2023. The weighted average interest rate on funds borrowed as of July 30, 2023 was 0.19%.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of July 30, 2023.

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $2 million in each of the twenty-six weeks ended July 30, 2023 and July 31, 2022.

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

We had loans outstanding of $477 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility as of July 30, 2023.

We made payments of $6 million on our term loan under the 2022 facilities during the twenty-six weeks ended July 30, 2023. We made payments of $13 million on our term loan under the 2019 facilities during the twenty-six weeks ended July 31, 2022.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of July 30, 2023, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of July 30, 2023, our issuer credit was rated BBB- by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2023. During the twenty-six weeks ended July 30, 2023, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 29, 2023.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of July 30, 2023 primarily include cash and cash equivalents, short-term borrowings, long-term debt and foreign currency forward exchange contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of July 30, 2023. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at July 30, 2023, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.4 million annually. Borrowings under the 2022 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2022 facilities expose us to market risk for changes in interest rates. As of July 30, 2023, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million, annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

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

During the twenty-six weeks ended July 30, 2023, we recognized favorable foreign currency translation adjustments of $4 million within other comprehensive income (loss) principally driven by a weakening of the United States dollar against the euro of 1% since January 29, 2023, partially offset by a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the strengthening of the United States dollar against the Australian dollar of 6% since January 29, 2023). Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 40% of our $5.6 billion total goodwill and other intangible assets as of July 30, 2023. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward exchange contracts outstanding at July 30, 2023, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $115 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

We conduct business in Turkey where the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during the thirteen and twenty-six weeks ended July 30, 2023. As of July 30, 2023, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of July 30, 2023.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)(3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2023 -
May 28, 2023	286,300	$84.34	186,750	$807,736,892
May 29, 2023 -
July 2, 2023	1,157,828	82.99	1,138,600	713,244,888
July 3, 2023 -
July 30, 2023	1,051,243	87.00	1,032,950	623,341,310
Total	2,495,371	$84.83	2,358,300	$623,341,310

(1) The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $3.0 billion stock repurchase program through June 3, 2026. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. Excise taxes do not reduce the authorized amount remaining under this program.

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2023 in connection with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

(3) Average price paid per share (or unit) excludes excise taxes.

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended July 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

The following exhibits are included herein:

3.1	Amended and Restated Certificate of Incorporation of PVH Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed June 21, 2019).

+3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PVH Corp., filed on June 22, 2023.

3.3	By-Laws of PVH Corp., as amended through June 20, 2019 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on June 21, 2019).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

10.1	PVH Corp. Stock Incentive Plan, as amended and restated effective June 22, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 27, 2023).

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PVH CORP.
Registrant

Dated:	September 7, 2023	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President and Controller (Principal Accounting Officer)