Form 10-Q
period 2023-10-29
PVH CORP. /DE/
filed 2023-12-07
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 29, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of November 29, 2023 was 59,637,507.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022, the 2021 sale of assets of, and exit from, our Heritage Brands menswear and retail businesses, and the November 2023 sale of the Heritage Brands women’s intimate apparel business to focus on our Calvin Klein and Tommy Hilfiger businesses; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the announced plan to bring in-house most of the product categories currently licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by the Company; (iv) we have significant levels of outstanding debt and borrowing capacity and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being seen globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy, may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands’ value; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; and (xviii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022
Net sales	$2,225.8	$2,144.7	$6,382.1	$6,182.4
Royalty revenue	108.0	105.4	272.8	273.7
Advertising and other revenue	29.1	30.7	72.9	79.4
Total revenue	2,362.9	2,280.8	6,727.8	6,535.5
Cost of goods sold (exclusive of depreciation and amortization)	1,023.5	1,006.6	2,865.8	2,803.1
Gross profit	1,339.4	1,274.2	3,862.0	3,732.4
Selling, general and administrative expenses	1,123.8	1,085.0	3,326.3	3,194.8
Goodwill impairment	—	417.1	—	417.1
Non-service related pension and postretirement income	0.5	3.4	1.4	10.2
Equity in net income of unconsolidated affiliates	13.7	10.5	34.8	42.6
Income (loss) before interest and taxes	229.8	(214.0)	571.9	173.3
Interest expense	24.3	21.1	75.5	65.9
Interest income	2.1	2.3	7.7	5.0
Income (loss) before taxes	207.6	(232.8)	504.1	112.4
Income tax expense (benefit)	46.0	(46.1)	112.3	50.7
Net income (loss)	$161.6	$(186.7)	$391.8	$61.7
Basic net income (loss) per common share	$2.68	$(2.88)	$6.35	$0.93
Diluted net income (loss) per common share	$2.66	$(2.88)	$6.29	$0.92

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income (Loss)
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022

Net income (loss)	$161.6	$(186.7)	$391.8	$61.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	(154.6)	(134.1)	(150.2)	(357.9)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $8.8, $4.1, $8.3, and $14.9	24.7	10.4	23.0	41.7
Net gain on net investment hedges, net of tax expense of $16.0, $6.8, $11.8, and $33.0	48.3	20.8	35.6	99.6
Total other comprehensive loss	(81.6)	(102.9)	(91.6)	(216.6)
Comprehensive income (loss)	$80.0	$(289.6)	$300.2	$(154.9)

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	October 29,	January 29,	October 30,
	2023	2023	2022
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$357.6	$550.7	$457.0
Trade receivables, net of allowances for credit losses of $43.9, $42.6 and $50.9	1,045.4	923.7	979.5
Other receivables	17.2	21.5	22.8
Inventories, net	1,476.9	1,802.6	1,821.2
Prepaid expenses	208.5	209.2	210.4
Other	102.0	72.7	163.8
Assets held for sale	139.5	—	—
Total Current Assets	3,347.1	3,580.4	3,654.7
Property, Plant and Equipment, net	848.0	904.0	844.6
Operating Lease Right-of-Use Assets	1,234.6	1,295.7	1,177.1
Goodwill	2,286.5	2,359.0	2,214.0
Tradenames	2,581.3	2,701.1	2,627.9
Other Intangibles, net	494.8	548.8	516.5
Other Assets, including deferred taxes of $19.7, $33.8 and $38.4	374.8	379.3	371.1
Total Assets	$11,167.1	$11,768.3	$11,405.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$999.1	$1,327.4	$1,314.3
Accrued expenses	795.3	874.0	891.7
Deferred revenue	48.4	54.3	34.8
Current portion of operating lease liabilities	319.5	353.7	329.4
Short-term borrowings	18.0	46.2	98.0
Current portion of long-term debt	665.2	111.9	37.3
Total Current Liabilities	2,845.5	2,767.5	2,705.5
Long-Term Portion of Operating Lease Liabilities	1,085.6	1,140.0	1,066.1
Long-Term Debt	1,571.3	2,177.0	2,109.1
Other Liabilities, including deferred taxes of $323.1, $357.5 and $306.1	610.4	671.1	702.4
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 88,324,255; 87,641,611 and 87,619,250 shares issued	88.3	87.6	87.6
Additional paid-in capital - common stock	3,283.3	3,244.5	3,233.2
Retained earnings	5,137.8	4,753.1	4,616.8
Accumulated other comprehensive loss	(804.7)	(713.1)	(829.3)
Less: 28,402,615; 24,932,374 and 23,807,754 shares of common stock held in treasury, at cost	(2,650.4)	(2,359.4)	(2,285.5)
Total Stockholders’ Equity	5,054.3	5,012.7	4,822.8
Total Liabilities and Stockholders’ Equity	$11,167.1	$11,768.3	$11,405.9

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$391.8	$61.7
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	223.0	225.3
Equity in net income of unconsolidated affiliates	(34.8)	(42.6)
Deferred taxes	(28.8)	(82.3)
Stock-based compensation expense	39.5	35.3
Impairment of goodwill	—	417.1
Impairment of other long-lived assets	—	43.6
Changes in operating assets and liabilities:
Trade receivables, net	(148.8)	(297.5)
Other receivables	3.7	(4.2)
Inventories, net	231.1	(591.0)
Accounts payable, accrued expenses and deferred revenue	(358.2)	56.0
Prepaid expenses	(3.5)	(52.1)
Other, net	(3.3)	(45.0)
Net cash provided (used) by operating activities	311.7	(275.7)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(163.3)	(194.8)
Proceeds from sale of Karl Lagerfeld investment	—	19.1
Purchases of investments held in rabbi trust	(3.3)	(6.8)
Proceeds from investments held in rabbi trust	1.3	0.6
Net cash used by investing activities	(165.3)	(181.9)
FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowings	(24.7)	90.7
Repayment of 2022 facilities	(8.9)	—
Repayment of 2019 facilities	—	(22.5)
Cash dividends	(7.1)	(7.7)
Acquisition of treasury shares	(286.7)	(342.5)
Payments of finance lease liabilities	(3.4)	(3.0)
Net cash used by financing activities	(330.8)	(285.0)
Effect of exchange rate changes on cash and cash equivalents	(8.7)	(42.9)
Decrease in cash and cash equivalents	(193.1)	(785.5)
Cash and cash equivalents at beginning of period	550.7	1,242.5
Cash and cash equivalents at end of period	$357.6	$457.0

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Unaudited
(In millions, except share and per share data)

	Thirty-Nine Weeks Ended October 30, 2022
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 30, 2022	$—	87,107,155	$87.1	$3,198.4	$4,562.8	$(612.7)	$(1,946.8)	$5,288.8
Net income					133.1			133.1
Foreign currency translation adjustments						(131.8)		(131.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $9.0						25.8		25.8
Net gain on net investment hedges, net of tax expense of $16.6						50.2		50.2
Comprehensive income								77.3
Settlement of awards under stock plans		157,495	0.2	(0.1)				0.1
Stock-based compensation expense				10.1				10.1
Dividends declared ($0.0375 per common share)					(2.6)			(2.6)
Acquisition of 1,264,730 treasury shares							(105.2)	(105.2)
May 1, 2022	$—	87,264,650	$87.3	$3,208.4	$4,693.3	$(668.5)	$(2,052.0)	$5,268.5
Net income					115.3			115.3
Foreign currency translation adjustments						(92.0)		(92.0)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $1.8						5.5		5.5
Net gain on net investment hedges, net of tax expense of $9.6						28.6		28.6
Comprehensive income								57.4
Settlement of awards under stock plans		245,128	0.2	(0.2)				—
Stock-based compensation expense				12.7				12.7
Dividends declared ($0.0375 per common share)					(2.6)			(2.6)
Acquisition of 2,068,991 treasury shares							(129.6)	(129.6)
July 31, 2022	$—	87,509,778	$87.5	$3,220.9	$4,806.0	$(726.4)	$(2,181.6)	$5,206.4
Net loss					(186.7)			(186.7)
Foreign currency translation adjustments						(134.1)		(134.1)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $4.1						10.4		10.4
Net gain on net investment hedges, net of tax expense of $6.8						20.8		20.8
Comprehensive loss								(289.6)
Settlement of awards under stock plans		109,472	0.1	(0.2)				(0.1)
Stock-based compensation expense				12.5				12.5
Dividends declared ($0.0375 per common share)					(2.5)			(2.5)
Acquisition of 1,901,551 treasury shares							(103.9)	(103.9)
October 30, 2022	$—	87,619,250	$87.6	$3,233.2	$4,616.8	$(829.3)	$(2,285.5)	$4,822.8

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Unaudited
(In millions, except share and per share data)

	Thirty-Nine Weeks Ended October 29, 2023
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 29, 2023	$—	87,641,611	$87.6	$3,244.5	$4,753.1	$(713.1)	$(2,359.4)	$5,012.7
Net income					136.0			136.0
Foreign currency translation adjustments						(16.7)		(16.7)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $0.4						(2.0)		(2.0)
Net loss on net investment hedges, net of tax benefit of $3.2						(9.8)		(9.8)
Comprehensive income								107.5
Settlement of awards under stock plans		132,809	0.2	(0.1)				0.1
Stock-based compensation expense				13.1				13.1
Dividends declared ($0.0375 per common share)					(2.4)			(2.4)
Acquisition of 53,950 treasury shares							(4.6)	(4.6)
April 30, 2023	$—	87,774,420	$87.8	$3,257.5	$4,886.7	$(741.6)	$(2,364.0)	$5,126.4
Net income					94.2			94.2
Foreign currency translation adjustments						21.1		21.1
Net unrealized and realized gain related to effective cash flow hedges, net of tax benefit of $0.1						0.3		0.3
Net loss on net investment hedges, net of tax benefit of $1.0						(2.9)		(2.9)
Comprehensive income								112.7
Settlement of awards under stock plans		386,966	0.4	(0.4)				—
Stock-based compensation expense				14.3				14.3
Dividends declared ($0.0375 per common share)					(2.4)			(2.4)
Acquisition of 2,495,371 treasury shares, including excise taxes of $1.7							(213.4)	(213.4)
July 30, 2023	$—	88,161,386	$88.2	$3,271.4	$4,978.5	$(723.1)	$(2,577.4)	$5,037.6
Net income					161.6			161.6
Foreign currency translation adjustments						(154.6)		(154.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $8.8						24.7		24.7
Net gain on net investment hedges, net of tax expense of $16.0						48.3		48.3
Comprehensive income								80.0
Settlement of awards under stock plans		162,869	0.1	(0.2)				(0.1)
Stock-based compensation expense				12.1				12.1
Dividends declared ($0.0375 per common share)					(2.3)			(2.3)
Acquisition of 920,920 treasury shares, including excise taxes of $0.6							(73.0)	(73.0)
October 29, 2023	$—	88,324,255	$88.3	$3,283.3	$5,137.8	$(804.7)	$(2,650.4)	$5,054.3

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER and Calvin Klein, which are owned, Warner’s, Olga and True&Co., which the Company owned until November 27, 2023, Van Heusen and Nike, which the Company licenses for certain product categories, and other owned and licensed brands. The Company entered into a definitive agreement on November 10, 2023 to sell its Warner’s, Olga and True&Co. businesses to Basic Resources and completed the sale on November 27, 2023 (the “Heritage Brands intimate apparel transaction”). The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions.

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

The results of operations for the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

There is significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine, the Israel-Hamas war that began in October 2023 and foreign currency volatility and their impacts on the Company’s business. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

War in Ukraine and Israel-Hamas War

As a result of the war in Ukraine, the Company announced in March 2022 that it was temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, the Company made the decision to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. Additionally, while the Company has no direct operations in Ukraine, virtually all of its wholesale customers and franchisees in Ukraine have been impacted, which has resulted in a reduction in shipments to these customers and canceled orders. The war in Ukraine also led to broader macroeconomic implications in 2022, including the weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

The recent Israel-Hamas war, which began in October 2023, is not expected to have a material impact on the Company’s business. Less than 1% of the Company’s revenue in 2023 is expected to be generated in Israel and less than 2% of the Company’s revenue in 2023 is expected to be generated in the Middle East, including Israel.

There is uncertainty regarding the extent to which these wars and their broader macroeconomic implications, including the potential impacts on the broader European market, will further impact the Company’s business, financial condition and results of operations for the remainder of 2023.

COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations during 2022. The pandemic did not have a significant impact on the Company during the first nine months of 2023.

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
Performance Obligations Under License Agreements
As of October 29, 2023, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $829.2 million, of which the Company expects to recognize $56.1 million as revenue during the remainder of 2023, $262.5 million in 2024 and $510.6 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.

Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirty-nine weeks ended October 29, 2023 and October 30, 2022 were as follows:

	Thirty-Nine Weeks Ended
(In millions)	10/29/23	10/30/22
Deferred revenue balance at beginning of period	$54.3	$44.9
Net additions to deferred revenue during the period	40.4	28.9
Reductions in deferred revenue for revenue recognized during the period (1)	(46.3)	(39.0)
Deferred revenue balance at end of period	$48.4	$34.8

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $4.0 million and $2.7 million of revenue recognized during the thirteen weeks ended October 29, 2023 and October 30, 2022, respectively.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $10.0 million, $12.1 million and $12.5 million as of October 29, 2023, January 29, 2023 and October 30, 2022, respectively.

Please see Note 17, “Segment Data,” for information on the disaggregation of revenue by segment and distribution channel.

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

4. ASSETS HELD FOR SALE

The Company entered into a definitive agreement on November 10, 2023 to sell its Warner’s, Olga and True&Co. businesses to Basic Resources for $160.0 million in cash, subject to adjustment, and subsequently completed the sale on November 27, 2023. There is a potential earnout of up to $10.0 million that the Company may receive subsequent to the earnout period, based on calendar year 2024 net sales of a portion of the sold businesses. The Company classified the assets subject to the Heritage Brands intimate apparel transaction as held for sale during the third quarter of 2023.

The carrying value of the assets classified as held for sale in the Company’s Consolidated Balance Sheet as of October 29, 2023 was determined to be lower than the fair value, less costs to sell. As such, the Company will record a pre-tax gain in the fourth quarter of 2023 in connection with the closing of the transaction.

The net assets classified as held for sale in the Company’s Consolidated Balance Sheet as of October 29, 2023 were included in the Heritage Brands Wholesale segment and consisted of the following:

(In millions)
Assets held for sale:
Inventories, net	$43.2
Prepaid expenses	0.5
Goodwill, net (1)	—
Tradenames	95.8
Other Intangibles, net (2)	—
Total assets held for sale	$139.5

(1) Goodwill, net includes goodwill, gross of $105.0 million and accumulated impairment losses of $105.0 million. Please see Note 6, “Goodwill and Other Intangible Assets,” for further discussion.

(2) Other Intangibles, net includes customer relationships, gross of $18.0 million and accumulated amortization of $18.0 million.

5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company had investments in unconsolidated affiliates of $198.0 million, $190.2 million and $175.4 million as of October 29, 2023, January 29, 2023 and October 30, 2022, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $30.1 million and $16.2 million from these investments during the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively.

The Company completed the sale of its economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III Apparel Group, Ltd. (the “Karl Lagerfeld transaction”) on May 31, 2022 for approximately $20.5 million in cash, subject to customary adjustments, of which $19.1 million was received during the second quarter of 2022 and $1.4 million which was previously held in escrow was received in the fourth quarter of 2023. The carrying value of the Company’s investment in Karl Lagerfeld was $1.0 million immediately prior to the completion of the sale.

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 29, 2023, by segment (please see Note 17, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Total
Balance as of January 29, 2023
Goodwill, gross	$781.8	$885.0	$203.0	$1,587.6	$105.0	$3,562.4
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(105.0)	(1,203.4)
Goodwill, net	331.9	413.7	25.8	1,587.6	—	2,359.0
Reclassification of goodwill, gross to assets held for sale	—	—	—	—	(105.0)	(105.0)
Reclassification of accumulated impairment losses to assets held for sale	—	—	—	—	105.0	105.0
Currency translation	—	(11.6)	—	(60.9)	—	(72.5)
Balance as of October 29, 2023
Goodwill, gross	781.8	873.4	203.0	1,526.7	—	3,384.9
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	—	(1,098.4)
Goodwill, net	$331.9	$402.1	$25.8	$1,526.7	$—	$2,286.5

The Company reclassified $105.0 million of goodwill, gross and a corresponding $105.0 million of accumulated impairment losses to assets held for sale in the Company’s Consolidated Balance Sheet as of October 29, 2023 in connection with the Heritage Brands intimate apparel transaction. The Company also reclassified $95.8 million of tradenames to assets held for sale in the Company’s Consolidated Balance Sheet as of October 29, 2023 in connection with the transaction. Please see Note 4, “Assets Held for Sale,” for further discussion.

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

Goodwill Impairment Testing

2023 Annual Impairment Test

For the 2023 annual goodwill impairment test performed as of the beginning of the third quarter of 2023, the Company elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, the Company considered the results of its quantitative annual goodwill impairment test performed in 2022, discussed below in further detail, and the impact of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in the Company’s market capitalization since the time of the 2022 annual impairment test, which would imply a reduction to the risk premium included in the discount rate and therefore improvement in the fair values of the Company’s reporting units and (ii) the Company’s recent financial performance and updated financial forecasts, which were generally consistent with or exceeded the projections used in the Company’s 2022 annual impairment test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from the Company’s annual impairment test in 2023.

There continues to be uncertainty about the impact of the current macroeconomic conditions on the Company’s business. If economic conditions or market factors utilized in the impairment analysis deteriorate, or if the Company’s reporting units do not perform as projected, the Company could incur additional goodwill impairment charges in the future.

2022 Annual Impairment Test

As a result of the Company’s 2022 annual impairment test, the Company recorded $417.1 million of noncash impairment charges during the third quarter of 2022, which were included in goodwill impairment in the Company’s Consolidated Statement of Operations. The impairments were driven primarily by a significant increase in discount rates at the time of the 2022 annual impairment test. The impairment charges, which related to the Calvin Klein Wholesale North America, Calvin Klein Licensing and Advertising International and Tommy Hilfiger Retail North America reporting units, were recorded to the Company’s segments as follows: $162.6 million in the Calvin Klein North America segment, $77.3 million in the Calvin Klein International segment and $177.2 million in the Tommy Hilfiger North America segment. The Calvin Klein Licensing and Advertising International and Calvin Klein Licensing and Advertising North America reporting units were determined to be at risk of future impairment. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion of these impairment charges.

Indefinite-Lived Intangible Asset Impairment Testing

2023 Annual Impairment Test

For the 2023 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2023, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, the Company considered the results of its annual impairment testing performed in 2022, discussed below in further detail, and the impact of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in the Company’s market capitalization since the time of the 2022 annual impairment test, which would imply a reduction to the risk premium included in the discount rate and therefore improvement in the fair value of each of its indefinite-lived intangible assets and (ii) the Company’s recent financial performance and updated financial forecasts.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each of its indefinite-lived intangible assets was less than its carrying amount and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test in 2023.

There continues to be uncertainty about the impact of the current macroeconomic conditions on the Company’s business. If economic conditions or market factors utilized in the impairment analysis deteriorate, or if the cash flows supporting the Company’s indefinite-lived intangible assets do not perform as projected, the Company could incur additional indefinite-lived intangible asset impairment charges in the future.

2022 Annual Impairment Test

No impairment of indefinite-lived intangible assets resulted from the Company’s 2022 annual impairment test. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion of that test.

7. RETIREMENT AND BENEFIT PLANS

The Company, as of October 29, 2023, has two noncontributory qualified defined benefit pension plans. These plans cover substantially all employees resident in the United States hired prior to January 1, 2022 who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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

The Company refers to these three plans as its “SERP Plans.”

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/29/23	10/30/22	10/29/23	10/30/22

Service cost	$5.5	$7.8	$16.3	$23.5
Interest cost	7.3	6.3	21.9	19.0
Expected return on plan assets	(8.5)	(10.4)	(25.4)	(31.3)
Total	$4.3	$3.7	$12.8	$11.2

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/29/23	10/30/22	10/29/23	10/30/22

Service cost	$0.4	$0.6	$1.2	$1.9
Interest cost	0.7	0.7	2.1	2.1
Total	$1.1	$1.3	$3.3	$4.0

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, both of which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022.

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

8. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of October 29, 2023.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $206.8 million based on exchange rates in effect on October 29, 2023 and are utilized primarily to fund working capital needs. The Company had $18.0 million outstanding under these facilities as of October 29, 2023. The weighted average interest rate on funds borrowed as of October 29, 2023 was 0.25%.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of October 29, 2023.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	10/29/23	1/29/23	10/30/22

Senior unsecured Term Loan A facility due 2027 (1)(2)	$454.9	$476.6	$—
Senior unsecured Term Loan A facility due 2024 (2)	—	—	437.2
7 3/4% debentures due 2023	100.0	99.9	99.9
3 5/8% senior unsecured euro notes due 2024 (2)	553.6	568.1	520.0
4 5/8% senior unsecured notes due 2025	497.9	497.0	496.7
3 1/8% senior unsecured euro notes due 2027 (2)	630.1	647.3	592.6
Total	2,236.5	2,288.9	2,146.4
Less: Current portion of long-term debt	665.2	111.9	37.3
Long-term debt	$1,571.3	$2,177.0	$2,109.1

(1) The outstanding principal balance for the euro-denominated Term Loan A facility was €432.4 million as of October 29, 2023.

(2) The carrying amount of the euro-denominated Term Loan A facilities and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of October 29, 2023, January 29, 2023 and October 30, 2022.

The Company’s mandatory long-term debt repayments for the remainder of 2023 through 2028 were as follows as of October 29, 2023:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2023	$102.9
2024	566.3
2025	511.6
2026	11.6
2027	1,052.9
2028	—

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2023 through 2028 exceed the total carrying amount of the Company’s debt as of October 29, 2023 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of October 29, 2023, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company made payments of $8.9 million on its term loan under the 2022 facilities during the thirty-nine weeks ended October 29, 2023. The Company made payments of $22.5 million on its term loan under the 2019 facilities during the thirty-nine weeks ended October 30, 2022.

The current applicable margin with respect to the Euro TLA facility as of October 29, 2023 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of October 29, 2023 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate (“EURIBOR”) or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

7 3/4% Debentures Due 2023

The Company had outstanding as of the third quarter of 2023 $100.0 million of debentures due November 15, 2023 that accrued interest at the rate of 7 3/4%. The Company repaid these debentures at maturity.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of October 29, 2023, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit primarily to collateralize the Company’s insurance and lease obligations. The Company had $78.0 million of these standby letters of credit outstanding as of October 29, 2023.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 for further discussion of the Company’s debt.

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended October 29, 2023 and October 30, 2022 were 22.2% and 19.8%, respectively. The effective income tax rates for the thirty-nine weeks ended October 29, 2023 and October 30, 2022 were 22.3% and 45.1%, respectively.

The effective income tax rate for the thirteen weeks ended October 29, 2023 was higher than the prior year period primarily due to a change in the mix of international and domestic earnings.

The effective income tax rate for the thirty-nine weeks ended October 29, 2023 was lower than the prior year period primarily due to (i) the impact of the $417.1 million noncash, non-deductible goodwill impairment charge recorded during the third quarter of 2022, which resulted in a pre-tax loss with no tax benefit and was factored into the annualized effective tax rate, partially offset by (ii) a change in the mix of international and domestic earnings.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward contracts to hedge against a portion of this exposure.

The Company records the foreign currency forward contracts at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward contracts associated with certain international inventory purchases are designated as effective hedging instruments (“cash flow hedges”). As such, the changes in the fair value of the cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). No amounts were excluded from effectiveness testing.

Net Investment Hedges

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company uses both non-derivative instruments (the par value of certain of its foreign-denominated debt) and derivative instruments (cross-currency swap contracts), which it designates as net investment hedges.

The Company designated the par value of its (i) €600.0 million principal amount of 3 1/8% senior notes due 2027 and (ii) €525.0 million principal amount of 3 5/8% senior notes due 2024 (collectively, “foreign currency borrowings”), that were issued by PVH Corp., a U.S.-based entity, as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 8, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,148.9 million and $1,183.7 million, respectively, as of October 29, 2023, $1,192.0 million and $1,215.4 million, respectively, as of January 29, 2023 and $1,013.9 million and $1,112.6 million, respectively, as of October 30, 2022. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

In the third quarter of 2023, the Company entered into multiple fixed-to-fixed cross-currency swap contracts, which, in aggregate, economically convert the Company’s $500.0 million principal amount of 4 5/8% senior notes due 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457.2 million. As part of these swap contracts, the Company will receive fixed-rate United States dollar-denominated interest at a weighted average rate of 1.405% and pay fixed-rate euro-denominated interest at a rate of 0%. The cross-currency swap contracts expire on July 10, 2025. The Company designated these cross-currency swap contracts as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. The Company records the cross-currency swap contracts at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. Changes in the fair value of the cross-currency swap contracts are recorded in equity as a component of AOCL. The Company evaluates the effectiveness of its derivative instrument net investment hedges at inception and each quarter thereafter. The interest components of the cross-currency swaps are excluded from the assessment of hedge effectiveness and are initially recorded in equity as a component of AOCL. Such amounts are recognized ratably over the term of the cross-currency swap contracts as a credit to interest expense in the Company’s Consolidated Statements of Operations.

Undesignated Contracts

The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), which primarily include foreign currency forward contracts related to third party and intercompany transactions, and intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes. The cash flows from the Company’s hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	10/29/23		1/29/23		10/30/22		10/29/23		1/29/23		10/30/22
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$26.5	$2.6	$15.7	$0.1	$95.3	$1.8	$0.1	$—	$20.7	$2.2	$2.9	$—
Cross-currency swap contracts (net investment hedges)	4.8	9.0	—	—	—	—	—	—	—	—	—	—
Undesignated contracts:
Foreign currency forward contracts	4.7	—	—	—	0.5	—	0.5	—	12.5	—	3.1	—
Total	$36.0	$11.6	$15.7	$0.1	$95.8	$1.8	$0.6	$—	$33.2	$2.2	$6.0	$—

The notional amount outstanding of foreign currency forward contracts was $1,277.8 million at October 29, 2023. Such contracts expire principally between November 2023 and April 2025.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain Recognized in Other Comprehensive Loss

(In millions)

Thirteen Weeks Ended	10/29/23	10/30/22
Foreign currency forward contracts (inventory purchases)	$39.8	$24.4
Foreign currency borrowings (net investment hedges)	50.5	27.6
Cross-currency swap contracts (net investment hedges)	15.2	—
Total	$105.5	$52.0

Thirty-Nine Weeks Ended	10/29/23	10/30/22
Foreign currency forward contracts (inventory purchases)	$47.8	$70.2
Foreign currency borrowings (net investment hedges)	33.6	132.6
Cross-currency swap contracts (net investment hedges)	15.2	—
Total	$96.6	$202.8

	Amount of Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	10/29/23	10/30/22		10/29/23	10/30/22
Foreign currency forward contracts (inventory purchases)	$6.3	$9.9	Cost of goods sold	$1,023.5	$1,006.6
Cross-currency swap contracts (net investment hedges)	1.4	—	Interest expense	24.3	21.1

Thirty-Nine Weeks Ended	10/29/23	10/30/22		10/29/23	10/30/22
Foreign currency forward contracts (inventory purchases)	$16.5	$13.6	Cost of goods sold	$2,865.8	$2,803.1
Cross-currency swap contracts (net investment hedges)	1.4	—	Interest expense	75.5	65.9

A net gain in AOCL on foreign currency forward contracts at October 29, 2023 of $20.2 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for foreign currency borrowings and the effective portion of the Company’s net investment hedges would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain Recognized in SG&A Expenses
Thirteen Weeks Ended	10/29/23	10/30/22
Foreign currency forward contracts (1)	$13.1	$8.7

Thirty-Nine Weeks Ended	10/29/23	10/30/22
Foreign currency forward contracts (1)	$10.3	$35.3

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of October 29, 2023.

11. FAIR VALUE MEASUREMENTS

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	10/29/23				1/29/23				10/30/22
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$33.8	N/A	$33.8	N/A	$15.8	N/A	$15.8	N/A	$97.6	N/A	$97.6
Cross-currency swap contracts (net investment hedges)	N/A	13.8	N/A	13.8	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Rabbi trust assets	8.9	N/A	N/A	8.9	7.2	N/A	N/A	7.2	5.8	N/A	N/A	5.8
Total Assets	$8.9	$47.6	N/A	$56.5	$7.2	$15.8	N/A	$23.0	$5.8	$97.6	N/A	$103.4

Liabilities:
Foreign currency forward contracts	N/A	$0.6	N/A	$0.6	N/A	$35.4	N/A	$35.4	N/A	$6.0	N/A	$6.0
Total Liabilities	N/A	$0.6	N/A	$0.6	N/A	$35.4	N/A	$35.4	N/A	$6.0	N/A	$6.0

The fair value of the foreign currency forward contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the foreign currency forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the cross-currency swap contracts is measured using the discounted cash flows of the contracts, which are determined based on observable inputs, including the foreign currency forward rates and discount rates, as of the period end. The fair value of the rabbi trust assets, which consist of investments in mutual funds, is valued at the net asset value of the funds, as determined by the closing price in the active market in which the individual fund is traded.

The Company established a rabbi trust that, beginning January 1, 2022, holds investments related to the Company’s supplemental savings plan. The rabbi trust is considered a variable interest entity and it is consolidated in the Company’s financial statements because the Company is considered the primary beneficiary of the rabbi trust. The rabbi trust assets generally mirror the investment elections made by eligible plan participants and are included as follows in the Company’s Consolidated Balance Sheets:

	10/29/23		1/29/23		10/30/22
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$1.4	$7.5	$0.7	$6.5	$0.4	$5.4

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized losses recognized on the rabbi trust investments were immaterial during the thirty-nine weeks ended October 29, 2023 and October 30, 2022.

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

The following table shows the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the thirty-nine weeks ended October 30, 2022, and the total impairments recorded as a result of the remeasurement process (There were no impairments recorded during the thirty-nine weeks ended October 29, 2023.):

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
10/30/22	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$—	$—	$26.4
Property, plant and equipment, net	N/A	N/A	—	—	17.2
Goodwill	N/A	N/A	41.0	41.0	417.1

Operating lease right-of-use assets with a carrying amount of $26.4 million and property, plant and equipment with a carrying amount of $17.2 million were written down to a fair value of zero during the thirty-nine weeks ended October 30, 2022 in connection with the Company’s decision in the second quarter of 2022 to exit from its Russia business. Please see Note 15, “Exit Activity Costs,” for further discussion of the Russia business exit costs. Fair value of the Company’s operating lease right-of-use assets and property, plant and equipment were determined to be zero in line with the Company’s estimated future cash flows for the Russia business asset group.

Goodwill with a carrying amount of $458.1 million was written down to a fair value of $41.0 million during the thirty-nine weeks ended October 30, 2022. Please see Note 6, “Goodwill and Other Intangible Assets,” for further discussion.

The $460.7 million of impairment charges during the thirty-nine weeks ended October 30, 2022 were recorded in the Company’s Consolidated Statement of Operations, of which $417.1 million was included in goodwill impairment and $43.6 million was included in SG&A expenses. The $460.7 million of impairment charges were recorded to the Company’s segments as follows: $177.2 million in the Tommy Hilfiger North America segment, $162.6 million in the Calvin Klein North America segment, $87.2 million in the Calvin Klein International segment and $33.7 million in the Tommy Hilfiger International segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	10/29/23		1/29/23		10/30/22
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$357.6	$357.6	$550.7	$550.7	$457.0	$457.0
Short-term borrowings	18.0	18.0	46.2	46.2	98.0	98.0
Long-term debt (including portion classified as current)	2,236.5	2,186.9	2,288.9	2,262.3	2,146.4	2,031.7

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

Net income for the thirty-nine weeks ended October 29, 2023 and October 30, 2022 included $39.5 million and $35.3 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $4.8 million and $4.5 million, respectively.

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirty-nine weeks ended October 29, 2023 and the resulting weighted average grant date fair value per stock option:

10/29/23
Weighted average risk-free interest rate	3.33%
Weighted average expected stock option term (in years)	6.25
Weighted average Company volatility	50.60%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per stock option	$43.47

Stock option activity for the thirty-nine weeks ended October 29, 2023 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at January 29, 2023	694	$98.08
Granted	86	83.80
Exercised	—	—
Forfeited / Expired	65	113.57
Outstanding at October 29, 2023	715	$94.94

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the thirty-nine weeks ended October 29, 2023 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 29, 2023	1,325	$77.33
Granted	638	83.78
Vested	521	76.17
Forfeited	168	81.72
Non-vested at October 29, 2023	1,274	$80.46

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

For awards granted in 2020, the applicable three-year performance periods have ended, and the holders of the awards earned an aggregate of 139,000 shares. The shares earned were between target and maximum levels for the awards granted in the first and second quarters of 2020, and were between threshold and target for the awards granted in the third quarter of 2020.

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the thirty-nine weeks ended October 29, 2023 and the resulting weighted average grant date fair value:

10/29/23
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

Total PSU activity for the thirty-nine weeks ended October 29, 2023 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 29, 2023	244	$84.40
Granted	122	100.44
Increase due to market conditions achieved above target	36	58.39
Reduction due to market conditions achieved below target	18	71.92
Vested	139	61.69
Forfeited	—	—
Non-vested at October 29, 2023	245	$102.32

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended October 29, 2023 and October 30, 2022:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 29, 2023	$(710.1)		$(3.0)	$(713.1)
Other comprehensive (loss) income before reclassifications	(113.5)	(1)(2)	34.8	(78.7)
Less: Amounts reclassified from AOCL	1.1		11.8	12.9
Other comprehensive (loss) income	(114.6)		23.0	(91.6)
Balance, October 29, 2023	$(824.7)		$20.0	$(804.7)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain on effective cash flow hedges	Total
Balance, January 30, 2022	$(665.9)		$53.2	$(612.7)
Other comprehensive (loss) income before reclassifications	(261.7)	(1)(3)	51.5	(210.2)
Less: Amounts reclassified from AOCL	(3.4)	(4)	9.8	6.4
Other comprehensive (loss) income	(258.3)		41.7	(216.6)
Balance, October 30, 2022	$(924.2)		$94.9	$(829.3)

(1) Foreign currency translation adjustments included a net gain on net investment hedges of $36.7 million and $99.6 million during the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro and a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the strengthening of the United States dollar against both the Chinese yuan renminbi and the Australian dollar).

(3) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

(4) Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

The following table presents reclassifications from AOCL to earnings for the thirteen and thirty-nine weeks ended October 29, 2023 and October 30, 2022:

	Amount Reclassified from AOCL					Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/29/23	10/30/22	10/29/23	10/30/22
Realized gain on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$6.3	$9.9	$16.5	$13.6		Cost of goods sold
Less: Tax effect	1.7	2.7	4.7	3.8		Income tax expense (benefit)
Total, net of tax	$4.6	$7.2	$11.8	$9.8

Foreign currency translation adjustments:
Karl Lagerfeld transaction	$—	$—	$—	$(3.4)	(1)	Equity in net income of unconsolidated affiliates
Cross-currency swap contracts (net investment hedges)	1.4	—	1.4	—		Interest expense
Less: Tax effect	0.3	—	0.3	—		Income tax expense (benefit)
Total, net of tax	$1.1	$—	$1.1	$(3.4)

(1) Foreign currency translation adjustment losses were reclassified from AOCL during the second quarter of 2022 in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

14. STOCKHOLDERS’ EQUITY

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

During the thirty-nine weeks ended October 30, 2022, the Company purchased 5.1 million shares of its common stock under the program in open market transactions for $326.3 million. During the thirty-nine weeks ended October 29, 2023, the Company purchased 3.2 million shares of its common stock under the program in open market transactions for $268.4 million, excluding excise taxes of $2.3 million. As of October 29, 2023, the repurchased shares were held as treasury stock and $555.1 million of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

15. EXIT ACTIVITY COSTS

2022 Cost Savings Initiative

The Company announced in August 2022 that it would be taking steps to streamline its organization and simplify its ways of working. Included in this was a planned reduction in people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement. The Company expects these reductions will generate annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded pre-tax costs during 2022 and the thirty-nine weeks ended October 29, 2023 and expects to incur total costs as shown in the following table.

(In millions)	Total Costs Expected to be Incurred	Costs Incurred During the Thirteen and Thirty-Nine Weeks Ended 10/30/22	Costs Incurred During the Thirteen Weeks Ended 10/29/23	Costs Incurred During the Thirty-Nine Weeks Ended 10/29/23	Cumulative Costs Incurred
Severance, termination benefits and other employee costs	$85.0	$16.7	$18.8	$57.8	$78.0

The pre-tax costs incurred in connection with the 2022 cost savings initiative were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During the Thirteen and Thirty-Nine Weeks Ended 10/30/22	Costs Incurred During the Thirteen Weeks Ended 10/29/23	Costs Incurred During the Thirty-Nine Weeks Ended 10/29/23	Cumulative Costs Incurred
Tommy Hilfiger North America	$4.2	$5.4	$11.8	$16.5
Tommy Hilfiger International	2.1	3.6	15.9	18.4
Calvin Klein North America	4.0	2.6	8.5	13.1
Calvin Klein International	2.7	1.7	10.2	13.7
Heritage Brands Wholesale	2.2	3.2	7.8	10.4
Corporate (1)	1.5	2.3	3.6	5.9
Total	$16.7	$18.8	$57.8	$78.0

(1) Corporate expenses are not allocated to any reportable segment.

Please see Note 17, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at October 29, 2023 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/29/23	Costs Incurred During the Thirty-Nine Weeks Ended 10/29/23	Costs Paid During the Thirty-Nine Weeks Ended 10/29/23	Liability at 10/29/23
Severance, termination benefits and other employee costs	$13.2	$57.8	$36.0	$35.0

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

(In millions)	Costs Incurred During the Thirty-Nine Weeks Ended 10/30/22	Cumulative Net Costs Incurred
Severance, termination benefits and other employee costs	$2.1	$2.1
Long-lived asset impairments	43.6	43.6
Contract termination and other costs, net of gain on lease terminations (1)	4.8	(2.7)
Total	$50.5	$43.0

(1) Contract termination and other costs, net of gain on lease terminations includes $4.8 million of contract termination and other costs recorded during the second quarter of 2022 and a $7.5 million gain related to the early termination of certain store lease agreements in Russia recorded during the fourth quarter of 2022.

The pre-tax costs incurred in connection with the exit from the Russia business were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During the Thirteen and Thirty-Nine Weeks Ended 10/30/22	Cumulative Net Costs Incurred
Tommy Hilfiger International	$36.7	$31.6
Calvin Klein International	13.8	11.4
Total	$50.5	$43.0

Please see Note 17, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities at October 29, 2023 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/29/23	Costs Incurred During the Thirty-Nine Weeks Ended 10/29/23	Costs Paid During the Thirty-Nine Weeks Ended 10/29/23	Liability at 10/29/23
Severance, termination benefits and other employee costs	$0.4	$—	$0.4	$—
Contract termination and other costs	0.5	—	0.5	—
Total	$0.9	$—	$0.9	$—

16. NET INCOME (LOSS) PER COMMON SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	10/29/23	10/30/22	10/29/23	10/30/22

Net income (loss)	$161.6	$(186.7)	$391.8	$61.7

Weighted average common shares outstanding for basic net income (loss) per common share	60.3	64.8	61.7	66.5
Weighted average impact of dilutive securities	0.5	—	0.6	0.5
Total shares for diluted net income (loss) per common share	60.8	64.8	62.3	67.0

Basic net income (loss) per common share	$2.68	$(2.88)	$6.35	$0.93

Diluted net income (loss) per common share	$2.66	$(2.88)	$6.29	$0.92

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/29/23	10/30/22	10/29/23	10/30/22

Weighted average potentially dilutive securities	1.1	2.2	1.0	1.5

Diluted net loss per common share for the thirteen weeks ended October 30, 2022 excluded all potentially dilutive securities because there was a net loss for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of October 29, 2023 and October 30, 2022 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.3 million and 0.4 million as of October 29, 2023 and October 30, 2022, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers primarily in North America of (i) women’s intimate apparel under the Warner’s, Olga and True&Co. brands; (ii) men’s underwear under the Nike brand, which is licensed; and (iii) men’s dress shirts under the Van Heusen brand, which is licensed, as well as under various other licensed brand names. The Company sold the women’s intimate apparel brands on November 27, 2023. Please see Note 4, “Assets Held for Sale,” for further discussion of the Heritage Brands intimate apparel transaction. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s business under various owned and licensed brand names.

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/29/23	(1)	10/30/22	(1)	10/29/23	(1)	10/30/22	(1)
Revenue – Tommy Hilfiger North America
Net sales	$326.9		$307.2		$891.2		$830.9
Royalty revenue	25.6		24.3		64.4		62.2
Advertising and other revenue	6.7		6.7		15.5		16.1
Total	359.2		338.2		971.1		909.2

Revenue – Tommy Hilfiger International
Net sales	831.1		805.9		2,444.1		2,345.7
Royalty revenue	15.6		16.9		45.2		46.3
Advertising and other revenue	4.0		5.9		13.0		15.1
Total	850.7		828.7		2,502.3		2,407.1

Revenue – Calvin Klein North America
Net sales	310.0		314.7		807.6		872.6
Royalty revenue	51.0		49.8		121.1		126.2
Advertising and other revenue	14.5		15.8		35.9		41.3
Total	375.5		380.3		964.6		1,040.1

Revenue – Calvin Klein International
Net sales	627.4		570.0		1,836.0		1,677.8
Royalty revenue	15.5		14.1		41.3		38.3
Advertising and other revenue	3.8		2.1		8.2		6.5
Total	646.7		586.2		1,885.5		1,722.6

Revenue – Heritage Brands Wholesale
Net sales	130.4		146.9		403.2		455.4
Royalty revenue	0.3		0.3		0.8		0.7
Advertising and other revenue	0.1		0.2		0.3		0.4
Total	130.8		147.4		404.3		456.5

Total Revenue
Net sales	2,225.8		2,144.7		6,382.1		6,182.4
Royalty revenue	108.0		105.4		272.8		273.7
Advertising and other revenue	29.1		30.7		72.9		79.4
Total	$2,362.9		$2,280.8		$6,727.8		$6,535.5

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/29/23	(1)	10/30/22	(1)	10/29/23	(1)	10/30/22	(1)
Wholesale net sales	$1,301.6		$1,287.1		$3,555.8		$3,596.2

Owned and operated retail stores	754.7		710.7		2,305.0		2,113.9
Owned and operated digital commerce sites	169.5		146.9		521.3		472.3
Retail net sales	924.2		857.6		2,826.3		2,586.2
Net sales	2,225.8		2,144.7		6,382.1		6,182.4
Royalty revenue	108.0		105.4		272.8		273.7
Advertising and other revenue	29.1		30.7		72.9		79.4
Total	$2,362.9		$2,280.8		$6,727.8		$6,535.5

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s income (loss) before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/29/23	(1)(3)	10/30/22	(1)(5)	10/29/23	(1)(6)	10/30/22	(1)(5)
Income (loss) before interest and taxes – Tommy Hilfiger North America	$39.5		$(169.9)	(4)	$55.0		$(184.8)	(4)

Income before interest and taxes – Tommy Hilfiger International	90.8		121.7		290.5		349.6	(7)

Income (loss) before interest and taxes – Calvin Klein North America	48.8		(140.0)	(4)	71.4		(106.4)	(4)

Income before interest and taxes – Calvin Klein International	94.9		12.1	(4)	275.5		187.6	(4)(7)

Income before interest and taxes – Heritage Brands Wholesale	3.9		7.3		21.5		37.5

Loss before interest and taxes – Corporate(2)	(48.1)		(45.2)		(142.0)		(110.2)	(8)
Income (loss) before interest and taxes	$229.8		$(214.0)		$571.9		$173.3

(1) Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Includes corporate expenses not allocated to any reportable segments and the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld until the closing of the Karl Lagerfeld transaction on May 31, 2022. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans (which are generally recorded in the fourth quarter).

(3) Income (loss) before interest and taxes for the thirteen weeks ended October 29, 2023 included costs of $18.8 million incurred related to the 2022 cost savings initiative described in Note 15, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $5.4 million in Tommy Hilfiger North America, $3.6 million in Tommy Hilfiger International, $2.6 million in Calvin Klein North America, $1.7 million in Calvin Klein International, $3.2 million in Heritage Brands Wholesale and $2.3 million in corporate expenses not allocated to any reportable segments. Please see Note 15, “Exit Activity Costs,” for further discussion.

(4) (Loss) income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2022 included a noncash goodwill impairment charge of $417.1 million. The goodwill impairment charge was included in the Company’s segments as follows: $177.2 million in Tommy Hilfiger North America, $162.6 million in Calvin Klein North America and $77.3 million in Calvin Klein International. Please see Note 6, “Goodwill and Other Intangible Assets,” for further discussion.

(5) (Loss) income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2022 included costs of $16.7 million incurred related to the 2022 cost savings initiative described in Note 15, “Exit Activity Costs,” consisting of severance. Such costs were included in the Company’s segments as follows: $4.2 million in Tommy Hilfiger North America, $2.1 million in Tommy Hilfiger International, $4.0 million in Calvin Klein North America, $2.7 million in Calvin Klein International, $2.2 million in Heritage Brands Wholesale and $1.5 million in corporate expenses not allocated to any reportable segments. Please see Note 15, “Exit Activity Costs,” for further discussion.

(6) Income (loss) before interest and taxes for the thirty-nine weeks ended October 29, 2023 included costs of $57.8 million incurred related to the 2022 cost savings initiative described in Note 15, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $11.8 million in Tommy Hilfiger North America, $15.9 million in Tommy Hilfiger International, $8.5 million in Calvin Klein North America, $10.2 million in Calvin Klein International, $7.8 million in Heritage Brands Wholesale and $3.6 million in corporate expenses not allocated to any reportable segments. Please see Note 15, “Exit Activity Costs,” for further discussion.

(7) Income before interest and taxes for the thirty-nine weeks ended October 30, 2022 included costs of $50.5 million incurred in connection with the Company’s decision to exit from its Russia business, principally consisting of noncash asset impairments. Such costs were included in the Company’s segments as follows: $36.7 million in Tommy Hilfiger International and $13.8 million in Calvin Klein International. Please see Note 15, “Exit Activity Costs,” for further discussion.

(8) Loss before interest and taxes for the thirty-nine weeks ended October 30, 2022 included a gain of $16.1 million in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

Intersegment transactions, which primarily consist of transfers of inventory, are not material.

18. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issued in September 2022 an update to accounting guidance requiring disclosures that increase the transparency surrounding the use of supplier finance programs, including the key terms of the programs, and information about the obligations under these programs, including a rollforward of those obligations. The update does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of 2023 on a retrospective basis, except for the requirement to disclose rollforward information, which will be effective for the Company in the first quarter of 2024 on a prospective basis. The adoption did not have any impact on the Company’s consolidated financial statements as the guidance only pertains to financial statements footnote disclosures. Please see Note 19, “Other Comments,” for the Company’s disclosures pertaining to this update.

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

19. OTHER COMMENTS

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended October 29, 2023 totaled $88.7 million and $264.2 million, respectively. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended October 30, 2022 totaled $93.1 million and $259.9 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $43.9 million, $42.6 million and $50.9 million as of October 29, 2023, January 29, 2023 and October 30, 2022, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $348.3 million, $506.8 million and $532.6 million of the Company’s payment obligations that were outstanding as of October 29, 2023, January 29, 2023 and October 30, 2022, respectively, to financial institutions and $1,481.8 million and $1,621.8 million had been settled through the program during the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reportable segments into three main businesses: (i) Tommy Hilfiger, which consists of the businesses we operate under our TOMMY HILFIGER trademarks; (ii) Calvin Klein, which consists of the businesses we operate under our Calvin Klein trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Warner’s, Olga and True&Co. trademarks, which we owned until November 27, 2023, the Van Heusen and Nike trademarks, which we license for certain product categories, and other licensed trademarks. References to brand names are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in the immediately preceding item of this report.

We are one of the largest global apparel companies in the world, with a history going back over 140 years. We have been listed on the New York Stock Exchange for over 100 years. We manage a portfolio of iconic brands, including TOMMY HILFIGER and Calvin Klein, which are owned, Warner’s, Olga and True&Co., which we owned until November 27, 2023, Van Heusen and Nike, which we license for certain product categories, and other owned and licensed brands. We entered into a definitive agreement on November 10, 2023 to sell our Warner’s, Olga and True&Co. businesses to Basic Resources and completed the sale on November 27, 2023 (the “Heritage Brands intimate apparel transaction”). We also license the use of our trademarks to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

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

War in Ukraine and Israel-Hamas War

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

We recorded net pre-tax costs of $43 million in 2022 in connection with our decision to exit from the Russia business, consisting of (i) $44 million of noncash asset impairments, (ii) $5 million of contract termination and other costs and (iii) $2 million of severance, partially offset by (iv) an $8 million gain related to the early termination of certain store lease agreements in Russia. The $50 million of pre-tax costs were incurred in the second quarter of 2022 and the pre-tax gain of $8 million was recorded in the fourth quarter of 2022. Please see Note 15, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

The war in Ukraine also led to broader macroeconomic implications, including for a significant portion of 2022, the weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

The recent Israel-Hamas war, which began in October 2023, is not expected to have a material impact on our business. Less than 1% of our revenue in 2023 is expected to be generated in Israel, and less than 2% of our revenue in 2023 is expected to be generated in the Middle East, including Israel.

There is uncertainty regarding the extent to which these wars and their broader macroeconomic implications, including the potential impacts on the broader European market, will impact our business, financial condition and results of operations for the remainder of 2023.

Inflationary Pressures

Inflationary pressures negatively impacted our revenue and earnings in 2022 and have continued through the first nine months of 2023, including (i) increased labor and product costs and (ii) beginning late in the second quarter of 2022, a slowdown in consumer demand for apparel and related products, as consumers reduced discretionary spend and certain wholesale customers have taken a more cautious approach, particularly in North America and, increasingly as 2023 has progressed, in Europe. We implemented price increases in certain regions and for certain product categories beginning in the first quarter of 2022, and more extensively in the second half of 2022, to mitigate the higher costs. We expect inflationary pressures to continue to negatively impact our revenue and earnings for the remainder of 2023, although to a lesser extent than in 2022, as we are benefiting from the decline in ocean freight rates and raw materials costs in the second half of 2023.

COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on our business, results of operations, financial condition and cash flows from operations during 2022. The pandemic did not have a significant impact on us during the first nine months of 2023 and is not expected to have a significant impact on us for the remainder of the year.

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

In addition, our North America stores have been challenged by the significant decrease in international tourists coming to the United States since the onset of the pandemic. While international tourism levels have continuously improved since 2020, we expect international tourist shopping levels and sales in our stores for the remainder of 2023 will continue to be below 2019 levels. Stores located in international tourist destinations had represented a significant portion of the North America retail business prior to the pandemic.

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

Outlook Uncertainty due to War and Inflation

There continues to be uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine, the Israel-Hamas war and foreign currency volatility. Our 2023 outlook assumes no material worsening of current conditions. Our revenue and earnings for the remainder of 2023 may be subject to significant material change based on changes in these and other factors.

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

The following actions, transactions and events, in addition to the exit from our Russia business discussed above, have impacted our results of operations and the comparability among the periods, including our full year 2023 expectations as compared to the full year 2022, as discussed below:

•We completed the sale of our Warner’s, Olga and True&Co. businesses to Basic Resources on November 27, 2023 for $160 million in cash, subject to an adjustment. There is a potential earnout of up to $10 million that we may receive subsequent to the earnout period, based on calendar year 2024 net sales of a portion of the sold businesses. We plan to utilize the net proceeds from the Heritage Brands intimate apparel transaction to repurchase shares of our common stock. We will record a pre-tax net gain of approximately $10 million in the fourth quarter of 2023 in connection with the closing of the Heritage Brands intimate apparel transaction, which includes an estimated gain on the sale, less costs to sell, and severance and other termination benefits associated with the transaction. The pre-tax net gain does not include any potential earnout we may recognize in 2024 subsequent to the earnout period. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We announced in August 2022 plans to reduce people costs in our global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement (the “2022 cost savings initiative”), which is expected to result in annual cost savings of over $100 million, net of continued strategic people investments. We recorded pre-tax costs of $20 million during 2022, consisting principally of severance related to initial actions taken under the plans. We recorded pre-tax costs of $58 million during the thirty-nine weeks ended October 29, 2023, consisting principally of severance related to additional actions taken in July and September 2023, and expect to incur approximately $7 million in the fourth quarter of 2023 in connection with the 2022 cost savings initiative, consisting principally of severance. Please see Note 15, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We recorded a pre-tax noncash goodwill impairment charge of $417 million in the third quarter of 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven by a significant increase in discount rates as a result of then-current economic conditions. Please see Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I Item 1 of this report for further discussion.

•We completed the sale of our approximately 8% economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III Apparel Group, Ltd. (“G-III”) on May 31, 2022 for approximately $20 million in cash, subject to customary adjustments, of which $19 million was received in the second quarter of 2022 and the remaining $1 million which was previously held in escrow was received in the fourth quarter of 2023 (the “Karl Lagerfeld transaction”). We recorded a pre-tax gain of $16 million in the second quarter of 2022 in connection with the transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 65% of our 2022 revenue was subject to foreign currency translation. The United States dollar strengthened against the euro, which is the foreign currency in which we transact the most business, as well as against most major currencies, during the first nine months of 2022, but then began to weaken in the fourth quarter of 2022. The United States dollar continued to weaken against the euro during the first nine months of 2023. The favorable impact in 2023 from the weakening of the United States dollar against the euro has been partially offset by the recent strengthening of the United States dollar against key currencies in which we transact business in the Asia Pacific region. We currently expect our 2023 revenue and net income to increase by approximately $45 million and $7 million, respectively, due to the impact of foreign currency translation.

There also is a transactional impact of foreign exchange on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. Our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We use foreign currency forward contracts to hedge against a portion of the exposure related to this transactional impact. We enter into these contracts up to 18 months in advance for a portion of the projected purchases and may enter into incremental contracts leading up to the time the inventory purchases occur. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our results of operations up to 18 months following their inception, as the underlying inventory hedged by the contracts is sold. We currently expect our 2023 net income to decrease by approximately $75 million as compared to 2022 due to the transactional impact of foreign currency with an expected negative impact to our 2023 gross margin of approximately 100 basis points.

We also have exposure to changes in foreign currency exchange rates related to our €1.125 billion aggregate principal amount of senior notes that are held in the United States. The strengthening of the United States dollar against the euro would require us to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments, whereas the weakening of the United States dollar against the euro would require us to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments. We designated the par value of these senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. In addition, we entered into multiple fixed-to-fixed cross-currency swap contracts in the third quarter of 2023, which, in aggregate, economically convert our $500.0 million principal amount of 4 5/8% senior notes due 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457.2 million. As part of these swap contracts, we will receive fixed-rate United States dollar-denominated interest at a weighted average rate of 1.405% and pay fixed-rate euro-denominated interest at a rate of 0%. We also designated these cross-currency swap contracts as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings and cross-currency swap contracts at the end of each period is recorded in equity. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Due to the above seasonal factors, our results of operations for the thirteen and thirty-nine weeks ended October 29, 2023 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended October 29, 2023 Compared With Thirteen Weeks Ended October 30, 2022

Total Revenue

Total revenue in the third quarter of 2023 was $2.363 billion as compared to $2.281 billion in the third quarter of the prior year. The increase in revenue of $82 million, or 4%, included a 3% positive impact of foreign currency translation and was due principally to the net effect of the following items:

•The addition of an aggregate $43 million of revenue, or a 4% increase compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a positive impact of $43 million, or 4%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 3% (including a 5% positive foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 6%.

•The net addition of an aggregate $56 million of revenue, or a 6% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a positive impact of $24 million, or 2%, related to foreign currency translation. Calvin Klein International segment revenue increased 10% (including a 4% positive foreign currency impact). Revenue in our Calvin Klein North America segment decreased 1% driven by a decrease in revenue through the wholesale distribution channel.

•The reduction of $17 million of revenue, or an 11% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment.

Our revenue through our direct-to-consumer distribution channel in the third quarter of 2023 increased 8%, including a 2% positive foreign currency impact. Sales through our directly operated digital commerce businesses increased 15%, including a 3% positive foreign currency impact. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, was approximately 20% of total revenue. Our revenue through our wholesale distribution channel increased 1% in the third quarter of 2023, inclusive of a 4% positive foreign currency impact.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs, and inspection costs. Also included as cost of goods sold are the amounts recognized on foreign currency forward contracts as the underlying inventory hedged by such forward exchange contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative (“SG&A”) expenses. All of our royalty, advertising and other revenue from licensing the use of our trademarks is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

Gross profit in the third quarter of 2023 was $1.339 billion, or 56.7% of total revenue, as compared to $1.274 billion, or 55.9% of total revenue, in the third quarter of the prior year. The 80 basis point increase was primarily driven by (i) lower freight and logistics costs as compared to the prior year period, (ii) the impact of a change in the revenue mix between our International and North America segments, as our International segments’ revenue was a larger proportion and these segments carry higher gross margins, and (iii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher gross margins. These increases were partially offset by an approximately 100 basis point decline due to the unfavorable impact of the stronger United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward contracts up to 18 months in advance of the related inventory purchases, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

SG&A Expenses

SG&A expenses in the third quarter of 2023 were $1.124 billion, or 47.6% of total revenue, as compared to $1.085 billion, or 47.6% of total revenue, in the third quarter of the prior year. SG&A expenses as percentage of revenue were flat compared to the prior year period and included increases resulting from (i) the impact of a change in the revenue mix between our International and North America segments, as our International segments’ revenue was a larger proportion and these segments carry higher SG&A expenses as percentages of total revenue, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher SG&A expenses as a percentage of total revenue and (iii) an increase in investments to drive our strategic initiatives, including a nearly 20% increase in marketing. These increases were offset by an approximately 150 basis point favorable impact due to the combination of (i) the 2022 costs savings initiative and (ii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

Goodwill Impairment

We recorded a pre-tax noncash goodwill impairment charge of $417 million in the third quarter of 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven by a significant increase in discount rates, as a result of then-current economic conditions. Please see Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the third quarter of 2023 was approximately $500,000 as compared to $3 million in the third quarter of the prior year. Please see Note 7, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $14 million in the third quarter of 2023 as compared to $11 million in the third quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and other owned and licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and other owned and licensed trademarks in the United States and Canada. Our investments in the joint ventures are being accounted for under the equity method of accounting.

Interest Expense, Net

Interest expense, net increased to $22 million in the third quarter of 2023 from $19 million in the third quarter of the prior year, primarily due to an increase in interest rates as compared to the prior year period.

Income Taxes

The effective income tax rate for the third quarter of 2023 was 22.2% compared to 19.8% in the third quarter of the prior year. The increase in the effective income tax rate was primarily due to a change in the mix of international and domestic earnings.

Thirty-Nine Weeks Ended October 29, 2023 Compared With Thirty-Nine Weeks Ended October 30, 2022

Total Revenue

Total revenue in the thirty-nine weeks ended October 29, 2023 was $6.728 billion as compared to $6.536 billion in the thirty-nine week period of the prior year. The increase in revenue of $192 million, or 3%, included a 1% positive impact of foreign currency translation and was due principally to the net effect of the following items:

•The addition of an aggregate $157 million of revenue, or a 5% increase compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a positive impact of $33 million, or 1%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 4% (including a 2% positive foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 7%.

•The net addition of an aggregate $87 million of revenue, or a 3% increase compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments. Calvin Klein International segment revenue increased 9%. Revenue in our Calvin Klein North America segment decreased 7%, as an increase in revenue through its direct-to-consumer distribution channel was more than offset by a decrease in revenue through the wholesale distribution channel. The impact of foreign currency translation on our Calvin Klein segments’ revenue in the period was not significant.

•The reduction of $52 million of revenue, or an 11% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment.

Our revenue through our direct-to-consumer distribution channel in the thirty-nine weeks ended October 29, 2023 increased 9%. The impact of foreign currency translation on our direct-to-consumer distribution channel revenue in the period was not significant. Sales through our directly operated digital commerce businesses increased 10%. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses, was approximately 20% of total revenue. Our revenue through our wholesale distribution channel decreased 1% in the thirty-nine weeks ended October 29, 2023, inclusive of a 1% positive foreign currency impact.

We currently expect revenue for the full year 2023 to increase approximately 1% compared to 2022, inclusive of the positive impact of less than 1% related to the 53rd week in 2023 and the negative impact of less than 1% related to the Heritage Brands intimate apparel transaction. We currently expect revenue for the fourth quarter of 2023 to decrease 3% to 4% compared to the prior year period. We expect the benefit of the 53rd week in the fourth quarter of 2023 to mostly offset the revenue reduction from the Heritage Brands intimate apparel transaction. We do not expect foreign currency translation to have a significant impact on our revenue in either of the respective periods.

Gross Profit

Gross profit in the thirty-nine weeks ended October 29, 2023 was $3.862 billion, or 57.4% of total revenue, as compared to $3.732 billion, or 57.1% of total revenue, in the thirty-nine week period of the prior year. The 30 basis point increase was primarily driven by (i) price increases that were implemented in certain regions and for certain product categories during 2022, (ii) lower freight and other logistics costs as compared to the prior year period, (iii) the impact of a change in the revenue mix between our International and North America segments, as our International segments’ revenue was a larger proportion and these segments carry higher gross margins, and (iv) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher gross margins. These increases were partly offset by (i) higher product costs as a result of inflationary pressures as compared to the prior year period and (ii) an approximately 120 basis point decline due to the unfavorable impact of the stronger United States dollar on our international businesses, particularly our European businesses, that purchase inventory in United States dollars, for which they generally enter into foreign currency forward contracts up to 18 months in advance of the related inventory purchases, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

We currently expect that gross margin for the fourth quarter of 2023 will increase by approximately 400 basis points as compared to the fourth quarter of 2022 primarily as a result of (i) an approximately 125 basis point favorable impact due to lower freight and other logistics costs as compared to the prior year, (ii) an approximately 150 basis point favorable impact due to the combination of (a) a change in the revenue mix between our International and North America segments as compared to 2022, as our International segments’ revenue is expected to be a larger proportion in 2023 than in 2022 and generally carries higher gross margins and (b) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2023 than in 2022 and generally carries higher gross margins and (iii) an approximately 125 basis point increase due to lower product costs in the fourth quarter as compared to the prior year period. These increases are expected to be partially offset by the approximately 50 basis point decline due to the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars as discussed.

SG&A Expenses

SG&A expenses in the thirty-nine weeks ended October 29, 2023 were $3.326 billion, or 49.4% of total revenue, as compared to $3.195 billion, or 48.9% of total revenue, in the thirty-nine week period of the prior year. The 50 basis point increase was due to (i) the impact of a change in the revenue mix between our International and North America segments, as our International segments’ revenue was a larger proportion and these segments carry higher SG&A expenses as percentages of total revenue, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion and carries higher SG&A expenses as a percentage of total revenue, (iii) net costs incurred in connection with the 2022 cost savings initiative and (iv) an increase in investments to drive our strategic initiatives, including an increase in marketing. These increases were partially offset by (i) the absence in 2023 of costs incurred in 2022 in connection with the exit from our Russia business primarily consisting of noncash asset impairments and (ii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

We currently expect that SG&A expenses as a percentage of revenue for the fourth quarter of 2023 will increase approximately 100 basis points as compared to the fourth quarter of 2022. Our expectation for the fourth quarter of 2023 includes increases primarily as a result of (i) the impact of a change in the revenue mix between our International and North America segments as compared to 2022, as our International segments’ revenue are expected to be a larger proportion in 2023 than in 2022 and generally carries higher SG&A expenses as percentages of total revenue and (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2023 than in 2022 and generally carries higher SG&A expenses as a percentage of total revenue. These increases are expected to be partially offset by the net favorable impact of the 2022 cost savings initiative.

Goodwill Impairment

We recorded pre-tax noncash goodwill impairment charges of $417 million in the thirty-nine weeks ended October 30, 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing in the third quarter of 2022. The impairment was non-operational and driven by a significant increase in discount rates, as a result of then-current economic conditions. Please see Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the thirty-nine weeks ended October 29, 2023 was $1 million as compared to $10 million in the thirty-nine week period of the prior year.

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

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $35 million in the thirty-nine weeks ended October 29, 2023 as compared to $43 million in the thirty-nine week period of the prior year. These amounts relate to our share of income (loss) from our unconsolidated affiliates as described in the thirteen weeks discussion above. The equity in net income for the thirty-nine weeks ended October 29, 2023 decreased as compared to the prior year period primarily due to a $16 million pre-tax net gain recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction, partly offset by an increase in income attributable to our joint venture in Mexico and our PVH Legwear LLC joint venture. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2023 will decrease to approximately $45 million as compared to $50 million in 2022 due to the absence in 2023 of the $16 million pre-tax gain that we recorded in the second quarter of 2022 in connection with the Karl Lagerfeld transaction, partly offset by an increase in income attributable to our joint venture in Mexico and our PVH Legwear LLC joint venture.

Interest Expense, Net

Interest expense, net increased to $68 million in the thirty-nine weeks ended October 29, 2023 from $61 million in the thirty-nine week period of the prior year, primarily due to an increase in interest rates as compared to the prior year period.

Interest expense, net for the fourth quarter and full year 2023 are currently expected to be approximately $25 million and approximately $93 million, respectively, an increase compared to $22 million and $83 million, respectively, in 2022, primarily due to an increase in interest rates as compared to 2022.

Income Taxes

The effective income tax rate for the thirty-nine weeks ended October 29, 2023 was 22.3% compared to 45.1% in the thirty-nine week period of the prior year. The decrease in the effective income tax rate was primarily due to (i) the impact of the $417 million noncash, non-deductible goodwill impairment charge recorded during the third quarter of 2022, which resulted in a pre-tax loss with no tax benefit and was factored into our annualized effective tax rate, and (ii) a change in the mix of international and domestic earnings.

We currently expect that our effective income tax rate for both the fourth quarter and full year 2023 will be approximately 22%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at October 29, 2023 was $358 million, a decrease of $193 million from the $551 million at January 29, 2023. The change in cash and cash equivalents included the impact of $266 million of completed common stock repurchases under the stock repurchase program. We ended the third quarter of 2023 with approximately $1.4 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2023 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) mandatory long-term debt repayments of approximately $112 million, subject to exchange rate fluctuations, (ii) the proceeds from the sale of our Warner’s, Olga and True&Co. businesses, which closed on November 27, 2023, for $160 million in cash, and (iii) expected common stock repurchases under the stock repurchase program of approximately $550 million. The planned common stock repurchases include an increase of $150 million as compared to prior expectations, utilizing the net proceeds from the Heritage Brands intimate apparel transaction.

As of October 29, 2023, $259 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions in which we would expect to incur material tax costs upon distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $312 million in the thirty-nine weeks ended October 29, 2023 compared to $276 million of cash used by operating activities in the thirty-nine weeks ended October 30, 2022. The increase in cash provided by operating activities as compared to the prior year period was primarily driven by changes in our working capital, including changes in inventories net of the related change in payables, primarily as a result of (a) a reduction in inventories in the current year period from the elevated levels of inventory we experienced in the second half of 2022 and (b) an increase in inventories during the prior year period as we were building back from lean inventory levels in 2021. Our cash flows from operations have been impacted by supply chain and logistics disruptions and have been and may continue to be impacted by lower consumer demand as a result of inflationary pressures, particularly in North America and to a lesser extent in Europe. In an effort to mitigate these impacts, we have been and continue to be focused on working capital management.

Supply Chain Finance Program

We have a voluntary supply chain finance program (the “SCF program”) administered through a third party platform that provides our inventory suppliers with the opportunity to sell their receivables due from us to participating financial institutions in advance of the invoice due date, at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreements between the suppliers and the financial institutions and have no economic interest in a supplier’s decision to sell a receivable. Our payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the SCF program. Please see Note 19, “Other Comments,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of our SCF program.

Investments in Unconsolidated Affiliates

We received dividends of $30 million and $16 million from our investments in unconsolidated affiliates during the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively. These dividends are included in our net cash provided (used) by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Heritage Brands Intimate Apparel Sale

We entered into a definitive agreement on November 10, 2023 to sell our Warner’s, Olga and True&Co. businesses to Basic Resources for $160 million in cash, subject to adjustment, and subsequently completed the sale on November 27, 2023. There is a potential earnout of up to $10 million that we may receive subsequent to the earnout period, based on calendar year 2024 net sales of a portion of the sold businesses. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Karl Lagerfeld Transaction

We completed the sale of our approximately 8% economic interest in Karl Lagerfeld to a subsidiary of G-III on May 31, 2022 for $20 million in cash, subject to customary adjustments, of which $19 million was received in the second quarter of 2022 and the remaining $1 million which was previously held in escrow was received in the fourth quarter of 2023. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended October 29, 2023 were $163 million compared to $195 million in the thirty-nine weeks ended October 30, 2022. We currently expect that capital expenditures for the full year 2023 will be approximately $250 million as compared to $290 million in 2022 and will primarily consist of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America.

Dividends

Cash dividends paid on our common stock totaled $7 million and $8 million during the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively.

We currently project that cash dividends paid on our common stock in 2023 will be approximately $9 million based on our current dividend rate, the number of shares of our common stock outstanding as of October 29, 2023, our estimate of stock to be issued during 2023 under our stock incentive plans and our estimate of stock repurchases for the remainder of 2023.

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

During the thirty-nine weeks ended October 30, 2022, we purchased 5.1 million shares of our common stock under the program in open market transactions for $326 million. During the thirty-nine weeks ended October 29, 2023, we purchased 3.2 million shares of our common stock under the program in open market transactions for $268 million, excluding excise taxes of $2 million. Purchases of $6 million that were accrued for in our Consolidated Balance Sheet as of January 30, 2022 were paid in the first quarter of 2022. Purchases of $2 million were accrued for in our Consolidated Balance Sheet as of October 29, 2023. As of October 29, 2023, the repurchased shares were held as treasury stock and $555 million of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

We currently expect common stock repurchases under the stock repurchase program of approximately $550 million for the full year 2023, which includes an increase of $150 million as compared to prior expectations, utilizing the net proceeds from the Heritage Brands intimate apparel transaction.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	10/29/23	1/29/23	10/30/22
Short-term borrowings	$18	$46	$98
Current portion of long-term debt	665	112	37
Finance lease obligations	10	12	10
Long-term debt	1,571	2,177	2,109
Stockholders’ equity	5,054	5,013	4,823

In addition, we had $358 million, $551 million and $457 million of cash and cash equivalents as of October 29, 2023, January 29, 2023 and October 30, 2022, respectively.

We expect to make long-term debt repayments of approximately $112 million during 2023, which includes $100 million of debentures that were repaid on November 15, 2023 at maturity.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of October 29, 2023.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $207 million based on exchange rates in effect on October 29, 2023 and are utilized primarily to fund working capital needs. We had $18 million outstanding under these facilities as of October 29, 2023. The weighted average interest rate on funds borrowed as of October 29, 2023 was 0.25%.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of October 29, 2023.

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $3 million in each of the thirty-nine weeks ended October 29, 2023 and October 30, 2022.

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

We had loans outstanding of $455 million, net of debt issuance costs and based on applicable exchange rates, under the Euro TLA facility as of October 29, 2023.

We made payments of $9 million on our term loan under the 2022 facilities during the thirty-nine weeks ended October 29, 2023. We made payments of $23 million on our term loan under the 2019 facilities during the thirty-nine weeks ended October 30, 2022.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of October 29, 2023, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of October 29, 2023, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2023. During the thirty-nine weeks ended October 29, 2023, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 29, 2023.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of October 29, 2023 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of October 29, 2023. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at October 29, 2023, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.4 million annually. Borrowings under the 2022 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, the 2022 facilities expose us to market risk for changes in interest rates. As of October 29, 2023, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million, annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

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

We currently expect our 2023 revenue and net income to increase by approximately $45 million and $7 million, respectively, due to the impact of foreign currency translation.

During the thirty-nine weeks ended October 29, 2023, we recognized unfavorable foreign currency translation adjustments of $150 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the euro of 3% since January 29, 2023, and a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the strengthening of the United States dollar against both the Chinese yuan renminbi of 7% and the Australian dollar of 11% since January 29, 2023). Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 40% of our $5.4 billion total goodwill and other intangible assets as of October 29, 2023. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

A transactional impact on financial results is common for apparel companies operating outside the United States that purchase goods in United States dollars, as is the case with most of our foreign operations. Our results of operations will be unfavorably impacted during times of a strengthening United States dollar, as the increased local currency value of inventory results in a higher cost of goods in local currency when the goods are sold, and favorably impacted during times of a weakening United States dollar, as the decreased local currency value of inventory results in a lower cost of goods in local currency when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany transactions and SG&A expenses. We currently use and plan to continue to use foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. We enter into foreign currency forward contracts pertaining to United States dollar inventory purchases by foreign subsidiaries up to 18 months in advance for a portion of the projected purchases and may enter into incremental contracts leading up to the time the inventory purchases occur.

We currently expect our 2023 net income to decrease by approximately $75 million as compared to 2022 due to the transactional impact of foreign currency with an expected negative impact to our 2023 gross margin of approximately 100 basis points.

Given our foreign currency forward contracts outstanding at October 29, 2023, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $100 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we use both non-derivative instruments (the par value of certain of our foreign-denominated debt) and derivative instruments (cross-currency swap contracts), which we designate as net investment hedges. We designated the par value of our €1.125 billion aggregate principal amount of senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. In addition, we entered into multiple receive fixed-rate United States dollar-denominated interest and pay fixed-rate euro-denominated interest cross-currency swap contracts in the third quarter of 2023, which we also designated as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $165 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes and to settle our cross-currency swap contracts, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes and to settle our cross-currency swap contracts.

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

We are currently undertaking a major multi-year SAP S/4 implementation to upgrade our platforms and systems worldwide. The implementation is occurring in phases over multiple years. We successfully launched the Global Finance functionality on the SAP S/4 platform in Asia and North America in the first quarter of 2020 and the commercial functionality on the SAP S/4 platform for certain businesses in North America in the third quarter of 2021 and for certain businesses in Asia in the first and third quarters of 2023.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of October 29, 2023.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)(3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 31, 2023 -
August 27, 2023	264,007	$83.95	252,450	$602,184,433
August 28, 2023 -
October 1, 2023	371,080	78.59	334,250	575,953,017
October 2, 2023 -
October 29, 2023	285,833	73.72	283,250	555,077,759
Total	920,920	$78.62	869,950	$555,077,759

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

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2023 in connection with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

(3) Average price paid per share (or unit) excludes excise taxes.

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended October 29, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

The following exhibits are included herein:

3.1
Amended and Restated Certificate of Incorporation of PVH Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed June 21, 2019); Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PVH Corp., filed on June 22, 2023 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended July 30, 2023).

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

PVH CORP.
Registrant

Dated:	December 7, 2023	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President and Controller (Principal Accounting Officer)