Form 10-K
period 2024-02-04
PVH CORP. /DE/
filed 2024-04-02
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	February 4, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number	001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on July 30, 2023 (the last business day of the registrant’s most recently completed second quarter) was $5,332,751,232.
Number of shares of Common Stock outstanding as of March 15, 2024: 57,688,908

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2024	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022, the 2021 sale of assets of, and exit from, our Heritage Brands menswear and retail businesses, and the November 2023 sale of the Heritage Brands women’s intimate apparel business to focus on our Calvin Klein and Tommy Hilfiger businesses; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the announced plan to bring in-house most of the product categories currently licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by the Company; (iv) we have significant levels of outstanding debt and borrowing capacity and use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that has led to our decision to exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of our business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy, may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands value; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; and (xviii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PVH Corp.
Form 10-K
For the Year Ended February 4, 2024

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2023 year commenced on January 30, 2023 and ended on February 4, 2024; our 2022 year commenced on January 31, 2022 and ended on January 29, 2023; and our 2021 year commenced on February 1, 2021 and ended on January 30, 2022.

References in this report to the brand names TOMMY HILFIGER, TOMMY JEANS, Calvin Klein, CK Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear, Calvin Klein Performance, which are owned, Warner’s, Olga and True&Co., which we owned until November 27, 2023, Van Heusen, IZOD, ARROW and Geoffrey Beene, which we owned through the second quarter of 2021 and now license back certain of these brands for certain product categories, Nike, which we license for the men’s underwear category, and to other brand names owned by us or licensed to us by third parties, are to registered and common law trademarks and are identified by italicizing the brand name.

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

We also make available at no cost on PVH.com, the charters of the committees of the PVH Corp. Board of Directors, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics.

Company Overview

We are one of the largest global apparel companies in the world. We have approximately 29,000 associates operating in more than 40 countries and generated $9.2 billion, $9.0 billion and $9.2 billion in revenues in 2023, 2022 and 2021, respectively. Our global iconic lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue during each of 2023, 2022 and 2021. Revenue in 2021 and 2022 was negatively impacted by the COVID-19 pandemic and related supply chain and logistics disruptions. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for further discussion.

In addition to TOMMY HILFIGER and Calvin Klein, which are owned, we previously owned a portfolio of other brands, which primarily consisted of Warner’s, Olga and True&Co., which we owned until November 27, 2023, Van Heusen, IZOD, ARROW and Geoffrey Beene, which we owned through the second quarter of 2021 and continue to license back certain of these brands for certain product categories, and Nike, which we license for the men’s underwear category. We refer to our currently or previously owned and licensed trademarks, other than TOMMY HILFIGER and Calvin Klein, as our “heritage brands” and the businesses we currently operate or previously operated under the heritage brands as our Heritage Brands business.

We design and market branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer products to a broad range of consumers, reducing our reliance on any one price point, distribution channel or region. We also license the use of our trademarks to third parties and joint ventures for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

Our directly operated businesses in North America during 2023 consisted principally of (i) wholesale sales under our owned and licensed trademarks; and (ii) the operation of retail stores, principally in premium outlet centers, and digital commerce sites under our TOMMY HILFIGER and Calvin Klein trademarks. Our directly operated businesses outside of North America consisted principally of (i) our wholesale and retail store sales and the operation of digital commerce sites in Europe and the Asia-Pacific region under our TOMMY HILFIGER trademarks; and (ii) our wholesale and retail store sales and the operation of digital commerce sites in Europe, the Asia-Pacific region and Brazil under our Calvin Klein trademarks. Our licensing activities principally related to the licensing worldwide of our TOMMY HILFIGER and Calvin Klein trademarks for a broad array of product categories and for use in certain territories.

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

We extended in November 2022 most of our licensing agreements with G-III Apparel Group, Ltd. (“G-III”) for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2027, the first of which occurred at the end of calendar 2023. Upon expiration, we intend to bring most of the licensed product categories in-house and directly operate these businesses.

We completed the sale of our Warner’s, Olga and True&Co. women’s intimates businesses, including the related trademarks, to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”). We completed the sale of our Van Heusen, IZOD, ARROW and Geoffrey Beene trademarks, as well as certain related inventories, to Authentic Brands Group (“ABG”) and other parties on the first day of the third quarter of 2021 (the “Heritage Brands menswear transaction”).

We aggregate our reportable segments for purposes of discussion in this report into three main businesses: (i) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; (ii) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments; and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale segment and, through the second quarter of 2021, the Heritage Brands Retail segment, which has ceased operations. Note 20, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income (loss) before interest and taxes, assets, depreciation and amortization, and capital expenditures related to each segment, as well as information regarding our revenue generated by distribution channel and based on geographic location, and the geographic locations where our net property, plant and equipment is held.

Tommy Hilfiger Business Overview

TOMMY HILFIGER is one of the world’s most recognized premium lifestyle brands, welcoming and inspiring consumers since 1985. Originally established in New York City and infused with the spirit of Americana, the brand is defined by its Classic American Cool roots and red, white and blue DNA. Inspired by a relentless pursuit of writing new rules for American fashion and pop culture, TOMMY HILFIGER represents the modern uniform for an aspirational lifestyle. Founder Tommy Hilfiger remains our Principal Designer and provides guidance and inspiration for the design process. Global retail sales of products sold under the TOMMY HILFIGER brands, including sales by our licensees, were approximately $9 billion in 2023.

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

Approximately $325 million was spent globally in 2023 in connection with the advertising, marketing and promotion of the Tommy Hilfiger brands, with a significant portion related to digital media spend, of which approximately 20% of these expenses were funded by Tommy Hilfiger’s licensees and other authorized users of the brands. Tommy Hilfiger’s global marketing and communications strategy taps into the world of F.A.M.E.S – Fashion, Art, Music, Entertainment and Sport – as a constant source of energy and inspiration. Since its inception, Tommy Hilfiger has understood the importance of putting the brand at the heart of pop culture, leading the way in cultivating partnerships that elevate the brand experience and power growth. Major global campaigns and activations with world-class athletes, musicians and entertainers celebrate their shared values of drive, dedication and passion. Driven by people, places and ideas, the brand is kept relevant through investment in the best talent who are defining what’s next, consistently wrapped up in red, white and blue.

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

G-III Apparel Group, Ltd. / G-III Apparel Canada ULC (1)
Men’s and women’s outerwear, luggage, women’s apparel, dresses, suits and swimwear (excluding intimates, sleepwear, loungewear, hats, scarves, gloves and footwear) and men’s and women’s activewear that also bear trademarks associated with professional sports leagues or their member teams, including the National Football League, the National Basketball Association and the National Hockey League (United States and Canada)

Handsome Corporation	Men’s, women’s and children’s apparel, sportswear, socks and accessories and men’s and women’s outerwear and golf products (South Korea)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. / Swissam Products Limited	Men’s and women’s watches and jewelry (worldwide)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States, Canada and Mexico)

Safilo S.p.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)
(1)     During the fourth quarter of 2022, we extended most of our license agreements with G-III for TOMMY HILFIGER in the United States and Canada, which now have staggered expirations through 2027, the first of which occurred at the end of calendar 2023. Upon expiration, we intend to bring most of these product categories in-house and directly operate these businesses.

Our Tommy Hilfiger North America segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities in the United States, Canada and Mexico, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in the PVH Legwear LLC joint venture (“PVH Legwear”) relating to each joint venture’s Tommy Hilfiger business. Our Tommy Hilfiger International segment includes the results of our Tommy Hilfiger wholesale, retail and licensing activities outside of North America, and our proportionate share of the net income or loss of our investments in our joint venture in India, relating to the joint venture’s Tommy Hilfiger business, and our joint venture in Brazil. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s joint ventures.

Calvin Klein Business Overview

Calvin Klein is one of the world’s leading global fashion lifestyle brands with a history of bold, non-conformist ideals. Founded in New York in 1968, the brand’s minimalist and sensual aesthetic drives our approach to product design and communication, creating a canvas that underpins our promise of creativity, confidence and empowerment. Global retail sales of products sold under the Calvin Klein brands, including sales by our licensees, were approximately $9 billion in 2023. Each of the brands has a distinct identity and position in the retail landscape, providing us the opportunity to market domestically and internationally a range of products at various price points, through multiple distribution channels and to different consumer groups.

The Calvin Klein brands consist of Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear, Calvin Klein Performance and CK Calvin Klein. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on calvinklein.com, and principally consist of men’s and women’s sportswear, jeanswear, underwear, swimwear, footwear and accessories. The products sold under the brands include those produced under licenses with third parties for a broad range of lifestyle products, including fragrance, men’s and women’s apparel, home furnishings, footwear, eyewear, watches and jewelry in various countries and regions, as well as for certain territories.

Approximately $370 million was spent globally in 2023 in connection with the advertising, marketing and promotion of the Calvin Klein brands, with a significant portion related to digital media spend, of which approximately 35% of these expenses were funded by Calvin Klein’s licensees and other authorized users of the brands. Calvin Klein’s global marketing and communications strategy is to bring together all facets of the consumer marketing experience. The Calvin Klein brands continue to generate compelling brand and cultural relevancy by continually evolving and driving consumer engagement. Marketing campaigns for the brand are focused on a truly digital first, socially powered experience for consumers, through the use of global and regional brand ambassadors, capsule collections and experiential events.

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

Calvin Klein’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

Coty Inc.	Men’s and women’s fragrance (worldwide)

F&T Apparel LLC & KHQ Investment LLC	Children’s jeanswear and certain performance wear (United States and Canada)

G-III Apparel Group, Ltd. (1)	Women’s suits, dresses, sportswear, jeanswear, active performancewear, handbags and small leather goods, men’s and women’s coats, men’s and women’s luggage and men’s and women’s swimwear (United States and Canada with luggage jurisdictions including Europe, Asia and elsewhere)

Hollander Sleep Products LLC, Bedding Acquisition LLC & Keeco, Inc.	Down, polyester and feather duvets, pillows, mattress pads and toppers, and feather beds (United States, Canada & Mexico)

MBF Holdings LLC	Men’s and women’s Calvin Klein and Calvin Klein Jeans footwear (United States and Canada)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

Movado Group, Inc.	Men’s and women’s watches and jewelry (worldwide)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States, Canada and Mexico)
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

Heritage Brands Business Overview

Our Heritage Brands business consists of the design, sourcing and marketing of a selection of men’s underwear under the Nike brand and men’s dress shirts under the Van Heusen brand and other licensed brand names. This business included until November 27, 2023, when we completed the Heritage Brands intimates transaction, the design, sourcing and marketing of a varied selection of women’s intimate apparel under the Warner’s, Olga and True&Co. brands. It also included until August 2, 2021, when we completed the Heritage Brands menswear transaction, the design, sourcing and marketing of a varied selection of sportswear under the Van Heusen, IZOD, ARROW and Geoffrey Beene brands and the licensing to third parties of these brands for an assortment of product categories.

Our Heritage Brands Wholesale segment derives revenue primarily from the distribution and the sale of products (i) in the United States and Canada through department, chain and specialty stores, warehouse clubs, mass market and off-price retailers (in stores and online), as well as through pure play digital commerce retailers; and (ii) in Australia primarily under the Van Heusen brand. This segment also includes our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear relating to each joint venture’s Heritage Brands business. This segment also had included the results of our directly operated digital commerce site for Van Heusen and IZOD in the United States, which ceased operations during the third quarter of 2021 in connection with the Heritage Brands menswear transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s joint ventures.

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

Our Business Strategy

At our April 2022 Investor Day, we introduced the PVH+ Plan, our multi-year, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH one of the highest performing brand groups in our sector. The PVH+ Plan is executed through five key drivers:

•Win with product by advancing our category offense with the most compelling products in the market.

•Win with consumer engagement using cut through campaigns supercharged by our influencer engine that leverages a powerful network of aspirational talent and by elevating consumer experience.

•Win in the digitally-led marketplace by growing our direct-to-consumer channels while strengthening key wholesale partnerships.

•Develop a demand- and data-driven operating model by connecting the planning, buying and selling of inventory closer to demand.

•Drive efficiencies and invest in growth while improving our cost competitiveness.

These five foundational drivers apply to each of our businesses and are activated in the regions to meet the unique expectations of our consumers around the world.

 Other Strategic Opportunities

While our strategic focus is on building the TOMMY HILFIGER and Calvin Klein brands, we also explore strategic acquisitions of licensed businesses, companies and trademarks, license take-backs and licensing opportunities that we believe are additive to our overall business. These could include product category, platform capability expertise, brand positioning and design perspective needs. We take a disciplined approach to any acquisitions, whether through the acquisitions of our licensed businesses or by seeking new brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies.

Seasonality

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter tends to have the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. This seasonal pattern was disrupted temporarily during the COVID-19 pandemic. Working capital requirements vary throughout the year to support these seasonal patterns and business trends.

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

Product Sourcing

We have an extensive established network of worldwide sourcing partners that enables us to meet our customers’ needs without relying on any one vendor or factory or on vendors or factories in any one country. Our products were produced in over 1,000 factories in approximately 40 countries during 2023. All of these factories were operated by independent manufacturers, with most located in Asia.

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

Corporate Responsibility

As one of the largest fashion companies in the world, we recognize that we have a responsibility to address our environmental and social impacts by continuing to drive fashion forward for good.

Our long-term corporate responsibility strategy - Forward Fashion - is our guiding principle in our journey to make progress toward our environmental, social and inclusion and diversity targets and plays an increasingly important role in our PVH+ Plan. The Forward Fashion strategy has recently been revised to focus on three pillars:

•Accelerating climate action by transitioning to net zero greenhouse gas emissions and evolving our operations to preserve resources and nature.

•Advancing human rights by respecting, promoting and realizing fundamental principles and rights for those working in our supply chains.

•Championing inclusion and diversity by promoting inclusion, equity, belonging and opportunity for the advancement of our associates and communities.

We issue an annual report on our corporate responsibility efforts that can be found on our corporate website. We encourage you to read our annual Corporate Responsibility Report on our PVH.com corporate website for more detailed information regarding our environmental and social programs and initiatives. None of our corporate website, our Corporate Responsibility Report nor any portions thereof are incorporated by reference into this Annual Report.

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

Material Customers

Our largest customers account for a meaningful portion of our revenue. Sales to our five largest customers were 13.3% of our revenue in 2023, 14.1% of our revenue in 2022 and 15.0% of our revenue in 2021. No single customer accounted for more than 5% of our revenue in 2023, 2022 or 2021.

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

A significant emphasis of our marketing programs is digital media, including our digital commerce platforms and social media channels, which allow us to expand our consumer reach and enable us to provide timely information in an entertaining fashion in regard to our products, special events, promotions and store locations. Tommy Hilfiger’s digital commerce site, tommy.com, and Calvin Klein’s digital commerce site, calvinklein.com, serve as marketing vehicles to complement the ongoing development of the TOMMY HILFIGER and Calvin Klein lifestyle brands, respectively, in addition to offering a broad array of apparel and licensed products. In 2023, a significant portion of our marketing and advertising spend related to digital media.

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

Trademarks

We own the TOMMY HILFIGER and Calvin Klein trademarks, as well as related trademarks (e.g., the TOMMY HILFIGER flag logo and crest design). Our owned trademarks are registered for use in each of the primary countries where our products are sold and additional applications for registration of these and other trademarks are made in jurisdictions to accommodate new marks, uses in additional trademark classes or additional categories of goods or expansion into new countries.

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

Our trademarks and other intellectual property rights are valuable assets and we vigorously seek to protect them on a worldwide basis against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. The TOMMY HILFIGER and Calvin Klein brands enjoy significant worldwide consumer recognition and their price-positioning provides opportunity and incentive for counterfeiters and infringers. We have broad, proactive enforcement programs that we believe have been generally effective in controlling the sale of counterfeit products in our key markets.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, low barriers to entry for digitally native brands, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous global domestic and foreign designers, brand owners, manufacturers and retailers of apparel, accessories and footwear, including, in certain circumstances, the private label brands of our wholesale customers. Additionally, with the substantial growth in the digital channel, there are more companies in the apparel sector and an increased level of transparency in pricing and product comparisons, which impacts purchasing decisions. Consumers also are increasingly focused on circularity with respect to apparel and the option from new market players to rent or purchase pre-owned apparel also is impacting purchasing decisions.

We believe we are well-positioned to compete in the apparel industry on the basis of style, quality, price and service. Our business depends on our ability to remain competitive in these areas, as well as on our ability to stimulate consumer tastes and demand through our product offerings and marketing and advertising efforts. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer differentiated products to a broad range of consumers, reducing our reliance on any one demographic group, product category, price point, distribution channel or region. Our brands have long histories and enjoy high recognition and awareness within their respective consumer segments. The worldwide recognition of the TOMMY HILFIGER and Calvin Klein brands provides us with significant global opportunities to expand their global penetration in existing markets, into new markets and into additional product categories.

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

Our industry has experienced and we have been impacted by increased regulation and enforcement, in particular in regards to concerns around forced labor in supply chains. Please see our risk factor “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations” in Item 1A, “Risk Factors,” for further discussion.

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

Governance and Oversight

The PVH Board of Directors and its committees provide oversight on human capital matters. The Nominating, Governance & Management Development Committee is charged, in part, with monitoring issues of corporate conduct and culture, and provides oversight of diversity, equity and inclusion policies and programs as it relates to our management development, talent assessment and succession planning programs and processes. The Board’s Corporate Responsibility Committee is responsible for monitoring policies and performance related to corporate responsibility, including employment and workers’ rights, and matters relating to health and safety (with particular regard to building and fire safety and health conditions in our supply chains). In addition, our Executive Leadership Team is regularly engaged in the development and management of key associate programs and initiatives, guiding our culture, associate experience, and talent development programs.

Associate Information

As of February 4, 2024, we employed approximately 29,000 associates, of which approximately 12,000 associates were employed on a part-time basis. Approximately 34% of our associates are employed in the United States. Approximately 66% of our associates are employed in Company-operated retail stores, 27% are assigned to offices and 7% are employed in warehousing and distribution facilities. Our use of seasonal workers is not significant and is largely associated with the Christmas and Lunar New Year selling periods. Approximately 1% of our total associate population is represented for the purpose of collective bargaining by two different unions in the United States. Our collective bargaining agreements generally are for three-year terms. In some international markets, a significant percentage of associates are covered by governmental labor arrangements. Additionally, we have one or more works councils in several European countries. Works councils are organizations that represent workers in respect to certain actions management seeks to take that could have a broad effect on the workers. We believe that our relations with our associates are good.

Diversity, Equity and Inclusion

Our culture is grounded in our values. We seek to cultivate an environment of inclusion, equity and belonging for all to build a better workplace, drive innovation in the marketplace and create positive impacts in our communities.

We believe we benefit from the unique strengths that each of our associates brings to the workplace, and that a diverse workforce is critical to our long-term success. We strive to improve continuously and make PVH an inclusive work environment through diversity recruitment, development programs, and equitable policies and initiatives. One example is our business resource groups (“BRGs”), which are associate-initiated and associate-led groups that foster an inclusive culture and are intended to contribute to the overall success of the business. We have ten BRGs with 21 chapters globally, most of which are comprised of associates from traditionally underrepresented groups and allies who support them. The BRGs are dedicated to bringing associates together to increase professional and social networks, enhance career development and business acumen, and contribute to building a more inclusive work environment. These groups are supported by our global and regional Inclusion and Diversity (“I&D”) Councils.

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

Our I&D efforts have been recognized externally over the years, including PVH being named in 2023 to Forbes World’s Top Companies for Women. We also ranked as one of America’s Most JUST Companies by JUST Capital in 2023.

Talent Management and Development

Our talent management and development processes support associate performance, development, and talent and succession planning. We regularly review succession plans and conduct assessments to identify talent needs and growth paths for our associates.

Developing our associates is a key strategic priority for us. In 2023, strengthening people manager capability was a focus area supported by the release of the Manager Studio, a global digital destination and suite of learnings intended to support people managers in driving performance, leading teams, and building culture. Through Manager Studio, people managers are supported through the six essential management moments that together create a consistent associate experience and allow teams to deliver impact on our business objectives. This complements PVH University, our global internal learning and development platform, that provides engaging and impactful learning content tools and learning opportunities that empower associates to build core competencies and develop skills necessary for improvement and advancement. Additionally in 2023, we enhanced our performance management practices to enable stronger connections between the PVH+ Plan and individual associates’ priorities, and to motivate our associates to develop, leverage their strengths, and grow a career at PVH.

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

We recognize how important it is for our associates to take care of themselves, and we provide benefits, programs and services so they can take the time to focus on their physical, mental and financial health and their families and loved ones. We continue to offer Virgin Pulse and Headspace to global associates, applications that support wellbeing, and we closed the majority of our global offices in recognition of World Mental Health Day. “Work from Anywhere” weeks provide associates with the flexibility to work up to four weeks each year from anywhere. Across all regions, we continued the practice of meeting-free Friday afternoons as associates transitioned to hybrid work.

In regard to compensation, we are committed to achieving pay equity and have developed a global framework of consistent guidelines and practices on compensation. We have engaged third party experts in the past to conduct global studies of gender and ethnicity pay equity, and intend to conduct additional studies in the future.

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

We encourage you to read our annual Corporate Responsibility Report on our PVH.com corporate website for more detailed information regarding our social and corporate governance programs and initiatives. None of our corporate website, our Corporate Responsibility Report nor any portions thereof are incorporated by reference into this Annual Report.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Stefan Larsson	49	Chief Executive Officer
Zachary Coughlin	48	Executive Vice President and Chief Financial Officer
Martijn Hagman	49	Chief Executive Officer, Tommy Hilfiger Global and PVH Europe
Mark D. Fischer	62	Executive Vice President, General Counsel and Secretary
Amba Subrahmanyam	50	Executive Vice President, Chief People Officer
Eva Serrano	51	Global Brand President, Calvin Klein

Mr. Larsson joined us as President in 2019 and became Chief Executive Officer on the first day of 2021. From 2015 until 2017, Mr. Larsson was President and Chief Executive Officer of Ralph Lauren Corporation. From 2012 until 2015, he was the Global President of Old Navy, Inc., a division of The Gap, Inc.

Mr. Coughlin joined us as Executive Vice President, Chief Financial Officer in 2022. From 2019 until 2021, Mr. Coughlin was Group Chief Financial Officer and Chief Operating Officer of DFS Holdings Limited, a subsidiary of the LVMH Group. From 2015 until 2018, he was Chief Financial Officer of Converse, Inc., a subsidiary of Nike, Inc.

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

Ms. Subrahmanyam joined us as Executive Vice President, People, PVH Americas and Calvin Klein Global in 2022 and became Executive Vice President, Chief People Officer effective February 5, 2024. From 2017 until 2021, Ms. Subrahmanyam was Senior Vice President, Chief Human Resources Officer and Social Impact of Kate Spade New York, a subsidiary of Tapestry, Inc. From 2015 until 2017, she was Senior Vice President, Chief Human Resources Officer of Stuart Weitzman, a subsidiary of Tapestry, Inc.

Ms. Serrano joined us as Global Brand President, Calvin Klein on March 6, 2023. From 2019 until joining PVH, Ms. Serrano was President, Inditex Greater China, having served as International Commercial Director for Zara Asia Pacific, a subsidiary of Inditex, from 2006 to 2018.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the other information set forth herein when evaluating our business and the forward-looking statements made herein. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may occur or become material and also may adversely affect our business, financial condition or results of operations.

Business and Operational Risks

A significant portion of our revenue and gross profit is derived from a small number of large wholesale customers and the loss of any of these customers or significant financial difficulties in their businesses could substantially reduce our revenue.

A small number of our customers account for a meaningful portion of our revenue. Sales to our five largest customers were 13.3%, 14.1% and 15.0% of our revenue in 2023, 2022 and 2021, respectively. No single customer accounted for more than 5% of our revenue in any such year.

We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any major customer, whether motivated by marketing strategy, competitive conditions, financial difficulties, climate impacts or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners for any reason, including due to store closures, reduced traffic and consumer spending trends, or product delivery delays, such as those that resulted from the COVID-19 pandemic, could reduce substantially our revenue and materially adversely affect our profitability.

The retail industry has seen a great deal of consolidation and other ownership changes, as well as store closing programs, restructurings, reorganizations, management changes and activist shareholder campaigns. We expect these disruptions to be ongoing, particularly as omnichannel strategies and digital commerce continue to grow. In the future, retailers also may reposition their stores’ target markets or marketing strategies. Any of these types of actions could result in a further decrease in the number of stores to which we can sell, to which we want to sell or which want to carry our products and there can be no assurance that these sales can be fully offset by sales through digital channels. Additionally, stores may purchase a smaller amount of our products and reduce the retail floor space designated for our brands. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers or decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to develop and grow our Tommy Hilfiger and Calvin Klein businesses.

Our PVH+ Plan strategy involves growing our Tommy Hilfiger and Calvin Klein businesses. Our achievement of revenue and profitability growth from these businesses will depend largely upon our ability to:
•continue to maintain and enhance the distinctive brand identities of the TOMMY HILFIGER and Calvin Klein brands;
•continue to maintain good working relationships with our brand licensees and enter into new, or renew or extend existing, license agreements and successfully transition licensed businesses in house, including our announced plan to bring in house over time most of the product categories currently licensed to G-III, our largest licensee of both brands, and directly operate those businesses; and
•continue to strengthen and expand the Tommy Hilfiger and Calvin Klein businesses.

We cannot assure you that we can execute successfully any of these actions, nor can we assure you that the launch of any additional product lines or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to carry out our growth strategy successfully may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space or add additional product lines, our ability to develop new relationships with retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to continue to develop and grow our businesses, our financial condition and results of operations may be materially adversely affected.

Our success depends on the value of our “TOMMY HILFIGER” and “Calvin Klein” brands and, if the value of either of those brands were to diminish, our business could be adversely affected.

Our success depends on our brands and their value. The TOMMY HILFIGER name is integral to the existing Tommy Hilfiger business, as well as to our strategies for continuing to grow and expand the business. Mr. Hilfiger, who continues his role of Principal Designer, is closely identified with the TOMMY HILFIGER brands and any negative perception with respect to Mr. Hilfiger could adversely affect the brands. In addition, under Mr. Hilfiger’s employment agreement, if his employment is terminated for any reason, his agreement not to compete with the Tommy Hilfiger business will expire two years after such termination. Although Mr. Hilfiger could not use any TOMMY HILFIGER trademark in connection with a competitive business, his association with a competitive business could adversely affect the Tommy Hilfiger business. We also have exposure with respect to the Calvin Klein brands, which are integral to the existing Calvin Klein business and could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished.

In addition, brand value and reputation, and consumer patronage could diminish significantly due to numerous other factors, including consumer attitudes regarding social and political issues, consumer perceptions of our position on these issues, the positions taken by celebrities, athletes and others who promote our products (and our response to the same), a belief that we or our business partners have acted in an irresponsible or unacceptable manner, or environmental impact or sustainability claims made in regard to products under our brands. Negative claims or publicity regarding the TOMMY HILFIGER or Calvin Klein brands, stores or products, including stores operated by business partners and licensed products, or regarding celebrities, athletes and others who promote our products, as well as our treatment of employees and customers, particularly when made on social media, which has the potential to rapidly accelerate the timing and reach of negative publicity, also could adversely affect the brands’ reputations and our sales even if the subject of such publicity is unverified or inaccurate and we seek to correct it.

Increased regulation and stakeholder scrutiny regarding our environmental, social and governance (“ESG”) matters, could result in additional costs or risks and adversely impact our reputation.

There is an increased focus from consumers, investors, our associates and other stakeholders on ESG matters, which has led to increased pressure to expand our disclosures, ensure labor and other sustainability standards within our value chain, make and establish corporate responsibility goals, and take actions to meet them, which could expose us to regulatory, legal, market, operational and execution costs or risks. The emergence of legislation and regulation regarding marketing of goods, business practices, and public reporting and disclosures related to issues under the ESG umbrella could also lead to risks associated with non-compliance. We seek to comply with all applicable laws, rules and regulations and have established focus areas and targets under our Fashion Forward corporate responsibility strategy in respect to many ESG measures, including in regard to greenhouse gas emissions, water usage and usage of more environmentally preferred materials and packaging, human rights, diversity, and more. There can be no assurance that we can achieve compliance without significant impact on our business or results of operations or that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Our targets are ambitious and inability to achieve them or comply with ESG reporting regulations could adversely affect our reputation and the reputation of our brands, sales and demand for our products, retention of our associates, willingness of our suppliers to do business with us, and investor interest in our securities.

Our business is heavily dependent on the ability and desire of consumers to travel and shop.

Reduced consumer traffic and purchasing, whether in our own retail stores or the stores operated by our business partners, could have a material adverse effect on our financial condition, results of operations and cash flows. Reductions could result from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, such as droughts and extreme heat, natural disasters, terrorist attacks or the perceived threat of terrorist attacks. Disease epidemics and other health-related concerns, such as the COVID-19 pandemic, also could result in (and, in the case of the pandemic, had resulted in) closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments impose mandatory business closures, travel restrictions, vaccine mandates or the like to prevent the spread of disease. War, such as the current war in Ukraine and the Israel-Hamas war, or the perceived threat of war, also could result in (and, in the case of the war in Ukraine and the Israel-Hamas war, has resulted in) closed stores (both those operated by us and by our business partners), and reduced consumer traffic and purchasing. Additionally, political or civil unrest and demonstrations also could affect consumer traffic and purchasing.

Our U.S. retail store operations are a material contributor to our revenue. The majority of our United States stores are located away from major residential centers or near vacation destinations, making travel and tourism a critical factor in their success. These retail businesses historically also have had a significant portion of their revenue attributable to sales to international tourists and, as such, have been negatively affected by the decrease in international tourists coming to the United States as a result of lingering negative impacts on travel and tourism as a result of the COVID-19 pandemic and other issues. In addition to the factors discussed above, international tourism to the United States could be reduced, as could the extent to which international tourists shop at our stores, during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Canadian dollar, the Mexican peso, the Korean won and the Chinese yuan. Reductions in international tourist traffic and spending have had, and in the future may have, a material adverse effect on our financial condition and results of operations.

Other factors that could affect the success of our stores include:
•the location of the store or mall, including the location of a particular store within the mall;
•the other tenants of the mall;
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

Digital commerce revenue experienced strong growth during the COVID-19 pandemic, both with respect to our direct-to-consumer businesses and our wholesale business (i.e., sales to pure play and digital commerce businesses of traditional retailers). Growing digital revenue continues to be a focus for us, representing approximately 20% of our total revenue during 2023. Our success depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to digital commerce usage and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their digital commerce sites. Any failure on our part, or on the part of our digital partners, to provide digital commerce platforms that attract consumers, build our brands, provide a satisfactory consumer purchasing experience and result in repeat consumer purchases could result in diminished brand image, relevance and loyalty, and lost revenue. Additionally, as online channels continue to grow in importance, the failure to attract new and existing consumers to our digital commerce channels and those operated by our wholesale partners and franchisees, will adversely affect our financial condition and results of operations.

Our operation of digital commerce sites poses risks and uncertainties including:
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

The success of our digital strategy depends, in part, on consumer satisfaction, including timely receipt of orders. Fulfillment of these orders requires different logistics operations than for our retail store and wholesale customer operations. We need adequate capacity, systems and operations to sustain and support the continued growth in our digital commerce businesses. If we encounter difficulties with our operation of our directly operated distribution facilities or in our relationships with the third parties who operate our other distribution facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire or other casualty, natural disaster, systems disruption (including as a result of ransomware and other cybersecurity attacks), labor shortage or other interruption, including as a result of epidemics and other health-related concerns (such as had occurred during the COVID-19 pandemic), or if there is a significant increase in demand for shipping capacity (as was the case in 2021 and through the first half of 2022), we may experience (and, due to these factors in the past, have experienced) disruption or delay in distributing our products to our consumers, which could result in consumer dissatisfaction and lost sales. Additionally, in the event of any of the foregoing, we may incur higher costs than anticipated to ensure smooth and timely operation. Any of the foregoing could have an adverse effect on the reputation of our brands and our revenue and results of operations.

Global economic conditions, including volatility in the financial and credit markets, may adversely affect our business.

Economic conditions in the past have adversely affected, and in the future may adversely affect, our business, our customers and licensees and their businesses, and our financing and contractual arrangements, as a result of, among other factors, pandemics, inflationary pressures, rising interest rates, recession fears, the war in Ukraine and the Israel-Hamas war, and the recent militant attacks on commercial shipping vessels in the Red Sea, and their potential for broader macroeconomic implications. Such conditions, amongst other things, have resulted, and in the future may result, in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers and licensees, may cause such customers to reduce or discontinue orders of our products and licensed products sold by our licensees, and may result in customers being unable to pay us for products they have purchased from us and licensees being unable to pay us royalties owed to us. Financial difficulties of business partners also may affect their ability to access credit markets or lead to higher credit risk relating to receivables from them.

Volatility in the financial and credit markets due, in part, to inflationary pressures, could also make it more difficult or expensive for us to obtain financing or refinance existing debt when the need arises, or on terms that would be acceptable to us. We have debt with near-term maturities, specifically our senior notes coming due in 2024 and 2025 that will need to be paid or refinanced.

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

•disease epidemics and other health related concerns, such as the COVID-19 pandemic, which could result in (and in the case of the pandemic, did result in certain of the following) a significant decrease in factory and shipping capacity, closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
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

Various actions by the United States Government (including SDN designations, the enactment of the Uyghur Forced Labor Prevention Act and issuances of WROs), have prohibited or limited the business that companies like us and, in many cases, our business partners, can conduct with numerous individuals, companies and entities who operate in sanctioned jurisdictions, as well as the direct or indirect production of goods and the use of raw materials in and from these jurisdictions. These and other actions have affected and could continue to affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. These and related matters also have been subject to significant scrutiny and contention in China, the United States and elsewhere, resulting in criticism against multinational companies, including us. As a consequence, these matters (and matters like them) have the potential to affect our revenue and the reputation of our brands and us. In addition, while we make efforts to confirm that SDNs, people and materials covered by WROs, and other sanctioned entities, people and materials are not present in our supply chain, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with SDNs or other sanctioned persons or in banned materials.

An additional risk that is related to the foreign production of goods is in regard to the transportation of goods from such foreign locations. Strikes, work slowdowns and stoppages and other actions at ports of shipment and entry could slow or stop the inflow of goods. Additionally, shipments are threatened by piracy, military actions and terrorism on shipping routes (like the current attacks on shipping lanes in the Red Sea by Iranian proxies), and similar actions. The impact of these conditions could be the same as described in the risk factor entitled “We depend on third parties to manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business.”

If our suppliers, licensees, or other business partners, or the suppliers used by our licensees, fail to use legal and ethical business practices, our business could suffer.

We require our suppliers, licensees and other business partners, and the suppliers used by our licensees, to operate in compliance with international labor standards and applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in order to promote ethical business practices. We audit, or have third parties audit, the operations of these independent parties to determine compliance. However, we do not oversee the entirety of the operations and supply chains utilized by our business partners and our licensees, including with respect to their labor, manufacturing and other business practices in their supply chains. Our industry has experienced and we have been impacted by increased regulation and enforcement, in particular in regards to concerns around forced labor in supply chains. These trends are expected to continue, especially through action in the countries where we sell most of our products.

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

We depend on third parties to manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business.

We depend on third parties to manufacture all products that we sell. A manufacturer’s failure to ship products to us in a timely manner, as well as logistics disruptions, as occurred from 2021 and into 2023 as a result of the COVID-19 pandemic, or for manufacturers to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products, as well as prime selling periods in our direct-to-consumer channels. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Additionally, we may need to be more promotional in our direct-to-consumer channels, and we may also miss sales that would otherwise occur when our stores are properly merchandised. Any of these actions could have a material adverse effect on our revenue and, consequently, our results of operations.

Our business is susceptible to risks associated with climate change and environmental degradation, and to an increased focus by stakeholders on climate change action and sustainability standards, which may adversely affect our business and results of operations.

Our business is susceptible to risks associated with climate change and environmental degradation, including potential disruptions to our supply chain and impacts on the availability and costs of raw materials. Extreme heat as well as increased frequency and severity of adverse weather events (such as storms and floods) due to climate change could cause increased incidence of disruption to the production and distribution of our products, an adverse impact on consumer demand and spending, and/or more frequent store closures and/or lost sales as customers prioritize basic needs. Our value chain is also exposed to risks associated with water, including drought and water scarcity, which could impact raw materials sourcing, manufacturing processes, and workers and communities. In addition, evolving climate-related legislation and disclosure requirements, coupled with carbon taxes and fluctuating costs of sourcing renewable energy, may also increase our compliance costs. Certain of our wholesale customers have also begun to establish sourcing requirements related to sustainability. As a result, we have received requests for sustainability related information about our products and, in some cases, customers have required that certain of our products include sustainable materials or packaging, which may result in higher raw material and production costs. Our inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for our products. Further, certain online sellers of our products have begun to identify to consumers and help consumers limit purchases to product the sellers identify as being more sustainable. Our failure to offer products that meet these sustainability standards could result in decreased demand for our products and lost sales.

We are dependent on a limited number of distribution facilities. If one becomes inoperable, our business, financial condition and operating results could be negatively impacted.

We operate a limited number of distribution facilities and also engage independently operated distribution facilities around the world to warehouse and ship products to our customers and our retail stores, as well as perform related logistics services. Our ability to meet the needs of our customers and of our retail stores depends on the proper operation of our primary facilities. If any of our primary facilities were to shut down or otherwise become inoperable or inaccessible, including as a result of epidemic or other health-related concerns (such as the COVID-19 pandemic), or a cybersecurity incident, we could have a substantial loss of inventory or disruptions of deliveries to our customers and our stores, incur significantly higher costs or experience longer lead times associated with the distribution of our products. This could materially and adversely affect our business, financial condition and operating results.

A portion of our revenue is dependent on royalties and licensing.

The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal.

Therefore, the loss of a significant licensee, whether due to the termination or expiration of the relationship, the cessation of the licensee’s operations or otherwise (including as a result of financial difficulties of the licensee), without an equivalent replacement, or a significant decline in our licensees’ sales could materially impact our profitability. Although the licensing model can be highly profitable, we are planning to, and in the future may pursue further opportunities to, increase direct management of our Calvin Klein and TOMMY HILFIGER brands through takebacks of licensed businesses. Please see the Risk Factor below entitled “We may not be successful in the take-back of licensed businesses.”

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

Competition is intense in the apparel industry. We compete with numerous global, domestic and foreign designers, brand owners, manufacturers and retailers of apparel, accessories and footwear, some of which have greater resources than we do. We also face increased competition from digitally native brands; digital retailing is characterized by low barriers to entry. In addition, in certain instances, we compete directly with our wholesale customers, as they also sell their own private label products. We compete within the apparel industry primarily on the basis of:
•anticipating and responding to changing consumer tastes, demands and shopping preferences in a timely manner and developing distinctive, attractive, quality products;
•maintaining favorable brand recognition and relevance, including through digital brand engagement and online and social media presence;
•appropriately pricing products and creating an acceptable value proposition for customers, including increasing prices to mitigate inflationary pressures (as we did in certain regions and for certain product categories beginning in 2022) while minimizing the risks of dampening consumer demand;
•providing strong and effective marketing support;
•ensuring product availability and optimizing supply chain efficiencies with third party suppliers and retailers;
•obtaining sufficient retail floor space and effective presentation of our products at retail locations, on digital commerce sites operated by our department store customers and pure play digital commerce retailers, and on our digital commerce sites;
•establishing relationships with actors, athletes, musicians, celebrities, social media influencers and others on a global, regional and local basis to promote our brands and products; and
•effectively utilizing data and technology to achieve and exploit the foregoing.

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

Volatility in the availability and prices for commodities and raw materials we use in our products (such as cotton) and inflationary pressures, including, for example, the increased air freight costs we experienced beginning in the second half of 2021 and into 2022 and the increased costs of labor, raw materials and ocean freight we experienced in 2022 and the first half of 2023, have resulted in increased pricing pressures and, in turn, pressure on our margins. We implemented price increases in certain regions and for certain product categories during 2022 to mitigate the higher costs. However, in the future, we may not be able to implement price increases that fully mitigate the impact of any higher costs that may occur and/or any such price increases could have an adverse impact on consumer demand for our products. As well, consumer spending has been, and may continue to be, negatively impacted by reduced earnings power resulting from the current inflationary pressures, which has resulted, and may continue to result in, lower sales of our products, increased inventories, order cancellations, higher discounts, pricing pressure, higher inventory levels industry-wide, and lower gross margins.

If we are unable to manage our inventory effectively and accurately forecast demand for our products, our results of operations could be materially adversely affected.

We have made and continue to make investments in our supply chain management systems and processes that enable us to respond more rapidly to changes in sales trends and consumer demands and enhance our ability to manage inventory. However, there can be no assurance that we will be able to anticipate and respond successfully to changing consumer tastes and style trends or economic conditions and, as a result, we may not be able to manage inventory levels to meet future requirements. If we fail to accurately forecast demand, or our supply chain and logistics partners are unable to adjust to changes in demand, including, for example, as had occurred as a result of the COVID-19 pandemic, we may at times experience excess inventory levels or a shortage of product. Inventory levels in excess of consumer demand have resulted in, and may in the future result in, inventory write-downs and the sale of excess inventory at heavily discounted prices, as well as impact our ability to implement and execute profitable, competitive and effective pricing and promotional strategies, all of which could have a material adverse effect on our profitability and the reputation of our brands. If we underestimate consumer demand, we may not have sufficient inventories of product, which could result in lost revenues, as well as damage to our reputation, the reputation of our brands, and our relationships with customers and consumers.

The loss of members of our executive management and other key employees could have a material adverse effect on our business.

We depend on the services and management experience of our executive officers and other key executives, who have substantial experience and capabilities in our industry and their areas of expertise. Competition for qualified personnel in the apparel industry and with certain skill sets is intense and competitors may use aggressive tactics to recruit these individuals. The loss of services of one or more of them or the inability to timely and effectively identify a suitable successor could have a material adverse effect on us.

We may not be successful in the takeback of licensed businesses.

We have announced plans, and in the future may pursue further opportunities, to increase direct management of our Calvin Klein and TOMMY HILFIGER brands through takebacks of licensed businesses. Specifically, we are in the process of bringing in-house most of the Calvin Klein and TOMMY HILFIGER product categories currently licensed in the United States and Canada to G-III as the license agreements expire over time, through 2027.

The integration of previously licensed businesses may be complex, costly and time-consuming. We may have difficulty, or may not succeed, in growing or even maintaining the businesses compared to prior performance, integrating the businesses into our operations, hiring qualified employees needed to operate the businesses, or otherwise managing the previously licensed businesses. Furthermore, we may incur higher than expected costs to bring previously licensed businesses in-house and/or to operate these businesses. As such, license takebacks may not achieve the intended benefits to our overall growth strategy, our brands and results of operations, and our overall profitability may decline to the extent we are unable to operate these businesses at the same level of earnings that we realized when they were licensed businesses.

Financial Risks

Our level of debt could impair our financial condition and ability to operate.

We had outstanding as of February 4, 2024 an aggregate principal amount of $2.177 billion of indebtedness, of which €525 million ($566 million) of senior unsecured notes are due in 2024 and $500 million of senior unsecured notes are due in 2025. Our level of debt could have important consequences to investors, including:
•requiring a substantial portion of our cash flows be used for the payment of principal and interest, thereby reducing the funds available to us for our operations or other capital needs, including planning for, or reacting to, changes in our business;
•increasing our vulnerability to general adverse economic and industry conditions because, during periods in which we experience lower earnings and cash flows, such as has occurred during the COVID-19 pandemic, we will be required to devote a greater proportion of our cash flow to paying principal and interest;
•limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions, contributions to our pension plans and general corporate requirements;
•placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to utilize in, or grow or expand, their business, fund operations or provide returns to stockholders; and
•leaving us vulnerable to increases in interest rates with respect to our adjustable rate borrowings, including under our senior unsecured credit facilities, and any refinancings of our fixed rate debt at higher interest rates than the current rates applicable to them.

Our business is exposed to foreign currency exchange rate fluctuations and control regulations.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Changes in exchange rates between the United States dollar and other currencies impact our financial results in two ways: a translational impact and a transactional impact. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for further discussion.

Our results of operations will be unfavorably impacted by foreign currency translation during times of a strengthening United States dollar, particularly against the euro, the Australian dollar, the Japanese yen, the Korean won, the British pound, the Canadian dollar and the Chinese yuan, and favorably impacted during times of a weakening United States dollar against those currencies. There also is a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency, and movements in the functional currency in relation to the transactional currency can increase or decrease the local currency value of inventory which results in higher or lower cost of goods sold when the goods are sold. The functional currencies of our foreign subsidiaries are generally their local currencies. We currently use and plan to continue to use foreign currency forward contracts to mitigate the cash flow or market risks associated with these inventory transactions, but we are unable to eliminate these risks entirely.

We conduct business in countries that have laws and regulations that restrict the ability of our foreign subsidiaries to pay dividends and remit cash to affiliated companies and, as a result, limit our ability to repatriate or use outside of the country the cash generated by the impacted subsidiaries, which may have an adverse impact on our funding of our business and operations.

Our ability to maintain compliance with the financial covenant under our senior unsecured credit facilities may be adversely affected by future economic conditions.

We are required under our senior unsecured credit facilities to maintain a net leverage ratio below a maximum level. A prolonged disruption to our business may impact (and, in 2020, did impact) our ability to comply with this covenant. Non-

compliance with this covenant would constitute an event of default under the terms of the facilities, which may result in an acceleration thereof, which in turn could trigger defaults under our other debt facilities.

Our inability to comply with the covenant may require us to seek (and, in 2020, we did receive for a one-year period) relief in the form of a waiver. Waivers often require payment of a fee and may lead to increased costs, increased interest rates, additional restrictive covenants, the granting of security interests and other lender protections, any of which could be significant. Furthermore, our ability to provide additional protections under the senior unsecured credit facilities will be limited by the restrictions under our other debt facilities. There can be no assurance that we would be able to obtain waivers in a timely manner, on terms acceptable to us, or at all. If we are not able to obtain a needed waiver, there can be no assurance that we would be able to raise sufficient capital, or divest assets, to refinance or repay such facilities.

Adverse decisions of tax authorities or changes in tax treaties, laws, rules or interpretations could have a material adverse effect on our results of operations and cash flow.

We have direct operations in many countries and the applicable tax rates vary by jurisdiction. The tax laws and regulations in the countries where we operate are subject to change. Moreover, there may be changes from time to time in interpretation and enforcement of existing tax law. As a result, we may pay additional taxes if rates increase or if laws, regulations or treaties in the jurisdictions where we operate are modified.

In addition, various national and local taxing authorities periodically audit our returns. The resolution of an audit may result in us paying more than the amount that we may have reserved for a particular tax matter, which could have a material adverse effect on our cash flows, business, financial condition and results of operations for any affected reporting period.

We and our subsidiaries are engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s length terms and that proper transfer pricing documentation is in place, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional tax liabilities.

If we are unable to fully utilize our deferred tax assets, our profitability could be reduced.

Our deferred tax assets are valuable to us. These assets include tax loss and foreign tax credit carryforwards in various jurisdictions. Realization of deferred tax assets is based on a number of factors, including whether there will be adequate levels of taxable income in future periods to offset the tax loss and foreign tax credit carryforwards in jurisdictions where such assets have arisen. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future. In assessing the adequacy of our valuation allowances, we consider various factors including reversal of deferred tax liabilities, forecasted future taxable income and potential tax planning strategies. These factors could reduce the value of the deferred tax assets, which could have a material effect on our profitability.

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

Our operating performance also may be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year. These gains and losses can be significant and can create volatility in our operating results. As a result of the recent volatility in the financial markets, there continues to be significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2024. We may incur a significant actuarial gain or loss in 2024 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets.

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

Adverse changes in future market conditions, a shift in consumer buying trends or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a material impairment charge if we are unable to recover the carrying value of our goodwill, other indefinite-lived intangible assets and long-lived assets.

In the third quarter of 2022, in conjunction with our 2022 annual goodwill impairment test, we recorded $417 million of noncash impairment charges. The impairment was non-operational and driven primarily by a significant increase in discount rates, as a result of then-current economic conditions. As of February 4, 2024, we had $2.322 billion of goodwill and $3.097 billion of other intangible assets on our balance sheet, which together represented 48% of our total assets.

Legal and Regulatory Risks

We may be unable to protect our trademarks and other intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights, as the TOMMY HILFIGER and Calvin Klein brands enjoy significant worldwide consumer recognition and the generally premium pricing of products under the brands creates incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenue. We cannot assure you that the actions we take to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation by others. We cannot assure you that other third parties will not seek to invalidate our trademarks or block sales of our products as a violation of their own trademarks and intellectual property rights. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. We have in the past been and currently are involved in proceedings relating to a company’s claim of prior rights to some of our trademarks or marks similar to some of our brands.

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

Information Technology and Data Privacy Risks

We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or the systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach.

Our ability to manage and operate our business effectively depends significantly on information technology systems, including systems operated by third parties and us, systems that communicate with third parties, and website and mobile applications through which we communicate with our consumers and our employees. We process, transmit, store and maintain information about consumers, associates and other individuals, as well as business partners, in the ordinary course of business. This includes personally identifiable information protected under applicable laws, the processing of customers’ credit and debit card numbers, and reliance on systems maintained by third parties with whom we contract to provide payment processing. The failure of any system, website or application to operate effectively or any significant disruption thereto that may occur, including as a result of malicious actors, catastrophic events, natural disasters, or otherwise, could require significant remediation costs and adversely impact our operations.

We utilize a risk-based, multi-layered information security approach based on the NIST (National Institute of Standards and Technology) Cybersecurity Framework to identify and address cybersecurity risks. We take measures to protect data and ensure that those who use our systems are aware of the importance of protecting our systems and data. These steps include implementation of security standards, endpoint and network system security tools, associate training programs and security response and recovery procedures. To measure the effectiveness of our cybersecurity controls, we frequently perform phishing exercises, tabletop exercises and penetration tests. We also provide training to all associates who have access to our systems through online courses. One global mandatory course on information security and data privacy was conducted in 2023, as were 15 exercises/tests. We maintain an escalating schedule of discipline for individual test failures, which includes additional training, and would ultimately lead to loss of access rights. We also administer certain training courses to the members of the Board of Directors, one of which annually is typically mandatory. In addition, to measure and assess compliance, our information security approach is subject to an annual assessment of its maturity within the NIST Cybersecurity Framework by an independent third party consultant.

We generally require third party providers who have access to our systems or receive personally identifiable information or other confidential data to take effective measures to protect data, but have no control over their efforts and are limited in our ability to assess their systems and processes. As a result, these third party providers also are a source of cybersecurity and related risks for us. In cases where third party service organizations process data that affects our financial statements, System and Organization Controls (SOC) 1 reports are obtained and evaluated annually. While we invest, and believe our service providers invest, considerable resources in protecting systems and information, including through training of the people who have access to systems and information, we all are still subject to security events, including but not limited to cybercrimes and cybersecurity attacks, such as those perpetrated by sophisticated and well-resourced bad actors attempting to disrupt operations or access or steal data. Security events may not be detected for an extended period of time, which could compound the scope and extent of the damage and problems. Such security events could disrupt our business, severely damage our reputation and our relationship with vendors, customers and consumers, and expose us to risks of regulatory enforcement activity, litigation and liability. While we maintain insurance coverage, including cybersecurity insurance, it may be unavailable or insufficient to cover all losses or all types of claims, and doesn’t remedy the reputational and future business impacts. Although we require that third party providers with access to our systems and confidential information have insurance coverage for any losses that we may experience as a result of the work they do, the amount that we are able to recover may not fully compensate us for any loss we experience.

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

Our business, results of operations and financial condition could be materially adversely affected as a result of these implementation initiatives. In addition, intended improvements may not be realized. Our business partners and service providers face the same risks, which could also adversely impact our business and operations.

We are subject to data privacy and security laws and regulations globally, the number and complexity of which are increasing. We may be the subject of enforcement or other legal actions despite our compliance efforts.

We collect, use, store, and otherwise process or rely upon access to data, including personally identifiable information, of consumers, employees, and other individuals in the daily conduct of our business. There have been significant enactments and developments in the area of data privacy and cybersecurity laws and regulations, such as the GDPR in the European Union, the CCPA/CPRA in California, and PIPL in China. These laws and regulations have caused and could continue to cause us to change the way we operate, including in a less efficient manner, in order to comply with these laws. We have a global data privacy program and, as discussed above, have guidelines and a training program to ensure our associates understand the laws and how to collect, use and protect our confidential data (including personally identifiable information). However, our compliance efforts are not an assurance that we will not be the subject of regulatory or other legal actions. We could expend significant management and associate time and incur significant cost investigating and defending ourselves against the claims in any such matter, which matters also could result in us being the subject of significant fines, judgments or settlements. In addition, any such claim could give rise to significant reputational damages, whether or not we ultimately are successful in defending ourselves.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity is a critical priority within, and has been integrated into, our enterprise risk management framework. We have instituted a risk-based, multi-dimensional global cybersecurity program, guided by the framework established by NIST (National Institute of Standards and Technology). This program aims to assess, identify, and manage risks from potential threats to our data, systems and networks, as well as those of our primary third-party suppliers. We have deployed a suite of physical, administrative and technological safeguards to protect our information systems, encompassing personal data (associate, consumer, customer and business partner), intellectual property and confidential business information. These protections are designed to maintain the confidentiality, integrity and availability of all information housed within our network infrastructure.

Our key cybersecurity processes within our program include the following:

Risk-based Controls for Information and Systems – We strive to secure our information technology infrastructure and data by implementing, maintaining and executing controls and continuously improving our cybersecurity program's maturity, risk management framework, policies, procedures and governance.

Incident Response Plan and Testing – We have a cybersecurity incident response plan and dedicated teams to respond to incidents. Cross-functional teams assess priority and severity, and external experts, including legal counsel, may be consulted. Our cybersecurity teams respond to incidents based on severity levels and improve our plan through regular table top breach exercises, penetration tests and simulations.

Education & Interactive Training – We provide cybersecurity training to associates, which includes monthly phishing exercises, to help them protect sensitive information and follow best practices. We offer role-based training for regulatory compliance and work with external partners to develop and deliver education and training to mitigate cybersecurity risks. We continually evaluate trends within the industry, apply necessary controls and empower our leadership to make informed, risk-based decisions.

Third-Party Risk Management – We execute targeted cybersecurity assessments of suppliers, evaluating their risk profiles and using a rating mechanism to identify vulnerabilities. We also partner with primary suppliers to implement advanced security measures to safeguard their information technology systems and have data security provisions in our contracts with third parties that handle our data.

Threat and Vulnerability Management – We, along with our external partners, use resources, technology, and processes to identify, remediate, and report security threats in our systems. These controls are crucial to minimize our attack surface and prioritize possible threats.

Cybersecurity and Compliance Assessment Practices – We conduct regular cybersecurity assessments with independent firms and annual evaluations for compliance with Payment Card Industry – Data Security Standards (PCI DSS) and benchmark maturity assessments aligned with the NIST Cybersecurity Framework. Our Internal Audit department evaluates our information security program through annual information security and cybersecurity audits. We also perform internal controls testing as Section 404 of the Sarbanes-Oxley Act mandates.

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For a discussion of related risks, please see our Information Technology risk factor “We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach” in Item 1A. Risk Factors of this report.

Governance

Board of Directors

The Board of Directors oversees the management of risks related to the operation of our business. As part of its oversight, the Board receives periodic reports (no less often than annually) from members of senior management on various aspects of risk, including, among other things, our enterprise risk management program, business continuity planning, and cybersecurity. The Audit & Risk Management Committee of the Board of Directors has principal Board-level responsibility for reviewing and assessing our significant risks, including cybersecurity risks, and management’s program to assess, monitor, and manage such exposures, and can raise any significant issues pertaining to these items with the full Board of Directors at each Board meeting. As part of this role, the Committee receives updates at most meetings from the Chief Information Security Officer (CISO) on various cybersecurity matters, including material risks and threat trends, mitigation strategies, security incidents, the status of priorities and initiatives, and other related matters of importance, as well as an annual in-depth review of cybersecurity strategy and initiatives for the coming year. The Committee also reviews the results of the independent cybersecurity assessments and compliance evaluations discussed above. In addition to these regular updates, the Committee and the full Board of Directors would also be promptly informed by the Chief Executive Officer of any cybersecurity incidents should they occur, as well as provided ongoing updates from lead members of the incident response teams, including the CISO, regarding any such incidents in accordance with our incident response plan.

Management

The CISO reports to the Chief Technology and Information Officer and leads our Information Security Group, a global function that spans our organization and is responsible for executing against our global cybersecurity program. The CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through our key cybersecurity processes, discussed above, and, together with other lead members of the incident response teams, is responsible for informing senior leadership across the organization about any cybersecurity incidents that may occur. Our CISO has over 25 years of experience managing and leading information technology and cybersecurity teams and participates in various industry and public sector cybersecurity groups.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties that we occupied as of February 4, 2024 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	694,000
Bridgewater, New Jersey	Corporate administrative offices	Leased	239,000
Banksmeadow, Australia	Tommy Hilfiger and Calvin Klein administrative offices, showrooms, warehouse and distribution center	Leased	243,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	474,000
Venlo/Oud Gastel/Sevenum, The Netherlands	Warehouse and distribution centers	Leased	2,653,000
Palmetto/McDonough, Georgia	Warehouse and distribution centers	Leased	1,834,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	778,000
Hong Kong SAR, China	Corporate, Tommy Hilfiger and Calvin Klein administrative offices	Leased	88,000

As of February 4, 2024, we leased certain other administrative offices, showrooms and warehouse and distribution centers in various domestic and international locations. We also leased and operated as of February 4, 2024, approximately 1,400 retail locations in the United States, Canada, Europe, Asia-Pacific and Brazil.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PVH.” Certain information with respect to the dividends declared on our common stock appear in the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest included in Item 8 of this report. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 15, 2024, there were 455 stockholders of record of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)(3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 30, 2023 -
November 26, 2023	255,703	$79.07	252,200	$535,134,014
November 27, 2023 -
December 31, 2023	1,277,871	112.82	1,267,494	392,045,220
January 1, 2024 -
February 4, 2024	998,398	119.46	990,965	273,668,738
Total	2,531,972	$112.03	2,510,659	$273,668,738
___________________

(1)The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $5.0 billion stock repurchase program through July 30, 2028, which includes a $2.0 billion increase in the authorization and a four year extension of the program approved by the Board of Directors on March 27, 2024 not reflected in the table above. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. Excise taxes do not reduce the authorized amount remaining under this program.

(2)Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2023 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

(3)Average price paid per share (or unit) excludes excise taxes.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the Russell 3000 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended February 4, 2024.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
02/03/19
02/02/20
01/31/21
01/30/22
01/29/23
02/04/24
PVH Corp.
Russell 3000 Index
S&P 1500 Apparel, Accessories & Luxury Goods Index

Value of $100.00 invested after 5 years:

Our Common Stock	$112.40
Russell 3000 Index	$192.42
S&P 1500 Apparel, Accessories & Luxury Goods Index	$73.39

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

We generated revenue of $9.2 billion, $9.0 billion and $9.2 billion in 2023, 2022 and 2021 respectively, with over 70% of our revenue in 2023 and over 65% of our revenue in 2022 and 2021 generated outside of the United States. Our global iconic lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue during each of the last three years.

In addition to TOMMY HILFIGER and Calvin Klein, which are owned, we previously owned a portfolio of other brands, which primarily consisted of Warner’s, Olga and True&Co., which we owned until November 27, 2023, and Van Heusen, IZOD, ARROW and Geoffrey Beene, which we owned through the second quarter of 2021 and continue to license back certain of these brands for certain product categories, and we license the Nike brand for the men’s underwear category.

PVH+ Plan

At our April 2022 Investor Day, we introduced the PVH+ Plan, our multi-year, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH one of the highest performing brand groups in our sector. A description of the plan can be seen in Item 1 of this report under the heading “Our Business Strategy.”

RESULTS OF OPERATIONS

War in Ukraine and Israel-Hamas War

As a result of the war in Ukraine, we announced in March 2022 that we were temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, we made the decision to exit from our Russia business, including the closure of our retail stores in Russia and the cessation of our wholesale operations in Russia and Belarus. Additionally, while we have no direct operations in Ukraine, virtually all of our wholesale customers and franchisees in Ukraine have been impacted, which has resulted in a reduction in shipments to these customers.

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

In addition, our revenue in 2022 reflected a reduction of approximately $122 million compared to 2021, as a result of the war in Ukraine. Our net income in 2022 also reflected a reduction of approximately $41 million, apart from the $43 million of net pre-tax costs discussed above, as well as the related tax impact, as compared to 2021. Approximately 2% of our revenue in 2021 was generated in Russia, Belarus and Ukraine.

The war in Ukraine also led to broader macroeconomic implications, including for a significant portion of 2022, the weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

The recent Israel-Hamas war, which began in October 2023, did not have a material impact on our business in 2023 and is not expected to have a material impact on our business in 2024. Less than 1% of our revenue in 2023 was generated in Israel, and less than 2% of our revenue in 2023 was generated in the Middle East, including Israel.

In addition, the recent militant attacks on commercial shipping vessels in the Red Sea beginning in the fourth quarter of 2023 have led to disruption and instability in global supply chains. Although our business was not significantly impacted in

2023, the shipping disruption has resulted in shipment delays, which are impacting our inventory and sales volume during the first quarter of 2024, and may continue to impact us during the remainder of the year, and may result in increased freight costs during 2024, for reasons including the need to rely on more expensive shipping routes and shipping methods (such as air freight). Currently such impacts are not expected to have a material impact on our revenue and net income in 2024. We continue to monitor these delays and other potential disruptions in our supply chain and are implementing mitigation plans as needed.

There is uncertainty regarding the extent to which these conflicts and their broader macroeconomic implications, including the potential impacts on the broader European market and supply chains globally, will impact our business, financial condition and results of operations in 2024.

Inflationary pressures

Inflationary pressures negatively impacted our revenue and earnings in 2023 and 2022, including (i) increased labor and product costs and (ii) beginning late in the second quarter of 2022, a slowdown in consumer demand for apparel and related products, as consumers reduced discretionary spend and certain wholesale customers have taken a more cautious approach, particularly in North America and, increasingly as 2023 progressed, in Europe. We implemented price increases in certain regions and for certain product categories beginning in the first quarter of 2022, and more extensively in the second half of 2022, to mitigate the higher costs. We expect inflationary pressures to continue to negatively impact our revenue and earnings in 2024, although to a lesser extent than in 2023, as we benefit from the decline in raw material costs that began in the second half of 2023.

COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on our business, results of operations, financial condition and cash flows from operations in 2022 and 2021. The pandemic did not have a significant impact on us in 2023. We currently do not expect the pandemic to have any impact on us in 2024.

•During 2021, our stores in Europe, Canada, Japan, Australia and China were temporarily closed for varying periods as a result of the pandemic. Further, a significant percentage of our stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic.

•COVID-related pressures continued into 2022, although to a much lesser extent than in 2021 in all regions except China. Strict lockdowns in China in 2022 resulted in extensive temporary store closures and significant reductions in consumer traffic and purchasing, as well as impacted certain warehouses, which resulted in the temporary pause of deliveries to our wholesale customers and from our digital commerce businesses in the first half of 2022. COVID-related restrictions in China were lifted at the end of the fourth quarter of 2022.

•In addition, our North America stores have been challenged by the significant decrease in international tourists coming to the United States since the onset of the pandemic. While international tourism levels have continuously improved since 2020, we expect international tourist shopping levels and sales in our stores in 2024 will continue to be below 2019 levels. Stores located in international tourist destinations have historically represented a significant portion of this business.

In addition, pandemic-related supply chain and logistics disruptions impacted our supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of our licensees. The vessel, container and other transportation shortages, labor shortages and port congestion globally, as well as production delays in some of our key sourcing countries delayed product orders, particularly during the second half of 2021 and into the first half of 2022, and, in turn, deliveries to our wholesale customers and availability in our stores and for our directly operated digital commerce businesses. These supply chain and logistics disruptions impacted our inventory levels, including in-transit goods, and our sales volumes. We incurred beginning in the second half of 2021 and through the first half of 2022 higher air freight and other logistics costs in connection with these disruptions. To mitigate the supply chain and logistics disruptions, we increased our core product inventory levels. These impacts significantly improved in the second half of 2022.

Outlook Uncertainty due to War and Inflation

There continues to be uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine, the Israel-Hamas war, the attacks on commercial shipping vessels in the Red Sea, and foreign currency volatility. Our 2024 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2024 may be subject to significant material change as a result of these and other factors.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,400 Company-operated free-standing store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,450 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide, under our TOMMY HILFIGER and Calvin Klein trademarks. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. We manage our operations through our operating divisions, which are presented as the following reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale and (vi) through the second quarter of 2021, Heritage Brands Retail, which has ceased operations.

The following actions, transactions and events, in addition to the exit from our Russia business discussed above, have impacted our results of operations and the comparability among the years, including our full year 2024 expectations, as discussed below:

•We completed the sale of our Warner’s, Olga and True&Co. women’s intimates businesses, including net assets with a carrying value of $140 million, to Basic Resources on November 27, 2023 for net proceeds of $156 million. There is a potential earnout of up to $10 million that we may receive subsequent to the earnout period, based on calendar year 2024 net sales of a portion of the sold businesses. We utilized the net proceeds from the Heritage Brands intimates transaction to repurchase shares of our common stock during the fourth quarter of 2023. We recorded an aggregate net pre-tax gain of $13 million in the fourth quarter of 2023 in connection with the closing of the Heritage Brands intimates transaction, consisting of (i) a gain of $15 million, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell, partially offset by (ii) $2 million of pre-tax severance and other termination benefits associated with the transaction. The aggregate pre-tax gain does not include any potential earnout we may recognize in 2024 subsequent to the earnout period. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We announced in August 2022 plans to reduce people costs in our global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement (the “2022 cost savings initiative”), which is expected to result in annual cost savings of over $100 million, net of continued strategic people investments. We recorded pre-tax costs of $20 million during 2022, consisting principally of severance related to initial actions taken under the plans. We recorded pre-tax costs of $61 million during 2023, consisting principally of severance related to additional actions taken in July and September 2023. All costs related to these actions were incurred by the end of 2023. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We recorded a pre-tax noncash goodwill impairment charge of $417 million during 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven primarily by a significant increase in discount rates as a result of then-current economic conditions. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We completed the sale of our approximately 8% economic interest in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”) to a subsidiary of G-III on May 31, 2022 for approximately $20 million in cash, of which $19 million was received in 2022 and the remaining $1 million which was previously held in escrow was received in 2023 (the “Karl Lagerfeld transaction”). We recorded a pre-tax gain of $16 million during 2022 in connection with the transaction. Please see

Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We completed the sale of our Van Heusen, IZOD, ARROW and Geoffrey Beene trademarks, as well as certain related inventories, with a net carrying value of $98 million, to ABG and other parties, on August 2, 2021 for net proceeds of $216 million. We recorded an aggregate net pre-tax gain of $113 million during 2021 in connection with the Heritage menswear transaction, consisting of (i) a gain of $119 million, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell, and a net gain on our retirement plans associated with the transaction, partially offset by (ii) $6 million of pre-tax severance costs. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

•We substantially completed the exit from our Heritage Brands Retail business during 2021. We recorded pre-tax costs of $21 million during 2021 in connection with the exit from this business, consisting of (i) $11 million of severance and other termination benefits, (ii) $6 million of accelerated amortization of lease assets and (iii) $4 million of contract termination and other costs. All costs related to the exit from the Heritage Brands Retail business were incurred by the end of 2021. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

We also announced in 2022 that we extended most of our licensing agreements with G-III for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2027, the first of which occurred at the end of calendar 2023. Upon expiration, we intend to bring most of the licensed product categories in-house and directly operate these businesses. We expect the impact on our revenue and net income in 2024 will be immaterial.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 70% of our 2023 revenue was subject to foreign currency translation. The United States dollar strengthened against the euro, which is the foreign currency in which we transact the most business, as well as against most major currencies, during the first nine months of 2022, but then began to weaken in the fourth quarter of 2022. The United States dollar continued to weaken against the euro during 2023. The favorable impact in 2023 from the weakening of the United States dollar against the euro was offset by the strengthening of the United States dollar against key currencies in which we transact business in the Asia Pacific region in the second half of 2023. Our 2023 revenue and net income increased by approximately $70 million and $10 million, respectively, as compared to 2022 due to the impact of foreign currency translation. We currently expect the translational impact of foreign currency on our 2024 revenue and net income as compared to 2023 will be immaterial.

There also is a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency. We use foreign currency forward contracts to hedge against a portion of the exposure related to this transactional impact. We enter into these contracts up to 18 months in advance for a portion of the projected inventory purchases and may enter into incremental contracts leading up to the time the inventory purchases occur. Therefore, the impact of foreign currency fluctuations on the cost of inventory purchases covered by these contracts may be realized in our results of operations generally up to 18 months following the inception of these hedges, as the underlying inventory hedged by the contracts is sold. Our 2023 net income decreased by approximately $75 million as compared to 2022 due to the transactional impact of foreign currency with a negative impact on our gross margin of approximately 100 basis points. We currently expect the transactional impact of foreign currency on our 2024 net income as compared to 2023 will be immaterial.

We also have exposure to changes in foreign currency exchange rates related to our €1.125 billion aggregate principal amount of senior notes that are held in the United States. The strengthening of the United States dollar against the euro would require us to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments, whereas the weakening of the United States dollar against the euro would require us to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments. We designated the par value of these senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. In addition, we entered into multiple fixed-to-fixed cross-currency swap contracts in the third quarter of 2023, which, in aggregate, economically convert our $500 million principal amount of 4 5/8% senior notes due 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457.2 million. As part of these swap contracts, we will receive fixed-rate United States dollar-denominated interest at a weighted average rate of 1.405% and pay fixed-rate euro-denominated interest at a rate of 0%. We also designated these cross-currency swap contracts as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings and cross-currency swaps at the end of each period is recorded in equity. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

We conduct business in Turkey where the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during 2022 and 2023. As of February 4, 2024, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

The following table summarizes our statements of operations in 2023, 2022 and 2021:

	2023	2022	2021
(Dollars in millions)
Net sales	$8,752	$8,545	$8,724
Royalty revenue	368	372	340
Advertising and other revenue	98	107	91
Total revenue	9,218	9,024	9,155
Gross profit	5,363	5,123	5,324
% of total revenue	58.2%	56.8%	58.2%
SG&A expenses	4,543	4,377	4,454
% of total revenue	49.3%	48.5%	48.7%
Goodwill impairment	—	417	—
Non-service related pension and postretirement income	47	92	64
Other gain	15	—	119
Equity in net income of unconsolidated affiliates	46	50	24
Income before interest and taxes	929	471	1,077
Interest expense	99	90	109
Interest income	11	7	4
Income before taxes	841	388	973
Income tax expense	177	188	21
Net income	664	200	952
Less: Net loss attributable to redeemable non-controlling interest	—	—	(0)
Net income attributable to PVH Corp.	$664	$200	$952

Total Revenue

Total revenue was $9.218 billion in 2023, $9.024 billion in 2022 and $9.155 billion in 2021. The increase in revenue of $194 million, or 2%, in 2023 as compared to 2022 included a 1% positive impact of foreign currency translation and was due principally to the net effect of the following items:

•The addition of an aggregate $167 million of revenue, or a 4% increase compared to the prior year, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a positive impact of $51 million, or 1%, related to foreign currency translation. Tommy Hilfiger International segment revenue increased 3% (including a 2% positive foreign currency impact). Revenue in our Tommy Hilfiger North America segment increased 6%.

•The net addition of an aggregate $131 million of revenue, or a 3% increase compared to the prior year, attributable to our Calvin Klein International and Calvin Klein North America segments. Calvin Klein International segment revenue increased 10%. Revenue in our Calvin Klein North America segment decreased 7%, as an increase in revenue through its direct-to-consumer distribution channel was more than offset by a decrease in revenue through the wholesale distribution channel. The impact of foreign currency translation on our Calvin Klein segments’ revenue for the year was not significant.

•The reduction of $105 million of revenue, or an 18% decrease compared to the prior year, attributable to our Heritage Brands Wholesale segment, which included a 7% decline resulting from the Heritage Brands intimates transaction.

The benefit to revenue from the 53rd week in 2023 was approximately 1%.

Our 2023 revenue through our direct-to-consumer distribution channel increased 9%. Sales through our directly operated digital commerce businesses increased 10% in 2023. The impact of foreign currency translation on our direct-to-consumer distribution channel revenue was not significant. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses was approximately

20% of total revenue in 2023. Our revenue through our wholesale distribution channel decreased 3% in 2023, inclusive of a 1% positive foreign currency impact and a 1% reduction resulting from the Heritage Brands intimates transaction.

The decrease in revenue of $130 million, or 1%, in 2022 as compared to 2021 included (i) a 7% negative impact of foreign currency translation, (ii) a 2% reduction resulting from the Heritage Brands menswear transaction and the exit from the Heritage Brands Retail business and (iii) a 1% reduction resulting from the impact of the war in Ukraine, including closures of our stores in Russia, the cessation of wholesale shipments to Russia and Belarus, and a reduction in wholesale shipments to Ukraine, and included the following:

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

•The reduction of an aggregate $207 million of revenue, or a 26% decrease compared to the prior year, attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments, which included a 25% decline resulting from the Heritage Brands menswear transaction and the exit from the Heritage Brands Retail business.

Our 2022 revenue through our direct-to-consumer distribution channel decreased 1%, including a 7% negative foreign currency impact and a 2% reduction resulting from the exit of the Heritage Brands Retail business. Sales through our directly operated digital commerce businesses decreased 7% in 2022, including an 8% negative foreign currency impact, following exceptionally strong growth in 2021. Our sales through digital channels, including the digital businesses of our traditional and pure play wholesale customers and our directly operated digital commerce businesses was approximately 20% of total revenue in 2022. Our revenue through our wholesale distribution channel decreased 3% in 2022, inclusive of a 7% negative foreign currency impact and a 2% reduction resulting from the Heritage Brands menswear transaction.

We currently expect revenue for the full year 2024 to decrease approximately 6% to 7% compared to 2023, including a 2% reduction resulting from the Heritage Brands intimates transaction and a 1% reduction related to the 53rd week in 2023, primarily due to expected revenue declines in the Tommy Hilfiger and Calvin Klein International segments, driven by our European wholesale business. The impact of foreign currency translation on our revenue in 2024 is not expected to be significant.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs and inspection costs. Also included as cost of goods sold are the amounts recognized on foreign currency forward contracts as the underlying inventory hedged by such forward contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative (“SG&A”) expenses. All of our royalty, advertising and other revenue from licensing the use of our trademarks is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross margin for 2023, 2022 and 2021:

	2023	2022	2021
Components of revenue:
Net sales	94.9%	94.7%	95.3%
Royalty, advertising and other revenue	5.1	5.3	4.7
Total	100.0%	100.0%	100.0%
Gross margin	58.2%	56.8%	58.2%

Gross profit in 2023 was $5.363 billion, or 58.2% of total revenue, as compared to $5.123 billion, or 56.8% of total revenue, in 2022. The 140 basis point gross margin increase was primarily driven by (i) price increases that were implemented in certain regions and for certain product categories during 2022, (ii) lower freight and other logistics costs as compared to the prior year, (iii) the impact of a change in the revenue mix between our International and North America segments as compared to 2022, as our International segments’ revenue was a larger proportion in 2023 than in 2022 and these segments carry higher gross margins, and (iv) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel was a larger proportion in 2023 than in 2022 and carries higher gross margins. These increases were partly offset by (i) higher product costs as a result of inflationary pressures as compared to the prior year and (ii) an approximately 100 basis point decline due to the unfavorable transactional impact of foreign exchange on our international businesses, particularly our European businesses, that purchase inventory in a currency other than their functional currency, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

Gross profit in 2022 was $5.123 billion, or 56.8% of total revenue, as compared to $5.324 billion, or 58.2% of total revenue, in 2021. The 140 basis point gross margin decrease was primarily driven by (i) higher product, freight and other logistics costs as compared to the prior year, as a result of inflationary pressures and the supply chain and logistics disruptions, and (ii) increased promotional activity due to elevated inventory levels industry-wide compared to consumer demand, particularly in the second half of 2022. These decreases were partially offset by (i) price increases that were implemented in certain regions and for certain product categories during 2022 and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands menswear transaction and the exit from the Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower gross margins.

We currently expect that gross margin in 2024 will increase by approximately 200 basis points as compared to 2023. Our expectation for 2024 includes increases primarily as a result of (i) lower product costs as compared to 2023, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2024 than in 2023 and generally carries higher gross margins, (iii) the impact of the reduction in revenue as a result of the Heritage Brands intimates transaction, as the revenue from the Heritage Brands intimates business carried lower gross margins and (iv) more full price selling.

SG&A Expenses

Our SG&A expenses were as follows:

	2023	2022	2021
(In millions)
SG&A expenses	$4,543	$4,377	$4,454
% of total revenue	49.3%	48.5%	48.7%

SG&A expenses in 2023 were $4.543 billion, or 49.3% of total revenue, as compared to $4.377 billion, or 48.5% of total revenue in 2022. The 80 basis point increase was primarily driven by (i) the impact of the change in the revenue mix between our International and North America segments as compared to 2022, as our International segments’ revenue was a larger proportion in 2023 than in 2022 and these segments carry higher SG&A expenses as percentages of total revenue, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel was a larger proportion in 2023 than in 2022 and carries higher SG&A expenses as a percentage of total revenue and (iii) an increase in marketing and other investments to drive our strategic initiatives. These increases were partially offset by (i) the absence in 2023 of costs incurred in 2022 in connection with the exit from our Russia business, (ii) the net favorable impact of the 2022 cost savings initiative and (iii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

SG&A expenses in 2022 were $4.377 billion, or 48.5% of total revenue, as compared to $4.454 billion, or 48.7% of total revenue in 2021. The 20 basis point decrease was primarily as a result of (i) the net favorable impact of actions taken to reduce our workforce, primarily in certain international markets, and to reduce our real estate footprint and (ii) the absence in 2022 of costs incurred in 2021 associated with the exit from our Heritage Brands Retail business. These decreases were partially offset by (i) net costs incurred in connection with the exit from our Russia business, primarily consisting of noncash asset impairments and a gain on contract terminations, and (ii) the impact of the reduction in revenue from our Heritage Brands businesses as a result of the Heritage Brands menswear transaction and the exit from our Heritage Brands Retail business, as the revenue from our Heritage Brands businesses carried lower SG&A expenses as a percentage of total revenue.

We currently expect that SG&A expenses as a percentage of revenue in 2024 will increase approximately 140 basis points as compared to 2023. Our expectation for 2024 includes an increase primarily as a result of (i) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023, as our direct-to-consumer distribution channel is expected to be a larger proportion in 2024 than in 2023 and generally carries higher SG&A expenses as a percentage of total revenue and (ii) the impact from the deleveraging of expenses resulting from the expected decline in revenue in 2024. These increases are expected to be partially offset by (i) the favorable impact of the 2022 cost savings initiative and (ii) cost efficiencies across the business as we continue to take a disciplined approach to managing expenses.

Goodwill Impairment

We recorded a pre-tax noncash goodwill impairment charge of $417 million during 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven primarily by a significant increase in discount rates, as a result of then-current economic conditions.

Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these impairments.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $47 million, $92 million and $64 million in 2023, 2022 and 2021, respectively. Non-service related pension and postretirement income in 2023, 2022 and 2021 included actuarial gains on our retirement plans of $46 million, inclusive of a $20 million pre-tax curtailment gain recorded in connection with a change to our defined benefit pension plans, $78 million and $49 million, respectively.

Please see Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our pension and postretirement plans, including the recent change to our defined benefit pension plans.

Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for 2024 will be immaterial. However, our expectation of 2024 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2024. We may record a significant actuarial gain or loss in 2024 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2024 non-service related pension and postretirement income may be significantly different than our projections.

Other Gain

We recorded a gain of $15 million in the fourth quarter of 2023 in connection with the Heritage Brands intimates transaction.

We recorded a gain of $119 million in the third quarter of 2021 in connection with the Heritage Brands menswear transaction.

Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these transactions.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $46 million, $50 million and $24 million of income in 2023, 2022, and 2021 respectively. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and certain licensed and formerly PVH-owned trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed and formerly PVH-owned trademarks in the United States and Canada, and (v) our investment in Karl Lagerfeld prior to the closing of the Karl Lagerfeld transaction during 2022. The equity in net income of unconsolidated affiliates for 2022 also included a $16 million pre-tax gain in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

The equity in net income of unconsolidated affiliates for 2023 decreased as compared to 2022 primarily due to the absence in 2023 of the $16 million pre-tax gain recorded in 2022 in connection with the Karl Lagerfeld transaction, partly offset by an increase in income attributable to our joint venture in Mexico and our PVH Legwear joint venture. The equity in net income of unconsolidated affiliates for 2022 increased as compared to 2021 primarily due to the $16 million pre-tax gain discussed above, as well as an increase in income attributable to our joint ventures in Mexico and India.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2024 will be relatively flat as compared to 2023.

Interest Expense, Net

Interest expense, net increased to $88 million in 2023 from $83 million in 2022 primarily due to an increase in interest rates as compared to 2022.

Interest expense, net decreased to $83 million in 2022 from $104 million in 2021 primarily due to the impact of $1.030 billion of voluntary long-term debt repayments made during 2021.

Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

Interest expense, net for the full year 2024 is currently expected to be relatively flat as compared to 2023.

Income Taxes

Income tax expense was as follows:

	2023	2022	2021
(Dollars in millions)
Income tax expense	$177	$188	$21
Income tax as a % of pre-tax income	21.1%	48.4%	2.1%

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

Significant items which have caused our tax rate to fluctuate each year include the items discussed below. The effect that discrete tax amounts have on the effective income tax rate in each year is not comparable due to changes in our pre-tax income.

Our effective income tax rate for 2023 was 21.1% primarily due to the favorable tax impacts of the foreign derived intangible income deduction and the generation of certain foreign tax credits, offset by our jurisdictional mix of earnings.

Our effective income tax rate for 2022 was 48.4%. Our 2022 effective income tax rate included the impact of the $417 million noncash goodwill impairment charge recorded in 2022, which was non-deductible and resulted in an increase to our effective income tax rate of 22.3%.

Our effective income tax rate for 2021 was 2.1%. Our 2021 effective income tax rate included (i) a $106 million benefit resulting from a tax accounting method change made in conjunction with our 2020 United States federal income tax return that provided additional tax benefits to the foreign components of our federal income tax provision, which resulted in a decrease to our effective income tax rate of 10.9%, (ii) a $93 million favorable impact on certain liabilities for uncertain tax positions resulting from the expiration of applicable statutes of limitation, which resulted in a decrease to our effective income tax rate of 9.7%, and (iii) a $32 million benefit related to the remeasurement of certain net deferred tax assets in connection with the expiration of the special tax rates at the end of 2021, which resulted in a decrease to our effective income tax rate of 3.3%.

We currently expect that our effective income tax rate in 2024 will be approximately 21%.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 15% corporate minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases. The corporate minimum tax became effective in fiscal 2023 and the excise tax was effective January 1, 2023. The corporate minimum tax did not have any impact on our consolidated financial statements. Please see section entitled “Acquisition of Treasury Shares” within “Liquidity and Capital Resources” below for further discussion of share repurchases and the excise taxes incurred in 2023.

The Organization for Economic Cooperation and Development has proposed a global minimum effective tax rate of 15%, generally known as Pillar Two, which would be effective in 2024 for certain multinational companies. Under Pillar Two, a top-up tax would be required for any jurisdiction whose effective tax rate falls below the 15% minimum rate. We are closely monitoring developments and evaluating the impacts these new rules would have on our tax rate. Based on our preliminary analysis, the Pillar Two legislation is not expected to have a material impact on our 2024 effective tax rate. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

Redeemable Non-Controlling Interest

We formed a joint venture in Ethiopia (“PVH Ethiopia”) to operate a manufacturing facility that produced finished products for us for distribution primarily in the United States. We held an initial economic interest of 75% in PVH Ethiopia, with our partner’s 25% interest accounted for as a redeemable non-controlling interest (“RNCI”). We consolidated the results of PVH Ethiopia in our consolidated financial statements. The capital structure of PVH Ethiopia was amended effective May 31, 2021 and we solely managed and effectively owned all economic interests in the joint venture. As a result of the amendments to the capital structure of PVH Ethiopia, we stopped attributing any net income or loss in PVH Ethiopia to an RNCI beginning May 31, 2021. The net loss attributable to the RNCI was immaterial in 2021. We closed in the fourth quarter of 2021 the manufacturing facility that was PVH Ethiopia’s sole operation. The closure did not have a material impact on our consolidated financial statements. Please see Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at February 4, 2024 was $708 million, an increase of $157 million from the $551 million at January 29, 2023. The change in cash and cash equivalents included the impact of (i) $548 million of completed common stock repurchases under the stock repurchase program, (ii) $156 million of net cash proceeds received in connection with the sale of our Warner’s, Olga and True&Co. women’s intimates businesses and (iii) $112 million of mandatory long-term debt repayments. We ended 2023 with approximately $1.4 billion of borrowing capacity available under our various debt facilities.

Cash flow in 2024 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities of approximately $12 million, subject to exchange rate fluctuations, and (ii) expected common stock repurchases under the stock repurchase program of approximately $400 million. Additionally, we are exploring alternatives, including refinancing, to fund the repayment of our €525 million senior unsecured notes due in 2024.

As of February 4, 2024, $375 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions in which we would expect to incur material tax costs upon distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $969 million in 2023 compared to $39 million in 2022. The increase in cash provided by operating activities as compared to 2022 was primarily driven by changes in our working capital, including (i) a decrease in trade receivables, primarily driven by a decrease in our wholesale revenue in the fourth quarter of 2023 as compared to the prior year period, and (ii) changes in inventories net of the related change in payables, primarily as a result of (a) a reduction in inventories in the current year period from the elevated levels of inventory we experienced in the second half of 2022 and (b) an increase in inventories during the prior year period as we were building back from lean inventory levels in 2021.

Supply Chain Finance Program

We have a voluntary supply chain finance program (the “SCF program”) administered through a third party platform that provides our inventory suppliers with the opportunity to sell their receivables due from us to participating financial institutions in advance of the invoice due date, at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreements between the suppliers and the financial institutions and have no economic interest in a supplier’s decision to sell a receivable. Our payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the SCF program. Please see Note 22, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our SCF program.

Investments in Unconsolidated Affiliates

Dividends received from our investments in unconsolidated affiliates of $30 million, $16 million and $19 million during 2023, 2022 and 2021, respectively, are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Heritage Brands Intimates Transaction

We completed the sale of our Warner’s, Olga and True&Co. women’s intimates businesses to Basic Resources on November 27, 2023 for net proceeds of $156 million, of which $160 million of gross proceeds are presented as investing cash flows and $4 million of transaction costs are presented as operating cash flows in the Consolidated Statement of Cash Flows for 2023. There is a potential earnout of up to $10 million that we may receive subsequent to the earnout period, based on calendar year 2024 net sales of a portion of the sold businesses. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Karl Lagerfeld Transaction

We completed the sale of our approximately 8% economic interest in Karl Lagerfeld to a subsidiary of G-III on May 31, 2022 for $20 million in cash, of which $19 million was received in 2022 and the remaining $1 million which was previously held in escrow was received in the fourth quarter of 2023. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Heritage Brands Menswear Transaction

We completed the sale of our Van Heusen, IZOD, ARROW and Geoffrey Beene trademarks, as well as certain related inventories, to ABG and other parties on August 2, 2021 for net proceeds of $216 million, of which $223 million of gross proceeds were presented as investing cash flows and $7 million of transaction costs were presented as operating cash flows in the Consolidated Statement of Cash Flows for 2021. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Capital Expenditures

Our capital expenditures in 2023 were $245 million compared to $290 million in 2022. The capital expenditures in 2023 primarily consisted of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America. We currently expect that capital expenditures for 2024 will increase to approximately $300 million and will primarily consist of continued investments in these same categories.

Mandatorily Redeemable Non-Controlling Interest

We acquired in 2019 the approximately 78% ownership interest in Gazal Corporation Limited (“Gazal”) that we did not already own (the “Australia acquisition”). The Australia acquisition agreement provided for key executives of Gazal and PVH Brands Australia Pty. Limited to exchange a portion of their interests in Gazal for approximately 6% of the outstanding shares of our previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. We were obligated to purchase this 6% interest within two years of the acquisition closing in two tranches.

We purchased tranche 1 (50% of the shares) for $17 million in June 2020 and tranche 2 (the remaining 50% of the shares) for $24 million in June 2021 based on exchange rates in effect on the applicable payment dates. The tranche 2 payments are presented in the Consolidated Statement of Cash Flows for 2021 as follows: (i) $15 million as financing cash flows, which represented the initial fair value of the liability for the tranche 2 shares recognized on the acquisition date, and (ii) $9 million as operating cash flows for the tranche 2 shares attributable to interest. Please see Note 3, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Dividends

Cash dividends paid on our common stock totaled $9 million, $10 million and $3 million in 2023, 2022 and 2021, respectively.

We suspended our dividends in 2020 in response to the impacts of the COVID-19 pandemic on our business. In addition, under the terms of a waiver we obtained in 2020 of certain covenants under our senior unsecured credit facilities, we were not permitted to declare or pay dividends during the relief period. Effective during 2021, the relief period was terminated and we resumed our dividend payments in the fourth quarter of 2021.

We currently project that cash dividends paid on our common stock in 2024 will be approximately $9 million based on our current dividend rate, the number of shares of our common stock outstanding as of February 4, 2024, our estimate of stock to be issued during 2024 under our stock incentive plan and our estimate of stock repurchases during 2024.

Acquisition of Treasury Shares

The Board of Directors has authorized over time beginning in 2015 an aggregate $5 billion stock repurchase program through July 30, 2028, which includes a $2 billion increase in the authorization and a four year extension of the program approved by the Board of Directors on March 27, 2024. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. Beginning January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During 2023, 2022 and 2021, we purchased 5.7 million shares, 6.2 million shares and 3.3 million shares, respectively, of our common stock under the program in open market transactions for $550 million (excluding excise taxes of $5 million), $399 million and $350 million, respectively. Purchases of $2 million were accrued for in the Consolidated Balance Sheet as of February 4, 2024. Purchases of $6 million that were accrued for in the Consolidated Balance Sheet as of January 30, 2022 were paid in 2022. As of February 4, 2024, the repurchased shares were held as treasury stock and $274 million of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining. The authorization remaining as of February 4, 2024 does not reflect the increase approved on March 27, 2024 discussed above.

We currently expect common stock repurchases under the stock repurchase program of approximately $400 million in 2024.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	2/4/24	1/29/23
Short-term borrowings	$—	$46
Current portion of long-term debt	578	112
Finance lease obligations	10	12
Long-term debt	1,592	2,177
Stockholders’ equity	5,119	5,013

In addition, we had $708 million and $551 million of cash and cash equivalents as of February 4, 2024 and January 29, 2023, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of February 4, 2024 and January 29, 2023.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $210 million based on exchange rates in effect on February 4, 2024 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of February 4, 2024 and $46 million outstanding under these facilities as of January 29, 2023. The weighted average interest rate on funds borrowed as of January 29, 2023 was 2.31%.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. Borrowings under the commercial paper note program, when taken together with the revolving borrowings outstanding under the multicurrency revolving credit facility included in the 2022 facilities (as defined below), cannot exceed $1.150 billion. We had no borrowings outstanding under the commercial paper note program as of February 4, 2024 and January 29, 2023.

Finance Lease Liabilities

Our cash payments for finance lease liabilities totaled $5 million in each of 2023, 2022 and 2021.

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

The terms of the Euro TLA facility require us to make quarterly repayments of amounts outstanding, which commenced with the calendar quarter ending March 31, 2023. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2022 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by us would reduce the future required repayment amounts.

We made payments of $12 million on our term loan under the 2022 facilities during 2023. We made payments of $488 million on our term loans under the 2019 facilities during 2022, which included $23 million of mandatory payments and the $465 million repayment of the 2019 facilities in connection with the refinancing of the senior credit facilities. We made payments of $1.051 billion on our term loans under the 2019 facilities during 2021, which included the repayment of the outstanding principal balance under our United States dollar-denominated Term Loan A facility.

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

The current applicable margin with respect to the Euro TLA Facility as of February 4, 2024 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of February 4, 2024 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple ESTR rate and 1.125% for loans bearing interest at the EURIBOR rate or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

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

7 3/4% Debentures Due 2023

We had $100 million of debentures due November 15, 2023 that accrued interest at the rate of 7 3/4%. We repaid these debentures at maturity.

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

We entered into multiple fixed-to-fixed cross-currency swap contracts in the third quarter of 2023, which, in aggregate, economically convert our $500 million principal amount of 4 5/8% senior notes due 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457.2 million. As part of these swap contracts, we will receive fixed-rate United States dollar-denominated interest at a weighted average rate of 1.405% and pay fixed-rate euro-denominated interest at a rate of 0%.

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

As of February 4, 2024, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of February 4, 2024, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a positive outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt.

Additional Cash Requirements

The following table summarizes current and long-term cash requirements as of February 4, 2024, which we expect to fund primarily with cash generated from operating cash flows and continued access to financial and credit markets:

	Cash Requirements
Description	Total	2024	2025-2026	2027-2028	Thereafter
(In millions)
Long-term debt(1)	$2,177	$578	$524	$1,075	$—
Interest payments on long-term debt	217	77	98	42
Operating and finance leases(2)	1,593	346	539	356	352
Inventory purchase commitments(3)	710	710
Other cash requirements(4)	149	79	61	9
Total	$4,846	$1,790	$1,222	$1,482	$352
______________________
(1)At February 4, 2024, the outstanding principal balance under our senior unsecured Term Loan A facility was $463 million, which requires mandatory payments through December 9, 2027 (according to the mandatory repayment schedules). We also had outstanding $566 million of 3 5/8% senior unsecured euro notes due July 15, 2024, $500 million of 4 5/8% senior unsecured notes due July 10, 2025 and $647 million of 3 1/8% senior unsecured euro notes due December 15, 2027.
(2)We lease Company-operated free-standing retail store locations, warehouses, distribution centers, showrooms, office space, and certain equipment and other assets. Please see Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(3)Represents contractual commitments that are enforceable and legally binding for goods on order and not received or paid for as of February 4, 2024. Inventory purchase commitments also include fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. Substantially all of these goods are expected to be received and the related payments are expected to be made in 2024. This amount does not include foreign currency forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

(4)Represents cash requirements primarily related to (i) information-technology service agreements, (ii) minimum contractual royalty payments under several license agreements we have with third parties, and (iii) advertising and sponsorship agreements.

Not included in the above table are contributions to our qualified defined benefit pension plans, or payments in connection with our unfunded non-qualified supplemental defined benefit pension plans and our unfunded postretirement health care and life insurance benefits plans. These cash requirements cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets and discount rate. The liabilities associated with these plans are presented in Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. Currently, we do not expect to make any material contributions to our pension plans in 2024. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $94 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $37 million of asset retirement obligations related to our obligation to dismantle or remove leasehold improvements from leased office, retail store or warehouse locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement due to the uncertainty of timing of future cash outflows associated with such obligations. Please see Note 22, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

Not included in the above table are the cash flows associated with fixed-to-fixed cross-currency swap contracts that expire on July 10, 2025 due to the uncertainty regarding the future cash settlements associated with these contracts. Please see Note 10, “Derivative Financial Instruments” included in Item 8 of this report for further information related to these cross-currency swap contracts.

MARKET RISK

Financial instruments held by us as of February 4, 2024 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of February 4, 2024. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at February 4, 2024, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.7 million annually. Borrowings under our senior unsecured term loan facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facilities expose us to market risk for changes in interest rates. We have historically entered into interest rate swap agreements to reduce our exposure to interest rate volatility. No interest rate swap agreements were outstanding as of February 4, 2024. As of February 4, 2024, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million, annually. Please see “Liquidity and Capital Resources” above for further discussion of our credit facilities.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Over 70% of our $9.2 billion of revenue in 2023, and over 65% of our $9.0 billion of revenue in 2022 and $9.2 billion of revenue in 2021 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

The translational impact refers to the impact that changes in exchange rates can have on our results of operations and financial position. The functional currencies of our foreign subsidiaries are generally the applicable local currencies. Our consolidated financial statements are presented in United States dollars. The results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period and the assets and liabilities in local foreign currencies are translated into United States dollars using the closing exchange rate at the balance sheet date. Foreign exchange differences that arise from the translation of our foreign subsidiaries’ assets and liabilities into United States dollars are recorded as foreign currency translation adjustments in other comprehensive (loss) income. Accordingly, our results of operations and other comprehensive (loss) income will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Japanese yen, the Korean won, the British pound, the Australian dollar, the Canadian dollar and the Chinese yuan, and favorably impacted during times of a weakening United States dollar against those currencies.

Our 2023 revenue and net income increased by approximately $70 million and $10 million, respectively, as compared to 2022 due to the impact of foreign currency translation. We currently expect the translational impact of foreign currency on our 2024 revenue and net income as compared to 2023 will be immaterial.

In 2023, we recognized unfavorable foreign currency translation adjustments of $69 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the strengthening of the United States dollar against both the Chinese yuan of 6% and the Australian dollar of 8% since January 29, 2023) and a strengthening of the United States dollar against the euro of 1% since January 29, 2023. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 40% of our $5.4 billion total goodwill and other intangible assets as of February 4, 2024. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

There is also a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency. We also have exposure to changes in foreign currency rates related to certain intercompany transactions and SG&A expenses. We currently use and plan to continue to use foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. We enter into foreign currency forward contracts pertaining to these inventory transactions up to 18 months in advance for a portion of the projected purchases and may enter into incremental contracts leading up to the time the inventory purchases occur.

Our 2023 net income decreased by approximately $75 million as compared to 2022 due to the transactional impact of foreign currency with a negative impact on our gross margin of approximately 100 basis points. We currently expect the transactional impact of foreign currency on our 2024 net income as compared to 2023 will be immaterial.

Given our foreign currency forward contracts outstanding at February 4, 2024, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $110 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $170 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes and to settle our cross-currency swap contracts, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes and to settle our cross-currency swap contracts.

We conduct business in Turkey where the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. The impact of currency devaluation in countries experiencing high inflation rates, as is the case in Turkey, can unfavorably impact our results of operations. Since the first day of the second quarter of 2022, we have been accounting for our operations in Turkey as highly inflationary. As a result, we have changed the functional currency of our subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of our monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on our results of operations during 2023 and 2022. As of February 4, 2024, net monetary assets denominated in Turkish lira represented less than 1% of our total net assets.

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2024 net benefit cost related to the pension plans of approximately $5 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2024 net benefit cost of approximately $19 million.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter tends to have the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. This seasonal pattern was disrupted temporarily during the COVID-19 pandemic. Working capital requirements vary throughout the year to support these seasonal patterns and business trends.

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

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends and forecasts, inventory aging and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable. We believe that all inventory write-downs required at February 4, 2024 have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of inflationary pressures globally, and the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—We determined during 2023, 2022 and 2021 that certain long-lived assets were not recoverable, which resulted in us recording impairment charges. The long-lived asset impairments in 2023, which primarily related to certain retail store assets, consisting of property, plant and equipment, were primarily in connection with the financial performance in certain of our retail stores. The long-lived asset impairments in 2022, which primarily related to certain office, retail store and shop-in-shop assets, including property, plant and equipment and operating lease-right-of-use assets, were primarily in connection with our decision in 2022 to exit from our Russia business and the financial performance in certain of our retail stores. The long-lived asset impairments in 2021, which primarily related to certain office, retail store and shop-in-shop assets, including property, plant and equipment and operating lease-right-of-use assets, were primarily as a result of actions taken by us to reduce our real estate footprint, including reductions in office space, and the financial performance in certain of our retail stores and shop-in-shops.

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

Allowance for credit losses on trade receivables—Trade receivables, as presented in our Consolidated Balance Sheets, are net of an allowance for credit losses. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as our expectations of conditions in the future. Because we cannot predict future changes in economic conditions and in the financial stability of our customers with certainty, including as a result of inflationary pressures globally, and the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for credit losses.

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

Goodwill Impairment Testing

2023 Annual Impairment Test

For the 2023 annual goodwill impairment test performed as of the beginning of the third quarter of 2023, we elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company- and reporting unit-specific factors. In performing this assessment, we considered the results of our quantitative annual goodwill impairment test performed in 2022, discussed below, and the impact of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in our market capitalization since the time of the 2022 test, which would imply a reduction to the risk premium included in the discount rate and, therefore, improvement in the fair values of our reporting units, and (ii) our recent financial performance and updated financial forecasts, which were generally consistent with or exceeded the projections used in 2022.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from our annual impairment test in 2023.

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

As a result of our 2022 annual impairment test, we recorded $417 million of noncash impairment charges during the third quarter of 2022, which were included in goodwill impairment in our Consolidated Statement of Operations. The impairments were driven primarily by a significant increase in discount rates.

The fair value of the reporting units for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration, inclusive of a Company-specific 4% risk premium to account for the additional risk of uncertainty perceived by market participants related to our overall cash flows due to the macroeconomic environment. Estimated future operating cash flows were discounted at rates of 16.0% or 16.5%, depending on the reporting unit, to account for the relative risks of the estimated future cash flows. For the market approach, used to validate the results of the income approach method, we used the guideline company method, which analyzes market multiples of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation were based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. We classified the fair values of our reporting units as Level 3 fair value measurements due to the use of significant unobservable inputs.

2021 Annual Impairment Test

For the 2021 annual goodwill impairment test performed as of the beginning of the third quarter of 2021, we elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, we considered the results of our then-most recently completed quantitative goodwill impairment test and the impact of (i) the weighted average cost of capital for each reporting unit as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in our then-most recently completed quantitative impairment test, (ii) a favorable change in our market capitalization and its implied impact on the fair value of our reporting units subsequent to the then-most recently completed quantitative impairment test, and (iii) our recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in our then-most recently completed quantitative impairment test.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from our annual impairment test in 2021.

Indefinite-Lived Intangible Assets Impairment Testing

2023 Annual Impairment Test

For the 2023 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2023, we elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company- and asset-specific factors. In performing this assessment, we considered the results of our annual impairment testing performed in 2022, discussed below, and the impact of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in our market capitalization since the time of the 2022 test, which would imply a reduction to the risk premium included in the discount rate and, therefore, improvement in the fair value of each of our indefinite-lived intangible assets and (ii) our recent financial performance and updated financial forecasts.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of each of our indefinite-lived intangible assets was less than its carrying amount and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from our annual impairment test in 2023.

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

For the 2022 annual impairment test of the Warner’s tradename and the reacquired perpetual license rights recorded in connection with the Australia acquisition performed as of the beginning of the third quarter of 2022, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. We determined that their fair values exceeded their carrying amounts and, therefore, the assets were not impaired. The Warner’s tradename was subsequently sold on November 27, 2023 as part of the Heritage Brands intimates transaction, which resulted in a gain.

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

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, we considered the results of our then-most recently completed quantitative impairment tests and the impact of (i) the weighted average cost of capital for each of our indefinite-lived intangible assets as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in our then-most recently completed quantitative impairment tests and (ii) our recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in our then-most recently completed quantitative impairment tests.

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

There have been no significant events or change in circumstances since the date of the 2023 annual impairment tests that would indicate the remaining carrying amounts of our goodwill and indefinite-lived intangible assets may be impaired as of February 4, 2024. If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, and foreign currency volatility. If economic conditions or market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, or business conditions or strategies for a specific reporting unit change from current assumptions, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, we could incur additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

We revised during 2021 the mortality assumptions used to determine our benefit obligations based on recently published actuarial mortality tables. These changes in life expectancy resulted in changes to the period for which we expect benefits to be paid. In 2021, the increase in life expectancy increased our benefit obligations and future expense.

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

Actual results could differ from our assumptions, which would require adjustments to our balance sheet and could result in volatility in our future net benefit cost. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to our 2024 net benefit cost related to the pension plans of approximately $5 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to our 2024 net benefit cost of approximately $19 million.

In the fourth quarter of 2023, our Board of Directors approved changes to our pension plans to freeze the pensionable compensation and credited service amounts used to calculate participants’ benefits effective June 30, 2024. After the effective date, in lieu of participation in these pension plans, employees will receive an additional Company contribution to their savings and retirement plans. Employees near retirement age that meet a specified service requirement are included in a transition group that will continue to accrue benefits under these pension plans for two years after the effective date of the freeze in addition to receiving the additional Company contribution to their savings and retirement plans. In connection with the pension plans freeze, we recorded a curtailment gain of $20 million in 2023.

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

When estimating the grant date fair value of stock-based awards, we consider whether an adjustment is required to the closing price or the expected volatility of our common stock on the date of grant when we are in possession of material nonpublic information. Note 13, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth certain significant assumptions used to determine the fair value of our stock options and contingently issuable performance shares.

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

We are currently undertaking a major multi-year SAP S/4 implementation to upgrade our platforms and systems worldwide. The implementation is occurring in phases over multiple years. During 2020 and 2021, we successfully launched the Global Finance functionality on the SAP S/4 platform in Asia and North America and the commercial functionality on the SAP S/4 platform for certain businesses in North America. In addition, during 2023, we successfully launched the commercial functionality on the SAP S/4 platform for certain businesses in Asia.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Officers

During the quarterly period ended February 4, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2024. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to the PVH Board of Directors and with respect to our Audit & Risk Management Committee, our Audit Committee Financial Expert and our Code of Ethics for the Chief Executive and Senior Financial Officers is incorporated herein by reference to the section entitled “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2024.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation Tables,” “Compensation Committee Report,” “Compensation Discussion & Analysis,” “Corporate Governance - Committees - Compensation Committee” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Corporate Governance - Transactions with Related Persons” and “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2024.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2024.

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

*10.15	Schedule of Non-Management Director Fees, effective June 16, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2022).

*10.16
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

*10.17
Form of salary reduction consent and waiver signed by Stefan Larsson (on April 7, 2020) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020).

*10.18
Employment Agreement, dated as of June 2, 2020, between PVH B.V. and Martijn Hagman (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021).

*10.19
Employment Agreement, effective as of September 28, 2020, between PVH Corp. and Julie Fuller (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2022).

*10.20	Employment Agreement, dated as of February 7, 2022, between PVH Corp. and Zac Coughlin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2022).

10.21
Credit Agreement, dated as of December 9, 2022, among PVH Corp., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, BOFA Securities, Inc. as Documentation Agent, Joint Lead Arranger and Joint Lead Bookrunner, Truist Bank as Documentation Agent, Bank of China, New York Branch, as Documentation Agent, BNP Paribas as Documentation Agent, DBS Bank LTD. as Documentation Agent, Citizens Bank, N.A. as Documentation Agent, HSBC Bank USA, National Association as Documentation Agent, Standard Chartered Bank as Documentation Agent, The Bank of Nova Scotia as Documentation Agent, U.S. Bank National Association as Documentation Agent, JPMorgan Chase Bank, N.A. as Joint Lead Arranger and Joint Lead Bookrunner, and Truist Securities, Inc. as Joint Lead Arranger and Joint Lead Bookrunner (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended January 29, 2023).

*,+10.22	Employment Agreement, dated as of November 29, 2022, between PVH Corp. and Eva Serrano.

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+97	PVH Corp. Clawback Policy, effective June 22, 2023.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated: April 2, 2024

PVH CORP.

By:	/s/ STEFAN LARSSON
Stefan Larsson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEFAN LARSSON	Director and Chief Executive Officer	April 2, 2024
Stefan Larsson	(Principal Executive Officer)

/s/ ZACHARY COUGHLIN	Executive Vice President and Chief Financial	April 2, 2024
Zachary Coughlin	Officer (Principal Financial Officer)

/s/ JAMES W. HOLMES	Executive Vice President and Controller	April 2, 2024
James W. Holmes	(Principal Accounting Officer)

/s/ MICHAEL CALBERT	Chairman (Director)	April 2, 2024
Michael Calbert

/s/ AJAY BHALLA	Director	April 2, 2024
Ajay Bhalla

/s/ BRENT CALLINICOS	Director	April 2, 2024
Brent Callinicos

/s/ GEORGE CHEEKS	Director	April 2, 2024
George Cheeks

/s/ JUDITH AMANDA SOURRY KNOX	Director	April 2, 2024
Judith Amanda Sourry Knox

/s/ GERALDINE (PENNY) MCINTYRE	Director	April 2, 2024
Geraldine (Penny) McIntyre

/s/ AMY MCPHERSON	Director	April 2, 2024
Amy McPherson

/s/ ALLISON PETERSON	Director	April 2, 2024
Allison Peterson

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Statements of Operations—Years Ended February 4, 2024, January 29, 2023 and January 30, 2022	F-2

Consolidated Statements of Comprehensive Income—Years Ended February 4, 2024, January 29, 2023 and January 30, 2022	F-3

Consolidated Balance Sheets—February 4, 2024 and January 29, 2023	F-4

Consolidated Statements of Cash Flows—Years Ended February 4, 2024, January 29, 2023 and January 30, 2022	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest—Years Ended February 4, 2024, January 29, 2023 and January 30, 2022	F-6

Notes to Consolidated Financial Statements	F-7

Management’s Report on Internal Control Over Financial Reporting	F-59

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-60

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-63

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	2023	2022	2021
Net sales	$8,751.8	$8,544.9	$8,723.7
Royalty revenue	368.2	372.0	340.1
Advertising and other revenue	97.7	107.3	90.9
Total revenue	9,217.7	9,024.2	9,154.7
Cost of goods sold (exclusive of depreciation and amortization)	3,854.5	3,901.3	3,830.6
Gross profit	5,363.2	5,122.9	5,324.1
Selling, general and administrative expenses	4,542.6	4,377.4	4,453.9
Goodwill impairment	—	417.1	—
Non-service related pension and postretirement income	47.2	91.9	64.1
Other gain	15.3	—	118.9
Equity in net income of unconsolidated affiliates	45.7	50.4	23.7
Income before interest and taxes	928.8	470.7	1,076.9
Interest expense	99.3	89.6	108.6
Interest income	11.5	7.1	4.4
Income before taxes	841.0	388.2	972.7
Income tax expense	177.4	187.8	20.7
Net income	663.6	200.4	952.0
Less: Net loss attributable to redeemable non-controlling interest	—	—	(0.3)
Net income attributable to PVH Corp.	$663.6	$200.4	$952.3
Basic net income per common share attributable to PVH Corp.	$10.88	$3.05	$13.45
Diluted net income per common share attributable to PVH Corp.	$10.76	$3.03	$13.25

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	2023	2022	2021
Net income	$663.6	$200.4	$952.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(68.9)	(68.3)	(268.1)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $6.4, $(19.7) and $25.0	18.1	(56.2)	90.7
Net gain on net investment hedges, net of tax expense of $3.4, $6.3 and $27.5	10.3	24.1	83.8
Total other comprehensive loss	(40.5)	(100.4)	(93.6)
Comprehensive income	623.1	100.0	858.4
Less: Comprehensive loss attributable to redeemable non-controlling interest	—	—	(0.3)
Comprehensive income attributable to PVH Corp.	$623.1	$100.0	$858.7

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	February 4, 2024	January 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$707.6	$550.7
Trade receivables, net of allowances for credit losses of $41.1 and $42.6	793.3	923.7
Other receivables	13.9	21.5
Inventories, net	1,419.7	1,802.6
Prepaid expenses	237.7	209.2
Other	87.5	72.7
Total Current Assets	3,259.7	3,580.4
Property, Plant and Equipment, net	862.6	904.0
Operating Lease Right-of-Use Assets	1,213.8	1,295.7
Goodwill	2,322.1	2,359.0
Tradenames	2,599.1	2,701.1
Other Intangibles, net	498.3	548.8
Other Assets, including deferred taxes of $33.8 and $33.8	417.3	379.3
Total Assets	$11,172.9	$11,768.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,073.4	$1,327.4
Accrued expenses	776.2	874.0
Deferred revenue	55.5	54.3
Current portion of operating lease liabilities	288.9	353.7
Short-term borrowings	—	46.2
Current portion of long-term debt	577.5	111.9
Total Current Liabilities	2,771.5	2,767.5
Long-Term Portion of Operating Lease Liabilities	1,075.8	1,140.0
Long-Term Debt	1,591.7	2,177.0
Other Liabilities, including deferred taxes of $346.1 and $357.5	615.0	671.1
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 88,567,275 and 87,641,611 shares issued	88.6	87.6
Additional paid-in capital – common stock	3,313.3	3,244.5
Retained earnings	5,407.3	4,753.1
Accumulated other comprehensive loss	(753.6)	(713.1)
Less: 30,934,587 and 24,932,374 shares of common stock held in treasury, at cost	(2,936.7)	(2,359.4)
Total Stockholders’ Equity	5,118.9	5,012.7
Total Liabilities and Stockholders’ Equity	$11,172.9	$11,768.3

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2023	2022	2021
OPERATING ACTIVITIES(1)
Net income	$663.6	$200.4	$952.0
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	298.6	301.5	313.3
Equity in net income of unconsolidated affiliates	(45.7)	(50.4)	(23.7)
Deferred taxes(2)	(14.4)	9.8	(64.9)
Stock-based compensation expense	51.9	46.6	46.8
Impairment of goodwill	—	417.1	—
Impairment of other long-lived assets	5.7	51.7	47.0
Actuarial gain on retirement and benefit plans	(45.5)	(78.4)	(48.7)
Other gain	(15.3)	—	(118.9)
Changes in operating assets and liabilities:
Trade receivables, net	118.9	(188.5)	(138.1)
Other receivables	7.2	(1.3)	4.1
Inventories, net	307.6	(466.9)	(33.9)
Accounts payable, accrued expenses and deferred revenue	(318.8)	(62.6)	260.7
Prepaid expenses	(30.1)	(41.9)	(20.7)
Other, net	(14.3)	(97.9)	(103.8)
Net cash provided by operating activities	969.4	39.2	1,071.2
INVESTING ACTIVITIES(3)
Purchases of property, plant and equipment	(244.7)	(290.1)	(267.9)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	160.0	—	—
Proceeds from sale of Van Heusen, IZOD, ARROW and Geoffrey Beene trademarks and other assets	—	—	222.9
Proceeds from sale of Karl Lagerfeld investment	1.4	19.1	—
Purchases of investments held in rabbi trust	(4.7)	(8.6)	—
Proceeds from investments held in rabbi trust	2.9	1.4	—
Net cash used by investing activities	(85.1)	(278.2)	(45.0)
FINANCING ACTIVITIES(1)(3)
Net (payments on) proceeds from short-term borrowings	(43.5)	36.6	10.5
Proceeds from 2022 facilities, net of related fees	—	456.4	—
Repayment of 7 3/4% senior notes	(100.0)	—	—
Repayment of 2022 facilities	(11.9)	—	—
Repayment of 2019 facilities	—	(487.8)	(1,051.3)
Net proceeds from settlement of awards under stock plans	17.9	—	26.7
Cash dividends	(9.4)	(10.1)	(2.7)
Acquisition of treasury shares	(570.3)	(418.6)	(361.3)
Payments of finance lease liabilities	(4.6)	(4.7)	(5.2)
Payment of mandatorily redeemable non-controlling interest liability attributable to initial fair value	—	—	(15.2)
Net cash used by financing activities	(721.8)	(428.2)	(1,398.5)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	(24.6)	(36.6)
Increase (decrease) in cash and cash equivalents	156.9	(691.8)	(408.9)
Cash and cash equivalents at beginning of year	550.7	1,242.5	1,651.4
Cash and cash equivalents at end of year	$707.6	$550.7	$1,242.5

(1) Please see Note 16 for lease related cash flow information.
(2) Please see Note 9 for information on deferred taxes.
(3) Please see Note 19 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(In millions, except share and per share data)

		Stockholders’ Equity
			Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 31, 2021	$(3.4)	$—	86,293,158	$86.3	$3,129.4	$3,613.2	$(519.1)	$(1,579.5)	$4,730.3
Net income attributable to PVH Corp.						952.3			952.3
Foreign currency translation adjustments							(268.1)		(268.1)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $25.0							90.7		90.7
Net gain on net investment hedges, net of tax expense of $27.5							83.8		83.8
Comprehensive income attributable to PVH Corp.									858.7
Settlement of awards under stock plans			813,997	0.8	25.9				26.7
Stock-based compensation expense					46.8				46.8
Dividends declared ($0.0375 per common share)						(2.7)			(2.7)
Acquisition of 3,438,819 treasury shares								(367.3)	(367.3)
Net loss attributable to redeemable non-controlling interest	(0.3)
Change in the economic interests of redeemable non-controlling interest	3.7				(3.7)				(3.7)
January 30, 2022	—	—	87,107,155	87.1	3,198.4	4,562.8	(612.7)	(1,946.8)	5,288.8
Net income attributable to PVH Corp.						200.4			200.4
Foreign currency translation adjustments							(68.3)		(68.3)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $19.7							(56.2)		(56.2)
Net gain on net investment hedges, net of tax expense of $6.3							24.1		24.1
Comprehensive income attributable to PVH Corp.									100.0
Settlement of awards under stock plans			534,456	0.5	(0.5)				—
Stock-based compensation expense					46.6				46.6
Dividends declared ($0.15 per common share)						(10.1)			(10.1)
Acquisition of 6,359,892 treasury shares								(412.6)	(412.6)
January 29, 2023	—	—	87,641,611	87.6	3,244.5	4,753.1	(713.1)	(2,359.4)	5,012.7
Net income attributable to PVH Corp.						663.6			663.6
Foreign currency translation adjustments							(68.9)		(68.9)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $6.4							18.1		18.1
Net gain on net investment hedges, net of tax expense of $3.4							10.3		10.3
Comprehensive income attributable to PVH Corp.									623.1
Settlement of awards under stock plans			925,664	1.0	16.9				17.9
Stock-based compensation expense					51.9				51.9
Dividends declared ($0.15 per common share)						(9.4)			(9.4)
Acquisition of 6,002,213 treasury shares, including excise taxes of $4.9								(577.3)	(577.3)
February 4, 2024	$—	$—	88,567,275	$88.6	$3,313.3	$5,407.3	$(753.6)	$(2,936.7)	$5,118.9

See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER and Calvin Klein, which are owned, Warner’s, Olga and True&Co., which the Company owned until November 27, 2023, Van Heusen, IZOD, ARROW and Geoffrey Beene, which the Company owned through the second quarter of 2021 and continues to license certain of these brands for certain product categories, and Nike, which the Company licenses for the men’s underwear category. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. The Company completed the sale of its Warner’s, Olga and True&Co. women’s intimates businesses, including the related trademarks, to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”). The Company completed the sale of its Van Heusen, IZOD, ARROW and Geoffrey Beene trademarks, as well as certain related inventories, to Authentic Brands Group (“ABG”) and other parties on the first day of the third quarter of 2021 (the “Heritage Brands menswear transaction”). Please see Note 3, “Acquisitions and Divestitures,” for further discussion. The Company refers to its currently or previously owned and licensed trademarks, other than TOMMY HILFIGER and Calvin Klein, as its “heritage brands” and the businesses it currently operates or previously operated under the heritage brands as its Heritage Brands business.

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

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2023, 2022 and 2021 represent the 53 weeks ended February 4, 2024, 52 weeks ended January 29, 2023 and 52 weeks ended January 30, 2022, respectively.

War in Ukraine and Israel-Hamas War — As a result of the war in Ukraine, the Company announced in March 2022 that it was temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, the Company made the decision to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. Additionally, while the Company has no direct operations in Ukraine, virtually all of its wholesale customers and franchisees in Ukraine have been impacted, which has resulted in a reduction in shipments to these customers. The war in Ukraine also led to broader macroeconomic implications in 2022, including the weakening of the euro against the United States dollar, increases in fuel prices and volatility in the financial markets, as well as a decline in consumer spending.

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

The recent Israel-Hamas war, which began in October 2023, did not have a material impact on the Company’s business. Less than 1% of the Company’s revenue in 2023 was generated in Israel and less than 2% of the Company’s revenue in 2023 was generated in the Middle East, including Israel.

In addition, the recent militant attacks on commercial shipping vessels in the Red Sea beginning in the fourth quarter of 2023 have led to disruption and instability in global supply chains. The Company’s business was not significantly impacted by these attacks in 2023.

There is uncertainty regarding the extent to which these conflicts and their broader macroeconomic implications, including the potential impacts on the broader European market and supply chains globally, will further impact the Company’s business, financial condition and results of operations in 2024.

COVID-19 Pandemic — The COVID-19 pandemic had a significant impact on the Company’s business, results of operations, financial condition and cash flows from operations during 2021 and 2022. The pandemic did not have a significant impact on the Company during 2023.

•During 2021, the Company’s stores in Europe, Canada, Japan, Australia and China were temporarily closed for varying periods as a result of the pandemic. Further, a significant percentage of the Company’s stores globally were operating on reduced hours during the fourth quarter of 2021 as a result of increased levels of associate absenteeism due to the pandemic.

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

In addition, pandemic-related supply chain and logistics disruptions had impacted the Company’s supply chain partners, including third party manufacturers, logistics providers and other vendors, as well as the supply chains of its licensees. These supply chains had experienced disruptions as a result of closed factories or factories operating with a reduced workforce, or other logistics constraints, including vessel, container and other transportation shortages, labor shortages and port congestion due to the impact of the pandemic, beginning in the third quarter of 2021. These impacts significantly improved in the second half of 2022.

Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates due to risks and uncertainties, including the impacts of inflationary pressures globally, and the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, on the Company’s business.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s cash and cash equivalents at February 4, 2024 consisted principally of bank deposits and investments in money market funds.

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

The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. As of February 4, 2024 and January 29, 2023, the allowance for credit losses on trade receivables was $41.1 million and $42.6 million, respectively.

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

The Company recorded pre-tax noncash goodwill impairment charges of $417.1 million in the third quarter of 2022 as a result of its annual goodwill impairment test. The impairment charge was included in goodwill impairment in the Company’s Consolidated Statement of Operations. The impairment was non-operational and driven primarily by a significant increase in discount rates, as a result of the then-current economic conditions. The Company did not record any goodwill impairments in 2023 or 2021. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Indefinite-lived intangible assets and intangible assets with finite lives are tested for impairment prior to assessing the recoverability of goodwill. The Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for its indefinite-lived intangible assets. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment test. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the asset exceeds the fair value of the asset, which is generally determined using the estimated discounted cash flows associated with the asset’s use. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets when events and circumstances indicate that the assets might be impaired. The Company did not record any intangible asset impairments in 2023, 2022 or 2021. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

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

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements — 15 to 40 years; machinery, software and equipment — two to 10 years; furniture and fixtures — two to 10 years; and fixtures located in shop-in-shop/concession locations and their related costs — three to four years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. Major additions and improvements that extend the useful life of the asset are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $259.9 million, $255.4 million and $266.6 million in 2023, 2022 and 2021, respectively.

Cloud Computing Arrangements — The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage of a project are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $16.3 million and $30.1 million of costs incurred in 2023 and 2022, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. Amortization expense relating to cloud computing arrangements totaled $16.9 million, $10.6 million and $6.2 million in 2023, 2022 and 2021, respectively. Cloud computing costs of $49.2 million and $51.5 million were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheets as of February 4, 2024 and January 29, 2023, respectively.

Leases — The Company leases approximately 1,400 Company-operated free-standing retail store locations across more than 35 countries, generally with initial lease terms of three to ten years. The Company also leases warehouses, distribution centers, showrooms and office space, generally with initial lease terms of ten to 20 years, as well as certain equipment and other assets, generally with initial lease terms of one to five years.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of fixed lease payments over the expected lease term. The Company uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable for the Company’s leases. The Company’s incremental borrowing rates are based on the term of the lease, the economic environment of the lease, and the effect of collateralization. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and the Company typically determines that exercise of these renewal options is not reasonably certain until executed. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the initial measurement of the right-of-use asset and lease liability. Certain leases also contain termination options with an associated penalty. Generally, the Company is reasonably certain not to exercise these options and as such, they are not included in the determination of the initial expected lease term.

Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the Company’s Consolidated Balance Sheets. The Company recognizes operating lease expense on a straight-line basis over the lease term unless the operating lease right-of-use assets have been previously impaired. Finance leases are included in property, plant and equipment, net, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges, as well as the amounts recognized from foreign currency forward contracts as the underlying inventory hedged by such forward contracts is sold. Generally, all other expenses, excluding non-service related pension and post retirement (income) costs, interest expense (income) and income taxes, are included in selling, general and administrative (“SG&A”) expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities, payroll and depreciation and amortization. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $357.2 million, $357.9 million and $332.4 million in 2023, 2022 and 2021, respectively.

Shipping and Handling Fees — Shipping and handling fees that are billed to customers are included in net sales. Shipping and handling costs incurred by the Company are accounted for as fulfillment activities and are recorded in SG&A expenses.

Advertising — Advertising costs are expensed as incurred and are included in SG&A expenses. Advertising expenses, which are subject to exchange rate fluctuations, totaled $533.9 million, $492.1 million and $535.8 million in 2023, 2022 and 2021, respectively. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue.

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

Financial Instruments — The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward contracts to hedge against a portion of this exposure. The Company also has exposure to interest rate volatility related to its senior unsecured term loan facility, which borrowings bear interest at a rate equal to an applicable margin plus a variable rate. The Company had used interest rate swap agreements to hedge against a portion of its exposure related to the term loans outstanding under its senior unsecured credit facilities. The Company records the foreign currency forward contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The fair value of the foreign currency forward contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the foreign currency forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the interest rate swap agreements was based on observable interest rate yield curves and represented the expected discounted cash flows underlying the financial instruments. Changes in fair value of the foreign currency forward contracts primarily associated with certain international inventory purchases and the interest rate swap agreements that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”).

The Company also has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company uses both non-derivative instruments (the par value of certain foreign currency borrowings issued by PVH Corp., a U.S.-based entity) and derivative instruments (cross-currency swap contracts), which it designates as net investment hedges. The fair value of the cross-currency swap contracts is measured using the discounted cash flows of the contracts, which are determined based on observable inputs, including the foreign currency forward rates and discount rates, as of the period end. Changes in the carrying value of the foreign currency borrowings and the fair value of the cross-currency swap contracts designated as net investment hedges are recorded in equity as a component of AOCL. The Company evaluates the effectiveness of its net investment hedges at inception and each quarter thereafter.

The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”). Undesignated contracts primarily include foreign currency forward contracts related to third party and intercompany transactions, and intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

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

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the closing exchange rate in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. The resulting translation adjustments are included in the Company’s Consolidated Statements of Comprehensive Income as a component of other comprehensive (loss) income and in the Consolidated Balance Sheets within AOCL. Gains and losses on the revaluation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are included in AOCL. Gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity, not including inventory purchases, are principally included in SG&A expenses and totaled a loss of $30.2 million, $13.1 million and $20.4 million in 2023, 2022 and 2021, respectively.

Since the first day of the second quarter of 2022, the Company has been accounting for its operations in Turkey as highly inflationary, as the cumulative inflation rate surpassed 100% for the three-year period that ended during the first quarter of 2022. Accordingly, the Company has changed the functional currency of its subsidiary in Turkey from the Turkish lira to the euro, which is the functional currency of its parent. The required remeasurement of monetary assets and liabilities denominated in Turkish lira into euro did not have a material impact on the Company’s results of operations during 2022 or 2023. As of February 4, 2024, net monetary assets denominated in Turkish lira represented less than 1% of the Company’s total net assets.

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

Recently Adopted Accounting Guidance — The Financial Accounting Standards Board (“FASB”) issued in September 2022 an update to accounting guidance requiring disclosures that increase the transparency surrounding the use of supplier finance programs, including the key terms of the programs, and information about the obligations under these programs, including a rollforward of those obligations. The update does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of 2023 on a retrospective basis, except for the requirement to disclose rollforward information, which will be effective for the Company in the first quarter of 2024 on a prospective basis. The adoption did not have any impact on the Company’s consolidated financial statements as the guidance only pertains to financial statements footnote disclosures. Please see Note 22, “Other Comments,” for the Company’s disclosures pertaining to this update.

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

Accounting Guidance Issued But Not Adopted as of February 4, 2024 — The FASB issued in November 2023 an update to accounting guidance requiring disclosure on an annual and interim basis of incremental segment information, primarily to enhance disclosures about significant segment expenses. The update will be effective for the Company beginning with its 2024 annual consolidated financial statements and interim statements thereafter, with early adoption permitted. Entities are required to adopt the guidance on a retrospective basis. The Company is currently evaluating the update to determine the impact the adoption will have on its footnote disclosure to its consolidated financial statements.

The FASB issued in December 2023 an update to accounting guidance which is intended to improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The update will be effective for the Company beginning with its 2025 annual consolidated financial statements, with early adoption permitted. Entities are required to apply the guidance on a prospective basis, with retrospective application permitted. The Company is currently evaluating the update to determine the impact the adoption will have on its footnote disclosure to its consolidated financial statements.

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

As of February 4, 2024, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $825.8 million, of which the Company expects to recognize $297.2 million as revenue in 2024, $218.1 million in 2025 and $310.5 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.

Deferred Revenue

Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the years ended February 4, 2024 and January 29, 2023, were as follows:

(In millions)	2023	2022
Deferred revenue balance at beginning of period	$54.3	$44.9
Net additions to deferred revenue during the period	51.7	49.8
Reductions in deferred revenue for revenue recognized during the period (1)	(50.5)	(40.4)
Deferred revenue balance at end of period	$55.5	$54.3

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $9.4 million and $12.1 million as of February 4, 2024 and January 29, 2023, respectively.

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

Mandatorily Redeemable Non-Controlling Interest

Pursuant to the terms of the acquisition agreement, key executives of Gazal and PVH Brands Australia Pty. Limited exchanged a portion of their interests in Gazal for approximately 6% of the outstanding shares of the Company’s previously wholly owned subsidiary that acquired 100% of the ownership interests in the Australia business. The Company was obligated to purchase this 6% interest within two years of the Australia acquisition closing in two tranches: tranche 1 – up to 50% of the shares one year after the closing; and tranche 2 – all remaining shares two years after the closing. The Company recognized a liability for this obligation on the date of the Australia acquisition, which the Company accounted for as a mandatorily redeemable non-controlling interest. The Company recorded subsequent adjustments to the liability in interest expense in the Company’s Consolidated Statements of Operations.

The Company paid the management shareholders an aggregate purchase price of $17.3 million for the tranche 1 shares in June 2020 and an aggregate purchase price of $24.4 million for the tranche 2 shares in June 2021 based on exchange rates in effect on the applicable payment dates. The tranche 2 payments are presented within the Company’s Consolidated Statement of Cash Flows in 2021 as follows: (i) $15.2 million as financing cash flows, which represented the initial fair value of the liability for the tranche 2 shares recognized on the acquisition date, and (ii) $9.2 million as operating cash flows for tranche 2 shares attributable to interest. The Company had no remaining liability for the mandatorily redeemable non-controlling interest as of January 30, 2022.

Sale of Warner’s, Olga and True&Co. Women’s Intimates Businesses

The Company entered into a definitive agreement on November 10, 2023 to sell its Warner’s, Olga and True&Co. women’s intimates businesses to Basic Resources for $160.0 million in cash and completed the sale on November 27, 2023 for net proceeds of $155.6 million, after transaction costs. The carrying value of the net assets sold on the closing date was $140.3 million, which consisted of $44.5 million of inventory and $95.8 million of tradenames. There is a potential earnout of up to $10.0 million that the Company may receive subsequent to the earnout period, based on calendar year 2024 net sales of a portion of the sold businesses.

In connection with the closing of the transaction, the Company recorded a gain of $15.3 million, which represented the excess of the amount of consideration received over the net carrying value of the assets, less costs to sell. The gain was recorded in other gain in the Company’s Consolidated Statement of Operations and included in the Heritage Brands Wholesale segment. An incremental gain, if any, will be recorded once realized at the conclusion of the earnout period equivalent to the amount of the earnout up to $10.0 million.

Sale of Van Heusen, IZOD, ARROW and Geoffrey Beene Trademarks and Other Assets

The Company entered into a definitive agreement on June 23, 2021 to sell its Van Heusen, IZOD, ARROW and Geoffrey Beene trademarks, as well as certain related inventories, to ABG and other parties for $222.9 million in cash and completed the sale on August 2, 2021 for net proceeds of $216.3 million, after transaction costs. The carrying value of the net assets sold on the closing date was $97.8 million.

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

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2023	2022
Land	$1.0	$1.0
Buildings and building improvements	30.7	30.7
Machinery, software and equipment	1,044.1	1,093.5
Furniture and fixtures	598.5	588.3
Shop-in-shops/concession locations	236.6	234.0
Leasehold improvements	770.4	768.2
Construction in progress	80.6	88.3
Property, plant and equipment, gross	2,761.9	2,804.0
Less: Accumulated depreciation	(1,899.3)	(1,900.0)
Property, plant and equipment, net	$862.6	$904.0

Construction in progress at February 4, 2024 and January 29, 2023 represents costs incurred for machinery, software and equipment, furniture and fixtures, and leasehold improvements not yet placed in use. Construction in progress at February 4, 2024 and January 29, 2023 principally related to (i) enhancements to the Company’s warehouse and distribution network in Europe and (ii) investments in (a) upgrades and enhancements to platforms and systems worldwide and (b) new stores and store renovations. Interest costs capitalized in construction in progress were immaterial during 2023, 2022 and 2021.

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Included in other assets in the Company’s Consolidated Balance Sheets was $215.5 million as of February 4, 2024 and $190.2 million as of January 29, 2023 related to the following investments in unconsolidated affiliates:

PVH India
The Company owns a 50% economic interest in PVH Arvind Fashion Private Limited (“PVH India”). PVH India licenses from certain Company subsidiaries the rights to the TOMMY HILFIGER and Calvin Klein trademarks in India for certain product categories. This investment is being accounted for under the equity method of accounting.

The Company received dividends of $6.0 million from PVH India during 2023.

PVH Legwear

The Company owns a 49% economic interest in PVH Legwear LLC (“PVH Legwear”). PVH Legwear licenses from certain subsidiaries of the Company the rights to distribute and sell socks and hosiery in the United States and Canada under the TOMMY HILFIGER and Calvin Klein brands. Through November 27, 2023, PVH Legwear licensed from Company subsidiaries the rights to distribute and sell socks and hosiery in the United States and Canada under the Warner’s brand and, through the second quarter of 2021, under the IZOD and Van Heusen brands. As a result of the Heritage Brands intimates transaction and the Heritage Brands menswear transaction, PVH Legwear now licenses these rights from Basic Resources for the Warner’s brand and from ABG for the IZOD and Van Heusen brands. Additionally, PVH Legwear sells socks and hosiery under other owned and licensed trademarks. This investment is being accounted for under the equity method of accounting.

The Company received dividends of $6.9 million, $6.4 million and $2.0 million from PVH Legwear during 2023, 2022, and 2021, respectively.

TH Brazil

The Company owns an economic interest of approximately 41% in Tommy Hilfiger do Brasil S.A. (“TH Brazil”). TH Brazil licenses from a subsidiary of the Company the rights to the TOMMY HILFIGER trademarks in Brazil for certain product categories. This investment is being accounted for under the equity method of accounting.

The Company received dividends of $0.6 million from TH Brazil during 2023.

PVH Mexico

The Company owns a 49% economic interest in Baseco, S.A.P.I. de C.V. (“PVH Mexico”). PVH Mexico licenses from certain subsidiaries of the Company the rights to distribute and sell certain products in Mexico under the TOMMY HILFIGER and Calvin Klein brands and, previously through November 27, 2023, under the Warner’s and Olga brands. Following the Heritage Brands intimates transaction, PVH Mexico now licenses from Basic Resources the rights to distribute and sell Warner’s and Olga brand products in Mexico. Additionally, PVH Mexico licenses certain other trademarks for some product categories. This investment is being accounted for under the equity method of accounting.

The Company received dividends of $16.6 million, $9.8 million and $16.8 million from PVH Mexico during 2023, 2022, and 2021, respectively.

Karl Lagerfeld
The Company owned an economic interest of approximately 8% in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). The Company was deemed to have significant influence with respect to this investment and accounted for the investment under the equity method of accounting prior to the completion of the Karl Lagerfeld transaction (as defined below) on May 31, 2022.

The Company completed the sale of its economic interest in Karl Lagerfeld to a subsidiary of G-III Apparel Group, Ltd. (the “Karl Lagerfeld transaction”) on May 31, 2022 for approximately $20.5 million in cash, of which $19.1 million was received during the second quarter of 2022 and $1.4 million which was previously held in escrow was received in the fourth quarter of 2023. The carrying value of the Company’s investment in Karl Lagerfeld was $1.0 million immediately prior to the completion of the sale.

In connection with the closing of the Karl Lagerfeld transaction, the Company recorded a pre-tax gain of $16.1 million during the second quarter of 2022, which reflected (i) the excess of the proceeds over the carrying value of the Karl Lagerfeld investment, less (ii) $3.4 million of foreign currency translation adjustment losses previously recorded in accumulated other comprehensive loss. The gain was included in equity in net income of unconsolidated affiliates in the Company’s Consolidated

Statement of Operations and recorded in corporate expenses not allocated to any reportable segments, consistent with how the Company had historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld.

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

7.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment (please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Total
Balance as of January 30, 2022
Goodwill, gross	$781.8	$891.5	$203.0	$1,633.9	$105.0	$3,615.2
Accumulated impairment losses	(287.3)	(394.0)	—	—	(105.0)	(786.3)
Goodwill, net	494.5	497.5	203.0	1,633.9	—	2,828.9
Impairment	(162.6)	(77.3)	(177.2)	—	—	(417.1)
Currency translation	—	(6.5)	—	(46.3)	—	(52.8)
Balance as of January 29, 2023
Goodwill, gross	781.8	885.0	203.0	1,587.6	105.0	3,562.4
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(105.0)	(1,203.4)
Goodwill, net	331.9	413.7	25.8	1,587.6	—	2,359.0
Reduction of goodwill, gross related to the Heritage Brands intimates transaction	—	—	—	—	(105.0)	(105.0)
Reduction of accumulated impairment losses related to the Heritage Brands intimates transaction	—	—	—	—	105.0	105.0
Currency translation	—	(7.6)	—	(29.3)	—	(36.9)
Balance as of February 4, 2024
Goodwill, gross	781.8	877.4	203.0	1,558.3	—	3,420.5
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	—	(1,098.4)
Goodwill, net	$331.9	$406.1	$25.8	$1,558.3	$—	$2,322.1

The Company recorded a $105.0 million reduction to goodwill, gross and a corresponding $105.0 million reduction to accumulated impairment losses during 2023 in connection with the Heritage Brands intimates transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

As a result of the Company’s 2022 annual impairment test, the Company recorded $417.1 million of noncash impairment charges during the third quarter of 2022. Please see the section “Goodwill and Other Intangible Assets Impairment Testing” below for further discussion.

The Company’s other intangible assets consisted of the following:

	2023			2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships (1)	$143.7	$(123.0)	$20.7	$281.0	$(248.3)	$32.7
Reacquired license rights (1)	408.4	(134.2)	274.2	494.3	(199.3)	295.0
Total intangible assets subject to amortization	552.1	(257.2)	294.9	775.3	(447.6)	327.7

Indefinite-lived intangible assets:
Tradenames (2)	2,599.1	—	2,599.1	2,701.1	—	2,701.1
Reacquired perpetual license rights	203.4	—	203.4	221.1	—	221.1
Total indefinite-lived intangible assets	2,802.5	—	2,802.5	2,922.2	—	2,922.2
Total other intangible assets	$3,354.6	$(257.2)	$3,097.4	$3,697.5	$(447.6)	$3,249.9

The gross carrying amount and accumulated amortization of certain intangible assets include the impact of changes in foreign currency exchange rates.

(1) The gross carrying amount and accumulated amortization balances as of the end of 2023 both reflect a reduction of $133.1 million and $69.8 million in customer relationships and reacquired license rights, respectively, as these intangibles were fully amortized.

(2) The Company sold tradenames with a carrying value of $95.8 million during 2023 in connection with the Heritage Brands intimates transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.

Amortization expense related to the Company’s intangible assets subject to amortization was $23.1 million and $32.1 million for 2023 and 2022, respectively.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets subject to amortization as of February 4, 2024 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2024	$22.7
2025	16.9
2026	14.0
2027	13.8
2028	13.8

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

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company- and reporting unit-specific factors. In performing this assessment, the Company considered the results of its quantitative annual goodwill impairment test performed in 2022, discussed below, and the impact of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in the Company’s market capitalization since the time of the 2022 test, which would imply a reduction to the risk premium included in the discount rate and, therefore, improvement in the fair values of the Company’s reporting units, and (ii) the Company’s recent financial performance and updated financial forecasts, which were generally consistent with or exceeded the projections used in 2022.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from the Company’s annual impairment test in 2023.

There have been no significant events or change in circumstances since the date of the 2023 annual impairment test that would indicate the remaining carrying amount of the Company’s goodwill may be impaired as of February 4, 2024. There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, and foreign currency volatility. If economic conditions or market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, the Company’s businesses do not perform as projected, or there is an extended period of a significant decline in the Company’s stock price, the Company could incur additional goodwill impairment charges in the future.

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

Of these reporting units, Calvin Klein Licensing and Advertising International was determined to be partially impaired. The remaining carrying amount of goodwill allocated to this reporting unit as of the date of the test was $41.0 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would have resulted in a change to the estimated fair value of the reporting unit of approximately $8 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting unit of approximately $6 million. While the Calvin Klein Licensing and Advertising International reporting unit was not determined to be fully impaired at the time of the test, it was considered to be at risk of further impairment in the future if the related business did not perform as projected or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2023 annual impairment test section above (i) the improvement in certain macroeconomic conditions contributed to a favorable change in the Company’s market capitalization since the time of the 2022 annual impairment test, which would imply a reduction to the risk premium included in the discount rate and therefore improvement in the fair values of the Company’s reporting units and (ii) the Company’s recent financial performance and updated financial forecasts have generally been consistent with the projections used in the 2022 annual impairment test.

With respect to the Company’s other reporting units that were not determined to be impaired, the Calvin Klein Licensing and Advertising North America reporting unit had an estimated fair value that exceeded its carrying amount of $464.4 million by 9%. The carrying amount of goodwill allocated to this reporting unit as of the date of the test was $330.4 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would have resulted in a change to the estimated fair value of the reporting unit of approximately $43 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting unit of approximately $34 million. While the Calvin Klein Licensing and Advertising North America reporting unit was not determined to be impaired at the time of the test, it was considered to be at risk of future impairment if the related business did not perform as projected, or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2023 annual impairment test section above (i) the improvement in certain macroeconomic conditions contributed to a favorable change in the Company’s market capitalization since the time of the 2022 annual impairment test, which would imply a reduction to the risk premium included in the discount rate and therefore improvement in the fair values of the Company’s reporting units and (ii) the Company’s recent financial performance and updated financial forecasts have generally been consistent with the projections used in the 2022 annual impairment test.

The fair value of the reporting units for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration, inclusive of a Company-specific 4% risk premium to account for the additional risk of uncertainty perceived by market participants related to the Company’s overall cash flows due to the macroeconomic environment. Estimated future operating cash flows were discounted at rates of 16.0% or 16.5%, depending on the reporting unit, to account for the relative risks of the estimated future cash flows. For the market approach, used to validate the results of the income approach method, the Company used the guideline company method, which analyzes market multiples of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation were based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. The Company classified the fair values of its reporting units as Level 3 fair value measurements due to the use of significant unobservable inputs.

2021 Annual Impairment Test

For the 2021 annual goodwill impairment test performed as of the beginning of the third quarter of 2021, the Company elected to perform a qualitative assessment first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, the Company considered the results of its then-most recently completed quantitative goodwill impairment test and the impact of (i) the weighted average cost of capital for each reporting unit as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in its then-most recently completed quantitative impairment test, (ii) a favorable change in the Company’s market capitalization and its implied impact on the fair value of the Company’s reporting units subsequent to the then-most recently completed quantitative impairment test, and (iii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in its then-most recently completed quantitative impairment test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from the Company’s annual impairment test in 2021.

Indefinite-Lived Intangible Assets Impairment Testing

2023 Annual Impairment Test

For the 2023 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2023, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company- and asset-specific factors. In performing this assessment, the Company considered the results of its annual impairment testing performed in 2022, discussed below, and the impact of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in the Company’s market capitalization since the time of the 2022 test, which would imply a reduction to the risk premium included in the discount rate and, therefore, improvement in the fair value of each of its indefinite-lived intangible assets and (ii) the Company’s recent financial performance and updated financial forecasts.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each of its indefinite-lived intangible assets was less than its carrying amount and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test in 2023.

There have been no significant events or change in circumstances since the date of the 2023 annual impairment test that would indicate the remaining carrying amount of the Company’s indefinite-lived intangible assets may be impaired as of February 4, 2024. There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, and foreign currency volatility. If market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, or business conditions or strategies change from current assumptions, the Company could incur additional indefinite-lived intangible asset impairment charges in the future.

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

For the 2022 annual impairment test of the Warner’s tradename and the reacquired perpetual license rights recorded in connection with the Australia acquisition performed as of the beginning of the third quarter of 2022, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. With regard to the reacquired perpetual license rights, the Company determined that its fair value substantially exceeded its carrying amount and, therefore, the asset was not impaired. The fair value of the Warner’s tradename exceeded its carrying amount of $95.8 million by 4% at the testing date. While the Warner’s tradename was not determined to be impaired at the time of the test, it was considered to be at risk of future impairment if the related business did not perform as projected, or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2023 annual impairment test section above, the Company performed a qualitative impairment test for all indefinite-lived intangible assets in the third quarter of 2023. No impairment was identified relating to the Warner’s tradename as a result of this test. The Warner’s tradename was subsequently sold on November 27, 2023 as part of the Heritage Brands intimates transaction, which resulted in a gain. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands intimates transaction.

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

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, the Company considered the results of its then-most recently completed quantitative impairment tests and the impact of (i) the weighted average cost of capital for each of its indefinite-lived intangible assets as of the beginning of the third quarter of 2021, which was either favorable to or consistent with the weighted average cost of capital used in its then-most recently completed quantitative impairment tests and (ii) the Company’s recent financial performance and updated financial forecasts, which were consistent with or exceeded the projections used in its then-most recently completed quantitative impairment tests.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of its indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test in 2021.

8.      DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of February 4, 2024 and January 29, 2023.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $209.7 million based on exchange rates in effect on February 4, 2024 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of February 4, 2024 and $46.2 million outstanding under these facilities as of January 29, 2023. The weighted average interest rate on funds borrowed as of January 29, 2023 was 2.31%.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. Borrowings under the commercial paper note program, when taken together with the revolving borrowings outstanding under the multicurrency revolving credit facility included in the 2022 facilities (as defined below), cannot exceed $1,150.0 million. The Company had no borrowings outstanding under the commercial paper note program as of February 4, 2024 and January 29, 2023.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2023	2022

Senior unsecured Term Loan A facility due 2027 (1)	$461.6	$476.6
7 3/4% debentures due 2023	—	99.9
3 5/8% senior unsecured euro notes due 2024 (1)	565.7	568.1
4 5/8% senior unsecured notes due 2025	498.2	497.0
3 1/8% senior unsecured euro notes due 2027 (1)	643.7	647.3
Total	2,169.2	2,288.9
Less: Current portion of long-term debt	577.5	111.9
Long-term debt	$1,591.7	$2,177.0

(1)     The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of February 4, 2024 and January 29, 2023.

The Company’s mandatory long-term debt repayments for the next five years were as follows as of February 4, 2024:

(In millions)
Fiscal Year	Amount (1)
2024	$578.3
2025	511.9
2026	11.9
2027	1,075.1
2028	—

(1)     A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the next five years exceed the total carrying amount of the Company’s debt as of February 4, 2024 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of February 4, 2024, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The terms of the Euro TLA facility require the Company to make quarterly repayments of amounts outstanding, which commenced with the calendar quarter ending March 31, 2023. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2022 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by the Company would reduce the future required repayment amounts. The outstanding principal balance for the Euro TLA facility was €429.6 million as of February 4, 2024.

The Company made payments of $11.9 million on its term loan under the 2022 facilities during 2023. The Company made payments of $487.8 million on its term loan under the 2019 facilities during 2022, which included $22.5 million of mandatory payments and the $465.3 million repayment of the 2019 facilities in connection with the refinancing of the senior credit facilities. The Company made payments of $1,051.3 million on its term loans under the 2019 facilities during 2021, which included the repayment of the outstanding principal balance under its United States dollar-denominated Term Loan A facility.

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

The current applicable margin with respect to the Euro TLA Facility as of February 4, 2024 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of February 4, 2024 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple ESTR rate and 1.125% for loans bearing interest at the EURIBOR rate or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

7 3/4% Debentures Due 2023

The Company had $100.0 million of debentures due November 15, 2023 that accrued interest at the rate of 7 3/4%. The Company repaid these debentures at maturity.

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

As of February 4, 2024, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit primarily to collateralize the Company’s insurance and lease obligations. The Company had $73.3 million of these standby letters of credit outstanding as of February 4, 2024.

Interest paid was $96.4 million, $82.1 million and $96.8 million during 2023, 2022 and 2021, respectively.

9.      INCOME TAXES

The domestic and foreign components of income (loss) before income taxes were as follows:

(In millions)	2023	2022	2021
Domestic	$90.9	$(404.9)	$(120.3)
Foreign	750.1	793.1	1,093.0
Total	$841.0	$388.2	$972.7

The income before income taxes in 2022 includes a $417.1 million noncash goodwill impairment recorded in conjunction with the Company’s annual goodwill impairment testing.

Taxes paid were $209.8 million, $254.5 million and $155.4 million in 2023, 2022 and 2021, respectively.

The provision (benefit) for income taxes attributable to income consisted of the following:

(In millions)	2023	2022	2021
Federal:
Current	$0.1	$(6.9)	$(87.7)
Deferred	(18.2)	(5.1)	(51.4)	(1)
State and local:
Current	5.3	(6.2)	19.6
Deferred	0.2	0.8	(21.7)
Foreign:
Current	186.4	191.1	153.7
Deferred	3.6	14.1	8.2	(2)
Total	$177.4	$187.8	$20.7

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

The provision (benefit) for income taxes for the years 2023, 2022 and 2021 was different from the amount computed by applying the statutory United States federal income tax rate to the underlying income as follows:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	0.8%	1.1%	(0.1)%
Effects of international jurisdictions, including foreign tax credits	1.9%	1.6%	(8.0)%
Change in estimates for uncertain tax positions	(1.6)%	(2.2)%	(9.7)%
Change in valuation allowance	0.3%	1.2%	0.7%
Tax accounting method change	—%	—%	(10.9)%
Tax on foreign earnings (GILTI and FDII)	(1.9)%	1.2%	7.6%
Goodwill impairment	—%	22.3%	—%
Excess tax expense related to stock-based compensation	0.1%	0.5%	—%
Other, net	0.5%	1.7%	1.5%
Effective income tax rate	21.1%	48.4%	2.1%

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 15% corporate minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases. The corporate minimum tax became effective in fiscal 2023 and the excise tax was effective January 1, 2023. The corporate minimum tax did not have any impact on our consolidated financial statements. Please see Note 14, “Stockholders’ Equity” for further discussion of share repurchases and the excise taxes incurred in 2023.

The Organization for Economic Cooperation and Development has proposed a global minimum effective tax rate of 15%, generally known as Pillar Two, which would be effective in fiscal 2024 for certain multinational companies. Under Pillar Two, a top-up tax would be required for any jurisdiction whose effective tax rate falls below the 15% minimum rate. The Company is closely monitoring developments and evaluating the impacts these new rules will have on its tax rate. Based on the Company’s preliminary analysis, the Pillar Two legislation is not expected to have a material impact on its consolidated financial statements.

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2023	2022
Gross deferred tax assets
Tax loss and credit carryforwards	$152.0	$143.6
Operating lease liabilities	352.4	378.9
Employee compensation and benefits	60.2	59.9
Inventories	41.5	44.6
Accounts receivable	9.2	12.9
Accrued expenses	12.6	15.4
Property, plant and equipment	243.5	242.3
Other, net	5.4	17.2
Subtotal	876.8	914.8
Valuation allowances	(73.7)	(72.9)
Total gross deferred tax assets, net of valuation allowances	$803.1	$841.9
Gross deferred tax liabilities
Intangibles	$(772.2)	$(807.1)
Operating lease right-of-use assets	(322.1)	(340.0)
Derivative financial instruments	(21.1)	(18.5)
Total gross deferred tax liabilities	$(1,115.4)	$(1,165.6)
Net deferred tax liability	$(312.3)	$(323.7)

At the end of 2023, the Company had on a tax-effected basis approximately $174.7 million of net operating loss and tax credit carryforwards available to offset future taxable income in various jurisdictions. The carryforwards expire principally between 2024 and 2043.

The Company’s intent is to reinvest indefinitely substantially all of its historical earnings in foreign subsidiaries outside of the United States in jurisdictions in which we would expect to incur material tax costs upon distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Uncertain tax positions activity for each of the last three years was as follows:

(In millions)	2023	2022	2021
Balance at beginning of year	$114.7	$127.8	$210.7
Increases related to prior year tax positions	0.6	12.4	2.6
Decreases related to prior year tax positions	(11.0)	(12.3)	(0.2)
Increases related to current year tax positions	2.9	2.7	15.5
Lapses in statute of limitations	(6.4)	(12.0)	(93.3)
Effects of foreign currency translation	(1.2)	(3.9)	(7.5)
Balance at end of year	$99.6	$114.7	$127.8

The entire amount of uncertain tax positions as of February 4, 2024, if recognized, would reduce the future effective tax rate under current accounting guidance.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Statements of Operations for 2023, 2022 and 2021 totaled an expense of

$1.3 million, an expense of $0.9 million and a benefit of $7.4 million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of February 4, 2024 and January 29, 2023 totaled $21.2 million and $20.1 million, respectively. The Company recorded its liabilities for uncertain tax positions principally in accrued expenses and other liabilities in its Consolidated Balance Sheets.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2006. It is reasonably possible that a reduction of uncertain tax positions of up to $53.0 million may occur within the next 12 months.

10.    DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its senior unsecured credit facilities and has historically entered into interest rate swap agreements to hedge against a portion of the exposure. No interest rate swap agreements were outstanding as of February 4, 2024 and January 29, 2023. As of February 4, 2024, approximately 80% of the Company’s long-term debt was at a fixed interest rate, with the remaining balance at a variable rate. Please see Note 8, “Debt,” for further discussion of the Company’s senior unsecured credit facilities.

The Company records the foreign currency forward contracts and any interest rate swap agreements at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. The foreign currency forward contracts associated with certain international inventory purchases and any interest rate swap agreements are designated as effective hedging instruments (“cash flow hedges”). As such, the changes in the fair value of the cash flow hedges are recorded in equity as a component of AOCL. No amounts were excluded from effectiveness testing.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,201.6 million and $1,209.4 million, respectively, as of February 4, 2024 and $1,192.0 million and $1,215.4 million, respectively, as of January 29, 2023. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets				Liabilities
	2023		2022		2023		2022
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$13.2	$0.5	$15.7	$0.1	$2.4	$0.4	$20.7	$2.2
Cross-currency swap contracts (net investment hedges)	6.4	—	—	—	—	1.3	—	—
Undesignated contracts:
Foreign currency forward contracts	1.9	—	—	—	1.1	—	12.5	—
Total	$21.5	$0.5	$15.7	$0.1	$3.5	$1.7	$33.2	$2.2

The notional amount outstanding of foreign currency forward contracts was $1,303.8 million at February 4, 2024. Such contracts expire principally between February 2024 and July 2025.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)	2023	2022	2021
Foreign currency forward contracts (inventory purchases)	$35.6	$(48.3)	$109.2
Interest rate swap agreements	—	—	0.2
Foreign currency borrowings (net investment hedges)	8.6	30.4	111.3
Cross-currency swap contracts (net investment hedges)	8.3	—	—
Total	$52.5	$(17.9)	$220.7

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense), Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
	Amount Reclassified			Location	Total Statements of Operations Amount
(In millions)	2023	2022	2021		2023	2022	2021
Foreign currency forward contracts (inventory purchases)	$11.1	$27.6	$(1.8)	Cost of goods sold	$3,854.5	$3,901.3	$3,830.6
Interest rate swap agreements	—	—	(1.5)	SG&A expenses (1)	4,542.6	4,377.4	4,453.9
Interest rate swap agreements	—	—	(3.0)	Interest expense	99.3	89.6	108.6
Cross-currency swap contracts (net investment hedges)	3.2	—	—	Interest expense	99.3	89.6	108.6
Total	$14.3	$27.6	$(6.3)

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during 2021 in connection with the repayment of the outstanding principal balance under its USD TLA facility, as the underlying interest payments were no longer probable to occur.

A net gain in AOCL on foreign currency forward contracts at February 4, 2024 of $17.4 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward contracts is sold. Amounts recognized in AOCL for foreign currency borrowings and the effective portion of the Company’s net investment hedges would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment. No amounts remained in AOCL related to interest rate swap agreements as of February 4, 2024.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

	Gain Recognized in SG&A Expenses
(In millions)	2023	2022	2021
Foreign currency forward contracts (1)	$2.9	$11.4	$14.7

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of February 4, 2024.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	2023				2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$15.6	N/A	$15.6	N/A	$15.8	N/A	$15.8
Cross-currency swap contracts (net investment hedges)	N/A	6.4	N/A	6.4	N/A	N/A	N/A	N/A
Rabbi trust assets	9.9	N/A	N/A	9.9	7.2	N/A	N/A	7.2
Total Assets	$9.9	$22.0	N/A	$31.9	$7.2	$15.8	N/A	$23.0

Liabilities:
Foreign currency forward contracts	N/A	$3.9	N/A	$3.9	N/A	$35.4	N/A	$35.4
Cross-currency swap contracts (net investment hedges)	N/A	1.3	N/A	1.3	N/A	N/A	N/A	N/A
Total Liabilities	N/A	$5.2	N/A	$5.2	N/A	$35.4	N/A	$35.4

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

	2023		2022
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$0.8	$9.1	$0.7	$6.5

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains (losses) recognized on the rabbi trust investments were immaterial during 2023, 2022 and 2021.

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

The following tables show the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during 2023, 2022 and 2021, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
2023	Level 1	Level 2	Level 3
Property, plant and equipment, net	N/A	N/A	$0.5	$0.5	$5.7

2022
Operating lease right-of-use assets	N/A	N/A	3.0	3.0	27.4
Property, plant and equipment, net	N/A	N/A	0.3	0.3	24.3
Goodwill	N/A	N/A	41.0	41.0	417.1

2021
Operating lease right-of-use assets	N/A	N/A	14.3	14.3	21.2
Property, plant and equipment, net	N/A	N/A	0.6	0.6	25.8

Property, plant and equipment with a carrying amount of $6.2 million was written down to a fair value of $0.5 million during 2023 primarily in connection with the financial performance in certain of the Company’s retail stores. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The $5.7 million of impairment charges during 2023 were included in SG&A expenses in the Company’s Consolidated Statement of Operations and recorded to the Company’s segments as follows: $3.3 million in the Tommy Hilfiger International segment, $1.2 million in the Calvin Klein International segment, $0.7 million in the Tommy Hilfiger North America segment and $0.5 million in the Calvin Klein North America segment.

Operating lease right-of-use assets with a carrying amount of $30.4 million and property, plant and equipment with a carrying amount of $24.6 million were written down to their fair values of $3.0 million and $0.3 million, respectively, during 2022, primarily in connection with the Company’s decision in 2022 to exit from its Russia business, and the financial performance in certain of the Company’s retail stores. Please see Note 17, “Exit Activity Costs,” for further discussion of the Russia business exit costs. Fair value of the Company’s operating lease right-of-use assets and property, plant and equipment related to its Russia business were determined to be zero in line with the Company’s estimated future cash flows for the Russia business asset group. Fair value of the Company’s other operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. Fair value of the Company’s other property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

Goodwill with a carrying amount of $458.1 million was written down to a fair value of $41.0 million during 2022. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

The $468.8 million of impairment charges during 2022 were recorded in the Company’s Consolidated Statement of Operations, of which $417.1 was included in goodwill impairment and $51.7 million was included in SG&A expenses. The $468.8 million of impairment charges were recorded to the Company’s segments as follows: $177.8 million in the Tommy

Hilfiger North America segment, $163.8 million in the Calvin Klein North America segment, $89.5 million in the Calvin Klein International segment, $35.7 million in the Tommy Hilfiger International segment and $2.0 million in corporate expenses not allocated to any reportable segments.

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

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	2023		2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$707.6	$707.6	$550.7	$550.7
Short-term borrowings	—	—	46.2	46.2
Long-term debt (including portion classified as current)	2,169.2	2,159.5	2,288.9	2,262.3

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

12.    RETIREMENT AND BENEFIT PLANS

The Company, as of February 4, 2024, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation, subject to the change made in the fourth quarter of 2023 as discussed below, and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

The Company also has three noncontributory unfunded non-qualified supplemental defined benefit pension plans, the most significant of which is a supplemental pension plan for certain employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon or after employment termination or retirement, according to their distribution election, and two other plans for select former senior management. The Company refers to these three plans as its “SERP Plans.”

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these plans as its “Postretirement Plans.”

In the fourth quarter of 2023, the Company’s Board of Directors approved changes to its Pension Plans and its supplemental pension plan to freeze the pensionable compensation and credited service amounts used to calculate participants’

benefits effective June 30, 2024. After the effective date, in lieu of participation in the Pension Plans and supplemental pension plan as applicable, employees will receive an additional Company contribution to their savings and retirement plans and supplemental savings plan, as applicable, which are discussed further below. Employees near retirement age that meet a specified service requirement are included in a transition group that will continue to accrue benefits under the Pension Plans and supplemental pension plan, as applicable, for two years after the effective date of the freeze in addition to receiving the additional Company contribution to their savings and retirement plans and supplemental savings plan, as applicable. In connection with the freeze, the Company recognized a reduction in the projected benefit obligation and a pre-tax curtailment gain of $17.2 million for the Pension Plans and $2.6 million for the supplemental pension plan.

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2023	2022	2023	2022	2023	2022
Balance at beginning of year	$573.2	$785.2	$56.3	$93.3	$4.0	$5.6
Service cost, net of plan expenses	18.0	29.3	1.6	2.5	—	—
Interest cost	29.1	25.3	2.8	2.8	0.2	0.1
Benefit payments	(54.3)	(72.4)	(9.7)	(35.6)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(0.8)	(0.6)
Curtailment gain	(17.2)	—	(2.6)	—	—	—
Actuarial (gain) loss	(16.7)	(194.2)	(0.8)	(6.7)	0.2	(1.1)
Balance at end of year	$532.1	$573.2	$47.6	$56.3	$3.6	$4.0

Service cost for both the Pension Plans and SERP Plans decreased in 2023 compared to 2022 primarily due to the increase in the discount rate.

The decrease in benefit payments in 2023 for both the Pension Plans and the SERP Plans was due to higher lump sum payments of accrued benefits in 2022 to certain vested senior executives who retired or terminated their employment in 2021 and early 2022.

The actuarial gains included in the projected benefit obligation for both the Pension Plans and SERP Plans in 2023 and 2022 were due principally to an increase in the discount rate.

Reconciliations of the fair value of the assets held by the Pension Plans and the funded status were as follows:

(In millions)	2023	2022
Fair value of plan assets at beginning of year	$570.2	$726.3
Actual return, net of plan expenses	38.5	(83.9)
Benefit payments	(54.3)	(72.4)
Company contributions	—	0.2
Fair value of plan assets at end of year	$554.4	$570.2
Funded status at end of year	$22.3	$(3.0)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2023	2022	2023	2022	2023	2022
Non-current assets	$22.5	$—	$—	$—	$—	$—
Current liabilities	—	—	(9.4)	(7.3)	(0.5)	(0.6)
Non-current liabilities	(0.2)	(3.0)	(38.2)	(49.0)	(3.1)	(3.4)
Net amount recognized	$22.3	$(3.0)	$(47.6)	$(56.3)	$(3.6)	$(4.0)

The components of net benefit cost recognized were as follows:

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$21.7	$31.3	$40.1	$1.6	$2.5	$4.7	$—	$—	$—
Interest cost	29.1	25.3	24.8	2.8	2.8	3.3	0.2	0.1	0.1
Expected return on plan assets	(33.8)	(41.7)	(44.5)	—	—	—	—	—	—
Actuarial (gain) loss	(25.1)	(70.6)	(35.2)	(0.8)	(6.7)	(13.4)	0.2	(1.1)	(0.1)
Curtailment gain	(17.2)	—	—	(2.6)	—	—	—	—	—
Special termination benefits	—	—	0.5	—	—	1.8	—	—	—
Heritage Brands menswear transaction gain	—	—	(1.5)	—	—	(0.3)	—	—	—
Total	$(25.3)	$(55.7)	$(15.8)	$1.0	$(1.4)	$(3.9)	$0.4	$(1.0)	$—

The net actuarial gains in net benefit cost in 2023 were due principally to an increase in the discount rate. The actuarial gains in net benefit cost in 2022 were due principally to an increase in the discount rate partially offset by the difference between the actual and expected returns on plan assets for the Pension Plans. The actuarial gains in net benefit cost in 2021 were due principally to (i) an increase in the discount rate and (ii) updated plan assumptions, mostly related to termination rates, based on recent trends and management’s future expectations, partially offset by (iii) the difference between the actual and expected returns on plan assets for the Pension Plans.

The Company completed the Heritage Brands menswear transaction in 2021. In connection with the sale, the employment of certain employees based in the United States engaged in the Heritage Brands business was terminated during the third quarter of 2021. However, the Company retained the liability for any deferred vested benefits earned by these employees under its retirement plans. No further benefits were to be accrued under the plans for these employees and as a result, the Company recognized a gain of $1.8 million during the third quarter of 2021. For certain eligible employees affected by the transaction, the Company provided an enhanced retirement benefit and as a result recognized $1.4 million of special termination benefit costs during the third quarter of 2021. These amounts were included in other gain in the Company’s Consolidated Statement of Operations. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands menswear transaction.

The Company provided enhanced retirement benefits to terminated employees in 2021 and as a result recognized $0.9 million of special termination benefit costs.

The components of net benefit cost are recorded in the Company’s Consolidated Statements of Operations as follows: (i) the service cost component is recorded in SG&A expenses, (ii) the Heritage Brands menswear transaction gain and the related special termination benefit costs are recorded in other gain and (iii) the other components are recorded in non-service related pension and postretirement income.

The accumulated benefit obligations (Pension Plans and SERP Plans) were as follows:

	Pension Plans		SERP Plans
(In millions)	2023	2022	2023	2022
Accumulated benefit obligation	$527.9	$547.0	$46.9	$52.7

As of February 4, 2024, one of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. As of January 29, 2023, both of the Company’s Pension Plans had projected benefit obligations in excess of plan assets and one of the Company’s Pension Plans had accumulated benefit obligations in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2023	2022
Number of plans with projected benefit obligations in excess of plan assets	1	2
Aggregate projected benefit obligation	$2.4	$573.2
Aggregate fair value of related plan assets	$2.2	$570.2

Number of plans with accumulated benefit obligations in excess of plan assets	1	1
Aggregate accumulated benefit obligation	$2.4	$2.6
Aggregate fair value of related plan assets	$2.2	$2.5

As of February 4, 2024 and January 29, 2023, all of the Company’s SERP Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets as the plans are unfunded.

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2023	2022	2021
Discount rate (applies to Pension Plans and SERP Plans)	5.63%	5.19%	3.31%
Discount rate (applies to Postretirement Plans)	5.36%	4.98%	2.89%
Rate of increase in compensation levels (applies to Pension Plans)	4.00%	4.00%	4.00%
Expected long-term rate of return on assets (applies to Pension Plans)	6.25%	6.25%	6.00%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation.

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while managing future contributions. The investment policy aims to earn a reasonable rate of return while minimizing the risk of large losses. Assets are diversified by asset class in order to reduce volatility of overall results from year to year and to take advantage of various investment opportunities. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the Pension Plans as of February 4, 2024 was approximately 30% United States equities, 10% international equities and 60% fixed income investments and cash. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds and commingled funds, and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

In accordance with the fair value hierarchy described in Note 11, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Pension Plans for each major category as of February 4, 2024 and January 29, 2023:

(In millions)		Fair Value Measurements as of February 4, 2024(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$45.1	$45.1	$—	$—
International equities(2)	0.3	0.3	—	—
United States equity fund(3)	114.1	—	114.1	—
International equity funds(4)	61.1	25.5	35.6	—
Fixed income securities:
U.S. Treasury securities fund(5)	244.3	$—	244.3	—
Government securities(6)	1.1	—	1.1	—
Corporate securities(6)	81.6	—	81.6	—
Short-term investment funds(7)	5.8	—	5.8	—
Subtotal	$553.4	$70.9	$482.5	$—
Other assets and liabilities(8)	1.0
Total	$554.4

(In millions)		Fair Value Measurements as of January 29, 2023(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$150.5	$150.5	$—	$—
International equities(2)	12.8	12.8	—	—
United States equity fund(3)	63.4	—	63.4	—
International equity funds(4)	119.4	65.3	54.1	—
Fixed income securities:
Government securities(6)	62.0	—	62.0	—
Corporate securities(6)	147.4	—	147.4	—
Short-term investment funds(7)	15.5	—	15.5	—
Subtotal	$571.0	$228.6	$342.4	$—
Other assets and liabilities(8)	(0.8)
Total	$570.2

(1)The Company uses third party pricing services to determine the fair values of the financial instruments held by the pension plans. The Company obtains an understanding of the pricing services’ valuation methodologies and related inputs and validates a sample of prices by reviewing prices from other sources. The Company has not adjusted any prices received from the third party pricing services.
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
(5)Valued at the net asset value of the fund as determined by the fund family. The Company has the ability to redeem this investment at net asset value within the near term and therefore classifies this investment within Level 2. This commingled fund invests in U.S. Treasury STRIPS.
(6)Valued with bid evaluation pricing where the inputs are based on actual trades in active markets, when available, as well as observable market inputs that include actual and comparable trade data, market benchmarks, broker quotes, trading spreads and/or other applicable data.
(7)Valued at the net asset value of the funds, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. These funds invest in high-grade, short-term, money market instruments.
(8)This category includes other pension assets and liabilities such as pending trades and accrued income.

The Company believes that there are no significant concentrations of risk within the plan assets as of February 4, 2024.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2024. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Postretirement Plans are as follows:

(In millions)
Fiscal Year	Pension Plans	SERP Plans	Postretirement Plans
2024	$42.2	$9.4	$0.5
2025	43.3	6.2	0.5
2026	43.0	5.4	0.5
2027	43.0	5.1	0.4
2028	41.9	4.6	0.4
2029-2033	194.2	18.2	1.4

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees in the United States. The Company matches a portion of employee contributions to the plans. The Company began making on January 1, 2022 an additional contribution to these plans for employees in the United States hired on or after that date in lieu of their participation in the Pension Plan. In addition, as discussed above, subsequent to the June 30, 2024 freeze of the Pension Plans and supplemental pension plan, employees in the United States that were hired prior to January 1, 2022 will also receive an additional contribution to these plans. The Company also has defined contribution plans for certain employees in certain international locations, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $41.7 million, $37.7 million and $36.5 million in 2023, 2022 and 2021, respectively.

Beginning January 1, 2022, the Company has modified its supplemental savings plan such that participants can choose from a broader variety of investment options than were previously available for any contributions made subsequent to that date. Further, the Company has established a rabbi trust whereby the trust will hold investments that generally mirror the participants’ investment elections in the supplemental savings plan after January 1, 2022. The rabbi trust is considered a variable interest entity and it is consolidated in the Company’s financial statements because the Company is considered the primary beneficiary of the rabbi trust. As of February 4, 2024, the rabbi trust assets were $9.9 million. See Note 11, “Fair Value Measurements” for further discussion.

13.    STOCK-BASED COMPENSATION

The Company grants stock-based awards under its Stock Incentive Plan (the “Plan”). Awards that may be granted under the Plan include, but are not limited to (i) service-based non-qualified stock options (“stock options”); (ii) service-based restricted stock units (“RSUs”); and (iii) contingently issuable performance share units (“PSUs”). Each award granted under the Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines. Awards granted under the Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets. When estimating the grant date fair value of stock-based awards, the Company considers whether an adjustment is required to the closing price or the expected volatility of its common stock on the date of grant when the Company is in possession of material nonpublic information. No such adjustments were made to the grant date fair value of awards granted in any period presented. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares for awards made before June 22, 2023 and by 1.6 shares for awards made on or after June 22, 2023. Total shares available for grant at February 4, 2024 amounted to 5.1 million shares.

Net income for 2023, 2022 and 2021 included $51.9 million, $46.6 million and $46.8 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $6.3 million, $5.9 million and $6.2 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions in 2023, 2022 and 2021 were $8.0 million, $3.7 million and $7.6 million, respectively. The tax benefits realized included discrete net excess tax deficiencies of $1.0 million and $2.0 million recognized in the Company’s provision for income taxes during 2023 and 2022, respectively. Discrete net excess tax benefits recognized in the Company’s provision for income taxes during 2021 were immaterial.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during 2023, 2022 and 2021 and the resulting weighted average grant date fair value per stock option:

	2023	2022	2021
Weighted average risk-free interest rate	3.33%	2.50%	1.24%
Weighted average expected stock option term (in years)	6.25	6.25	6.25
Weighted average Company volatility	50.60%	47.34%	47.58%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per stock option	$43.47	$34.27	$48.28

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

Stock option activity for the year was as follows:

(In thousands, except years and per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 29, 2023	694	$98.08	4.9	$5,027
Granted	86	83.80
Exercised	180	99.00
Forfeited / Expired	87	105.74
Outstanding at February 4, 2024	513	$94.05	5.9	$15,996
Exercisable at February 4, 2024	313	$104.33	4.4	$7,312

The aggregate grant date fair value of stock options granted during 2023, 2022 and 2021 was $3.7 million, $4.6 million and $4.6 million, respectively.

The aggregate grant date fair value of stock options that vested during 2023, 2022 and 2021 was $2.6 million, $1.7 million and $7.2 million, respectively.

The aggregate intrinsic value of stock options exercised during 2023 and 2021 was $3.1 million and $9.7 million, respectively. There were no exercises in 2022.

At February 4, 2024, there was $5.4 million of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

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

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 29, 2023	1,325	$77.33
Granted	652	84.10
Vested	569	76.23
Forfeited	233	81.57
Non-vested at February 4, 2024	1,175	$80.79

The aggregate grant date fair value of RSUs granted during 2023, 2022 and 2021 was $54.9 million, $53.6 million and $61.2 million, respectively. The aggregate grant date fair value of RSUs vested during 2023, 2022 and 2021 was $43.4 million, $39.3 million and $50.2 million, respectively.

At February 4, 2024, there was $64.4 million of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

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
For awards granted in 2020, the applicable three-year performance periods have ended, and the holders of the award earned an aggregate of 139,000 shares. The shares earned were between target and maximum levels for the awards granted in the first and second quarters of 2020 and were between threshold and target for the awards granted in the third quarter of 2020.

The Company records expense ratably over the three-year service period, with expense determined as follows: (i) TSR-based portion of the awards is based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions and (ii) EBIT- and ROIC-based portion of the awards are based on the grant date fair value per share and the Company’s current expectations of the probable number of shares that will ultimately be issued.

The grant date fair value of the awards granted is established as follows: (i) TSR-based portion of the awards uses a Monte Carlo simulation model and (ii) EBIT- and ROIC-based portion of the awards is based on the closing price of the Company’s common stock reduced for the present value of any dividends expected to be paid on such common stock during the three-year service period, as these contingently issuable PSUs do not accrue dividends.

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during 2023, 2022 and 2021 and the resulting weighted average grant date fair value:

	2023	2022	2021
Weighted average risk-free interest rate	3.56%	2.91%	0.33%
Weighted average Company volatility	58.21%	64.02%	60.69%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per PSU	$120.42	$103.36	$159.29

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

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 7.40%, 6.90% and 8.40% in 2023, 2022 and 2021, respectively, for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the year was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 29, 2023	244	$84.40
Granted	122	100.44
Increase due to market conditions achieved above target	36	58.39
Reduction due to market conditions not satisfied	18	71.92
Vested	139	61.69
Forfeited	9	103.03
Non-vested at February 4, 2024	236	$102.29

The aggregate grant date fair value of PSUs granted during 2023, 2022 and 2021 was $12.3 million, $6.3 million and $5.8 million, respectively. The aggregate grant date fair value of PSUs vested during 2023 was $8.6 million. No PSUs vested during 2022 and 2021. PSUs in the above table that remain subject to market conditions are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that are expected to be earned.

At February 4, 2024, there was $13.3 million of unrecognized pre-tax compensation expense related to non-vested PSUs, which is expected to be recognized over a weighted average period of 2.0 years.

14.    STOCKHOLDERS’ EQUITY

The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $5.0 billion stock repurchase program through July 30, 2028, which includes a $2.0 billion increase in the authorization and a four year extension of the program approved by the Board of Directors on March 27, 2024. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program at any time, without prior notice. Beginning January 1, 2023, the Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During 2023, 2022 and 2021, the Company purchased 5.7 million shares, 6.2 million shares and 3.3 million shares, respectively, of its common stock under the program in open market transactions for $549.8 million (excluding excise taxes of $4.9 million), $399.4 million and $349.7 million, respectively. As of February 4, 2024, the repurchased shares were held as treasury stock and $273.7 million of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance at January 31, 2021	$(481.6)		$(37.5)	$(519.1)
Other comprehensive (loss) income before reclassifications	(184.3)	(1)(2)	88.1	(96.2)
Less: Amounts reclassified from AOCL	—		(2.6)	(2.6)
Other comprehensive (loss) income	(184.3)		90.7	(93.6)
Balance at January 30, 2022	$(665.9)		$53.2	$(612.7)
Other comprehensive loss before reclassifications	(47.6)	(1)(2)	(36.0)	(83.6)
Less: Amounts reclassified from AOCL	(3.4)	(3)	20.2	16.8
Other comprehensive loss	(44.2)		(56.2)	(100.4)
Balance at January 29, 2023	$(710.1)		$(3.0)	$(713.1)
Other comprehensive (loss) income before reclassifications	(56.2)	(1)(4)	25.8	(30.4)
Less: Amounts reclassified from AOCL	2.4		7.7	10.1
Other comprehensive (loss) income	(58.6)		18.1	(40.5)
Balance at February 4, 2024	$(768.7)		$15.1	$(753.6)

(1)Foreign currency translation adjustments included a net gain on net investment hedges of $12.7 million, $24.1 million and $83.8 million in 2023, 2022 and 2021, respectively.
(2)Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.
(3)Foreign currency translation adjustment losses were reclassified from AOCL during 2022 in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.
(4)Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the strengthening of the United States dollar against both the Chinese yuan and the Australian dollar) and a strengthening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
(In millions)	2023	2022		2021
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$11.1	$27.6		$(1.8)	Cost of goods sold
Interest rate swap agreements	—	—		(1.5)	SG&A expenses (1)
Interest rate swap agreements	—	—		(3.0)	Interest expense
Less: Tax effect	3.4	7.4		(3.7)	Income tax expense
Total, net of tax	$7.7	$20.2		$(2.6)

Foreign currency translation adjustments:
Karl Lagerfeld transaction	$—	$(3.4)	(2)	$—	Equity in net income of unconsolidated affiliates
Cross-currency swap contracts (net investment hedges)	3.2	—		—	Interest expense
Less: Tax effect	0.8	—		—	Income tax expense
Total, net of tax	$2.4	$(3.4)		$—

(1) The Company dedesignated certain cash flow hedges related to its interest rate swap agreements during 2021. Please see Note 10, “Derivative Financial Instruments,” for further discussion.

(2) Foreign currency translation adjustment losses were reclassified from AOCL during 2022 in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

16.    LEASES

The components of the net lease cost were as follows:

(In millions)	Line Item in the Company’s Consolidated Statements of Operations	2023	2022	2021
Finance lease cost:
Amortization of right-of-use-assets	SG&A expenses (depreciation and amortization)	$4.2	$4.2	$4.9
Interest on lease liabilities	Interest expense	0.2	0.2	0.3
Total finance lease cost		4.4	4.4	5.2
Operating lease cost	SG&A expenses	402.3	401.4	451.8
Short-term lease cost	SG&A expenses	41.7	35.9	32.1
Variable lease cost	SG&A expenses	132.3	116.2	100.5
Less: sublease income	SG&A expenses	(5.3)	(4.7)	(1.5)
Total net lease cost		$575.4	$553.2	$588.1

The Company had sought concessions from landlords for certain of its stores affected by temporary closures as a result of the COVID-19 pandemic in the form of rent deferrals or rent abatements. Consistent with updated guidance issued by the FASB in April 2020, the Company elected to treat COVID-19 related rent concessions as though enforceable rights and obligations for those concessions existed in the original contract. As such, rent abatements negotiated with landlords were recorded as a reduction to variable lease expense included in SG&A expenses in the Company’s Consolidated Statements of Operations. The Company recorded $4.8 million and $26.9 million of rent abatements during 2022 and 2021, respectively. No material rent abatements were recorded during 2023. Rent deferrals had no impact to lease expense and amounts deferred and payable in future periods were included in the current portion of operating lease liabilities in the Company’s Consolidated Balance Sheets.

Supplemental balance sheet information related to leases was as follows:

(In millions)	Line Item in the Company’s Consolidated Balance Sheets	2023	2022
Right-of-use assets:
Operating lease	Operating lease right-of-use assets	$1,213.8	$1,295.7
Finance lease	Property, plant and equipment, net	8.8	10.9
		$1,222.6	$1,306.6
Current lease liabilities:
Operating lease	Current portion of operating lease liabilities	$288.9	$353.7
Finance lease	Accrued expenses	4.1	4.5
		$293.0	$358.2
Other lease liabilities:
Operating lease	Long-term portion of operating lease liabilities	$1,075.8	$1,140.0
Finance lease	Other liabilities	5.6	7.3
		$1,081.4	$1,147.3

Supplemental cash flow information related to leases was as follows:

(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$446.2	$450.8	$484.0
Operating cash flows from finance leases	0.2	0.2	0.3
Financing cash flows from finance leases	4.6	4.7	5.2
Noncash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$278.4	$338.6	$267.3
Right-of-use assets obtained in exchange for new finance lease liabilities	4.0	8.2	2.6

The following summarizes the weighted average remaining lease terms and weighted average discount rates related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet:

	2023	2022
Weighted average remaining lease term (years):
Operating leases	6.10	6.13
Finance leases	2.55	3.19
Weighted average discount rate:
Operating leases	4.64%	4.10%
Finance leases	2.17%	2.09%

At February 4, 2024, the maturities of the Company’s lease liabilities were as follows:

(In millions)	Finance Leases	Operating Leases	Total
2024	$4.3	$341.7	$346.0
2025	3.3	297.0	300.3
2026	2.0	236.9	238.9
2027	0.3	199.8	200.1
2028	0.1	155.7	155.8
Thereafter	—	352.3	352.3
Total lease payments	$10.0	$1,583.4	$1,593.4
Less: Interest	(0.3)	(218.7)	(219.0)
Total lease liabilities	$9.7	$1,364.7	$1,374.4

17.    EXIT ACTIVITY COSTS

2022 Cost Savings Initiative

The Company announced in August 2022 it would be taking steps to streamline its organization and simplify its ways of working. Included in this was a planned reduction in people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement. The Company expects these reductions will generate annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded pre-tax costs during 2022 and 2023 as shown in the following table. All expected costs related to this initiative were incurred by the end of 2023.

(In millions)	Costs Incurred During 2022	Costs Incurred During 2023	Cumulative Costs Incurred
Severance, termination benefits and other employee costs	$20.2	$61.3	$81.5

The pre-tax costs incurred in connection with the 2022 cost savings initiative were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During 2022	Costs Incurred During 2023	Cumulative Costs Incurred
Tommy Hilfiger North America	$4.7	$12.7	$17.4
Tommy Hilfiger International	2.5	17.3	19.8
Calvin Klein North America	4.6	9.1	13.7
Calvin Klein International	3.5	10.8	14.3
Heritage Brands Wholesale	2.6	7.8	10.4
Corporate (1)	2.3	3.6	5.9
Total	$20.2	$61.3	$81.5

(1) Corporate expenses are not allocated to any reportable segment.

Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/29/23	Costs Incurred During 2023	Costs Paid During 2023	Liability at 2/4/24
Severance, termination benefits and other employee costs	$13.2	$61.3	$54.1	$20.4

Russia Business Exit Costs

As a result of the war in Ukraine, the Company made the decision in 2022 to exit from its Russia business, including the closure of its retail stores in Russia and the cessation of its wholesale operations in Russia and Belarus. In connection with this exit, the Company recorded pre-tax costs during 2022 as shown in the following table. All expected costs related to the exit from the Russia business were incurred during 2022.

(In millions)	Costs Incurred During 2022
Severance, termination benefits and other employee costs	$2.1
Long-lived asset impairments	43.6
Gain on lease terminations, net of contract termination and other costs (1)	(2.7)
Total	$43.0

(1) Gain on lease terminations, net of contract termination and other costs includes a $7.5 million gain related to the early termination of certain store lease agreements and $4.8 million of contract termination and other costs.

The pre-tax costs incurred in connection with the exit from the Russia business were recorded in SG&A expenses of the Company’s segments as follows: $31.6 million in the Tommy Hilfiger International segment and $11.4 million in the Calvin Klein International segment. Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 11, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during 2022.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/29/23	Costs Paid During 2023	Liability at 2/4/24
Severance, termination benefits and other employee costs	$0.4	$0.4	$—
Contract termination and other costs	0.5	0.5	—
Total	$0.9	$0.9	$—

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

The pre-tax costs incurred in connection with the 2021 reductions in workforce and real estate footprint were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During 2021
Tommy Hilfiger North America	$1.7
Tommy Hilfiger International	8.9
Calvin Klein North America	2.1
Calvin Klein International	6.4
Corporate (1)	28.5
Total	$47.6

(1) Corporate expenses are not allocated to any reportable segment.

Please see Note 20, “Segment Data,” for further discussion of the Company’s reportable segments.

Please see Note 11, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during 2021.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 1/29/23	Costs Paid During 2023	Liability at 2/4/24
Severance, termination benefits and other employee costs	$2.8	$2.6	$0.2

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

The liabilities related to these costs were paid as of January 29, 2023.

18.    NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

(In millions, except per share data)	2023	2022	2021
Net income attributable to PVH Corp.	$663.6	$200.4	$952.3

Weighted average common shares outstanding for basic net income per common share	61.0	65.7	70.8
Weighted average impact of dilutive securities	0.7	0.5	1.1
Total shares for diluted net income per common share	61.7	66.2	71.9

Basic net income per common share attributable to PVH Corp.	$10.88	$3.05	$13.45

Diluted net income per common share attributable to PVH Corp.	$10.76	$3.03	$13.25

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

(In millions)	2023	2022	2021
Weighted average potentially dilutive securities	0.8	1.4	0.7

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of February 4, 2024, January 29, 2023 and January 30, 2022 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.1 million, 0.2 million and 0.2 million as of February 4, 2024, January 29, 2023 and January 30, 2022, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

19.    SUPPLEMENTAL CASH FLOW INFORMATION

Omitted from the Company’s Consolidated Statement of Cash Flows for 2023 were capital expenditures related to property, plant and equipment of $27.7 million, which will not be paid until 2024. The Company paid $39.4 million in cash during 2023 related to property, plant and equipment that was acquired in 2022. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2022. The Company paid $45.9 million in cash during 2022 related to property, plant and equipment that was acquired in 2021. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2021.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statements of Cash Flows were (i) for 2023 and 2021, $2.1 million and $6.0 million, respectively, of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective periods and (ii) for 2023, $4.9 million of accruals for excise taxes on share repurchases.

20.    SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as its reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; (v) Heritage Brands Wholesale; and (vi) through the second quarter of 2021, Heritage Brands Retail which has ceased operations.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores and off-price retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s Tommy Hilfiger business.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe, Asia and Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia and Australia, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in India, relating to the affiliate’s Tommy Hilfiger business, and its unconsolidated affiliate in Brazil.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in the United States and Canada, primarily to warehouse clubs, department and specialty stores, and off-price retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Calvin Klein brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s Calvin Klein business.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers primarily in North America of (i) women’s intimate apparel under the Warner’s, Olga and True&Co. brands until November 27, 2023, when the Company completed the Heritage Brands intimates transaction; (ii) men’s underwear under the Nike brand, which is licensed; (iii) men’s dress shirts under the Van Heusen brand, which is licensed, as well as under various other licensed brand names; and (iv) men’s sportswear, bottoms and outerwear principally under the Van Heusen, IZOD and ARROW trademarks until August 2, 2021, when the Company completed the Heritage Brands menswear transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion of the Heritage Brands intimates transaction and the Heritage Brands menswear transaction. This segment also derived revenue from Company operated digital commerce sites in the United States for Van Heusen and IZOD, which ceased operations during 2021 in connection with the Heritage Brands menswear transaction. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s business under various owned and licensed brand names.

Heritage Brands Retail Segment - This segment consisted of the Company’s Heritage Brands Retail division. This segment derived revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada through which the Company marketed a selection of Van Heusen, IZOD and Warner’s apparel, accessories and related products directly to consumers. The Company completed the exit from its Heritage Brands Retail business during 2021 and as a result, the Company’s Heritage Brands Retail segment has ceased operations. Please see Note 17, “Exit Activity Costs,” for further discussion.

The Company’s revenue by segment was as follows:

(In millions)	2023	(1)	2022	(1)	2021	(1)
Revenue – Tommy Hilfiger North America
Net sales	$1,262.7		$1,185.0		$1,086.0
Royalty revenue	88.5		86.0		79.0
Advertising and other revenue	20.5		21.7		19.8
Total	1,371.7		1,292.7		1,184.8

Revenue – Tommy Hilfiger International
Net sales	3,376.3		3,282.1		3,446.6
Royalty revenue	58.6		61.9		56.8
Advertising and other revenue	18.0		20.7		15.5
Total	3,452.9		3,364.7		3,518.9

Revenue – Calvin Klein North America
Net sales	1,112.4		1,205.6		1,129.5
Royalty revenue	165.2		170.1		145.6
Advertising and other revenue	47.0		54.7		46.6
Total	1,324.6		1,430.4		1,321.7

Revenue – Calvin Klein International
Net sales	2,523.0		2,290.3		2,283.1
Royalty revenue	55.0		53.1		48.3
Advertising and other revenue	11.9		9.6		7.2
Total	2,589.9		2,353.0		2,338.6

Revenue – Heritage Brands Wholesale
Net sales	477.4		581.9		702.9
Royalty revenue	0.9		0.9		10.4
Advertising and other revenue	0.3		0.6		1.8
Total	478.6		583.4		715.1

Revenue – Heritage Brands Retail
Net sales	—		—		75.6
Total	—		—		75.6

Total Revenue
Net sales	8,751.8		8,544.9		8,723.7
Royalty revenue	368.2		372.0		340.1
Advertising and other revenue	97.7		107.3		90.9
Total(2)	$9,217.7		$9,024.2		$9,154.7

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)    No single customer accounted for more than 5% of the Company’s revenue in 2023, 2022 or 2021.

The Company’s revenue by distribution channel was as follows:

(In millions)	2023	(1)	2022	(1)	2021	(1)
Wholesale net sales	$4,554.7		$4,704.0		$4,860.9

Owned and operated retail stores	3,399.8		3,118.2		3,087.1
Owned and operated digital commerce sites	797.3		722.7		775.7
Retail net sales	4,197.1		3,840.9		3,862.8
Net sales	8,751.8		8,544.9		8,723.7

Royalty revenue	368.2		372.0		340.1
Advertising and other revenue	97.7		107.3		90.9
Total	$9,217.7		$9,024.2		$9,154.7
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company has not disclosed net sales by product category as it is impracticable to do so.

The Company’s income (loss) before interest and taxes by segment was as follows:

(In millions)	2023	(1)	2022	(1)	2021	(1)
Income (loss) before interest and taxes – Tommy Hilfiger North America	$93.5	(2)	$(175.4)	(5)(6)	$21.2	(9)

Income before interest and taxes – Tommy Hilfiger International	454.6	(2)	514.8	(6)(7)	654.2	(9)

Income (loss) before interest and taxes – Calvin Klein North America	107.6	(2)	(81.9)	(5)(6)	78.0	(9)

Income before interest and taxes – Calvin Klein International	386.0	(2)	252.6	(5)(6)(7)	377.6	(9)

Income before interest and taxes – Heritage Brands Wholesale	39.3	(2)(3)	47.4	(6)	160.9	(10)

Loss before interest and taxes – Heritage Brands Retail	—		—		(33.9)	(11)

Loss before interest and taxes – Corporate(4)	(152.2)	(2)	(86.8)	(6)(8)	(181.1)	(9)

Income before interest and taxes	$928.8		$470.7		$1,076.9

(1)Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.
(2)Income (loss) before interest and taxes for 2023 included costs of $61.3 million incurred related to the 2022 cost savings initiative described in Note 17, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $12.7 million in Tommy Hilfiger North America, $17.3 million in Tommy Hilfiger International, $9.1 million in Calvin Klein North America, $10.8 million in Calvin Klein International, $7.8 million in Heritage Brands Wholesale and $3.6 million in corporate expenses not allocated to any reportable segments. Please see Note 17, “Exit Activity Costs,” for further discussion.
(3)Income before interest and taxes for 2023 included an aggregate net gain of $13.5 million in connection with the Heritage Brands intimates transaction, consisting of (i) a $15.3 million gain, including a gain on the sale, less costs to sell, partially offset by (ii) $1.8 million of severance and other termination benefits. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(4)Includes corporate expenses not allocated to any reportable segments, the results of PVH Ethiopia (through the closure of the Ethiopia factory in 2021) and the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld prior to the closing of the Karl Lagerfeld transaction in 2022. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion of the Company’s investment in Karl Lagerfeld and Note 6, “Redeemable Non-Controlling Interest,” for further discussion of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans. Actuarial gains on the Company’s Pension Plans, SERP Plans and Postretirement Plans totaled $45.5 million, $78.4 million and $48.7 million in 2023, 2022 and 2021, respectively.
(5)(Loss) income before interest and taxes for 2022 included a noncash goodwill impairment charge of $417.1 million. The goodwill impairment charge was included in the Company’s segments as follows: $177.2 million in Tommy Hilfiger North America, $162.6 million in Calvin Klein North America and $77.3 million in Calvin Klein International. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.
(6)(Loss) income before interest and taxes for 2022 included costs of $20.2 million incurred related to the 2022 cost savings initiative described in Note 17, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $4.7 million in Tommy Hilfiger North America, $2.5 million in Tommy Hilfiger International, $4.6 million in Calvin Klein North America, $3.5 million in Calvin Klein International, $2.6 million in Heritage Brands Wholesale and $2.3 in corporate expenses not allocated to any reportable segments. Please see Note 17, “Exit Activity Costs,” for further discussion.
(7)Income before interest and taxes for 2022 included net costs of $43.0 million incurred in connection with the Company’s decision to exit from its Russia business, principally consisting of noncash asset impairments. Such costs were included in the Company’s segments as follows: $31.6 million in Tommy Hilfiger International and $11.4 million in Calvin Klein International. Please see Note 17, “Exit Activity Costs,” for further discussion.
(8)Loss before interest and taxes for 2022 included a gain of $16.1 million in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.
(9)Income (loss) before interest and taxes for 2021 included costs of $47.6 million incurred in connection with actions to streamline the Company’s organization through reductions in its workforce, primarily in certain international markets, and to reduce its real estate footprint, including reductions in office space and select store closures, consisting of noncash asset impairments, severance, and contract termination and other costs. Such costs were included in the Company’s segments as follows: $1.7 million in Tommy Hilfiger North America, $8.9 million in Tommy Hilfiger International, $2.1 million in Calvin Klein North America, $6.4 million in Calvin Klein International and $28.5 million in corporate expenses not allocated to any reportable segments. Please see Note 17, “Exit Activity Costs,” for further discussion.
(10)Income before interest and taxes for 2021 included an aggregate net gain of $113.4 million in connection with the Heritage Brands menswear transaction, consisting of (i) a $118.9 million gain, including a gain on the sale, less costs to sell, and a net gain on the Company’s retirement plans associated with the transaction, partially offset by (ii) $5.5 million of severance costs. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(11)Loss before interest and taxes for 2021 included costs and operating losses, associated with the wind down of the Heritage Brands Retail business that was completed in 2021. Please see Note 17, “Exit Activity Costs,” for further discussion.

Intersegment transactions, which primarily consist of transfers of inventory, are not material.

The Company’s identifiable assets, depreciation and amortization, and identifiable capital expenditures by segment were as follows:

(In millions)	2023	2022	2021
Identifiable Assets(1)(2)
Tommy Hilfiger North America	$1,185.3	$1,296.3	$1,409.8
Tommy Hilfiger International	4,667.6	4,875.4	4,913.2
Calvin Klein North America	1,354.7	1,527.2	1,609.8
Calvin Klein International	3,005.2	3,099.7	3,164.0
Heritage Brands Wholesale(3)	136.9	410.4	420.0
Corporate(4)	823.2	559.3	880.0
Total	$11,172.9	$11,768.3	$12,396.8
Depreciation and Amortization
Tommy Hilfiger North America	$29.5	$30.5	$32.5
Tommy Hilfiger International	131.1	125.0	130.2
Calvin Klein North America	24.8	29.6	31.6
Calvin Klein International	95.8	94.3	94.9
Heritage Brands Wholesale	5.8	10.7	11.2
Heritage Brands Retail	—	—	0.3
Corporate	11.6	11.4	12.6
Total	$298.6	$301.5	$313.3
Identifiable Capital Expenditures(5)
Tommy Hilfiger North America	$14.2	$14.5	$19.2
Tommy Hilfiger International	118.7	140.9	138.4
Calvin Klein North America	6.3	14.4	22.6
Calvin Klein International	88.8	103.7	85.7
Heritage Brands Wholesale	2.7	6.6	10.9
Corporate	2.3	3.5	4.9
Total	$233.0	$283.6	$281.7

(1)Identifiable assets included the impact of changes in foreign currency exchange rates.
(2)Identifiable assets in 2022 included a reduction of $417.1 million related to the noncash goodwill impairment. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.
(3)Identifiable assets in 2023 included a reduction of $140.3 million related to the Heritage Brands intimates transaction. Please see Note 3, “Acquisitions and Divestitures,” for further discussion.
(4)The changes in Corporate identifiable assets in 2023 and 2022 were primarily due to changes in cash and cash equivalents.
(5)Capital expenditures in 2023 included $27.7 million of accruals that will not be paid until 2024. Capital expenditures in 2022 included $39.4 million of accruals that were not paid until 2023. Capital expenditures in 2021 included $45.9 million of accruals that were not paid until 2022.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2023 (1)	2022 (1)	2021 (1)
Domestic	$333.6	$384.3	$429.0
Canada	8.0	10.4	13.8
Europe	415.0	406.4	378.7
Asia-Pacific	103.7	101.1	82.8
Other foreign	2.3	1.8	1.8
Total	$862.6	$904.0	$906.1

(1)Property, plant and equipment, net included the impact of changes in foreign currency exchange rates.

Revenue, based on location of origin, was as follows:

(In millions)	2023 (1)	2022 (1)	2021 (1)
Domestic	$2,715.1	$2,854.9	$2,894.7
Canada	349.1	347.6	313.3
Europe	4,378.6	4,204.0	4,392.3
Asia-Pacific	1,643.5	1,492.3	1,454.4
Other foreign	131.4	125.4	100.0
Total	$9,217.7	$9,024.2	$9,154.7

(1)Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

21.    GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of February 4, 2024 was approximately $6.0 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of February 4, 2024 and January 29, 2023.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of February 4, 2024 was approximately $4.4 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire between 2024 and 2028. The liability for these guarantee obligations was immaterial as of February 4, 2024 and January 29, 2023.

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

The following table presents the activity related to the Company’s asset retirement liabilities, included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, for each of the last two years:

(In millions)	2023	2022
Balance at beginning of year	$44.7	$45.6
Liabilities incurred	2.7	4.1
Liabilities settled (payments)	(9.3)	(5.6)
Accretion expense	0.4	0.6
Revisions in estimated cash flows	0.6	1.8
Currency translation adjustment	(1.8)	(1.8)
Balance at end of year	$37.3	$44.7

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $423.4 million and $506.8 million of the Company’s payment obligations that were outstanding as of February 4, 2024 and January 29, 2023, respectively, to financial institutions and $1,909.4 million, $2,197.0 million and $1,832.1 million had been settled through the program during 2023, 2022 and 2021, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 4, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 4, 2024.

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

/s/ STEFAN LARSSON	/s/ ZACHARY COUGHLIN

Stefan Larsson	Zachary Coughlin
Chief Executive Officer	Executive Vice President and
April 2, 2024	Chief Financial Officer
April 2, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on Internal Control Over Financial Reporting

We have audited PVH Corp.’s internal control over financial reporting as of February 4, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PVH Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 4, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 4, 2024 and January 29, 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended February 4, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated April 2, 2024 expressed an unqualified opinion thereon.

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
April 2, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PVH Corp. (the Company) as of February 4, 2024 and January 29, 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended February 4, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 4, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 4, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 4, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 2, 2024 expressed an unqualified opinion thereon.

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

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
At February 4, 2024, the Company’s goodwill and indefinite-lived intangible assets totaled $2.3 billion and $2.8 billion, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are qualitatively tested and quantitatively tested, when necessary, for impairment at least annually.

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

New York, New York
April 2, 2024

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period					Balance at End of Period

Description				Deductions
Year Ended February 4, 2024
Allowance for credit losses	$42.6	$4.6	$—	$6.1	(1)	$41.1
Allowance/accrual for operational chargebacks and customer markdowns	120.9	229.2	—	267.0		83.1
Valuation allowance for deferred income tax assets	72.9	17.3	—	16.5		73.7
Year Ended January 29, 2023
Allowance for credit losses	$61.9	$2.9	$—	$22.2	(1)	$42.6
Allowance/accrual for operational chargebacks and customer markdowns	133.7	243.3	—	256.1		120.9
Valuation allowance for deferred income tax assets	69.3	19.5	—	15.9		72.9
Year Ended January 30, 2022
Allowance for credit losses	$69.6	$—	$—	$7.7	(2)	$61.9
Allowance/accrual for operational chargebacks and customer markdowns	165.1	266.9	—	298.3		133.7
Valuation allowance for deferred income tax assets	62.2	17.1	—	10.0		69.3

(1)Principally accounts written off as uncollectibles and recoveries.
(2)Principally includes changes due to foreign currency translation.