Form 10-Q
period 2024-05-05
PVH CORP. /DE/
filed 2024-06-12
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 5, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

(212) 381-3500
__________________________________________________________________________________________________________________________________________________________________________
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.00 par value	PVH	New York Stock Exchange
4.125% Senior Notes due 2029	PVH29	New York Stock Exchange
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

The number of outstanding shares of common stock of the registrant as of June 4, 2024 was 55,857,787.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022, the 2021 sale of assets of, and exit from, our Heritage Brands menswear and retail businesses, and the November 2023 sale of the Heritage Brands women’s intimate apparel business to focus on our Calvin Klein and Tommy Hilfiger businesses; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the announced, in-process plan to bring in-house most of the product categories that are or had been licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by us; (iv) we have significant levels of outstanding debt and borrowing capacity and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands’ values; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; and (xviii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 5,	April 30,
	2024	2023
Net sales	$1,850.2	$2,051.1
Royalty revenue	81.2	84.7
Advertising and other revenue	20.5	22.1
Total revenue	1,951.9	2,157.9
Cost of goods sold (exclusive of depreciation and amortization)	753.2	907.6
Gross profit	1,198.7	1,250.3
Selling, general and administrative expenses	1,017.3	1,064.0
Non-service related pension and postretirement income	0.5	0.6
Other gain	10.0	—
Equity in net income of unconsolidated affiliates	13.2	11.9
Income before interest and taxes	205.1	198.8
Interest expense	23.3	25.3
Interest income	5.6	3.3
Income before taxes	187.4	176.8
Income tax expense	36.0	40.8
Net income	$151.4	$136.0
Basic net income per common share	$2.63	$2.17
Diluted net income per common share	$2.59	$2.14

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 5,	April 30,
	2024	2023

Net income	$151.4	$136.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14.8)	(16.7)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $0.3 and $(0.4)	1.4	(2.0)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $0.9 and $(3.2)	2.8	(9.8)
Total other comprehensive loss	(10.6)	(28.5)
Comprehensive income	$140.8	$107.5

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 5,	February 4,	April 30,
	2024	2024	2023
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$376.2	$707.6	$373.8
Trade receivables, net of allowances for credit losses of $43.9, $41.1 and $44.7	810.4	793.3	911.4
Other receivables	24.6	13.9	16.9
Inventories, net	1,346.8	1,419.7	1,718.1
Prepaid expenses	263.8	237.7	254.4
Other	90.1	87.5	78.6
Total Current Assets	2,911.9	3,259.7	3,353.2
Property, Plant and Equipment, net	824.7	862.6	885.7
Operating Lease Right-of-Use Assets	1,257.2	1,213.8	1,282.1
Goodwill	2,315.2	2,322.1	2,357.7
Tradenames	2,596.9	2,599.1	2,710.3
Other Intangibles, net	492.7	498.3	520.7
Other Assets, including deferred taxes of $36.3, $33.8 and $30.7	390.1	417.3	381.5
Total Assets	$10,788.7	$11,172.9	$11,491.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$863.0	$1,073.4	$1,063.0
Accrued expenses	643.0	776.2	802.1
Deferred revenue	55.3	55.5	59.6
Current portion of operating lease liabilities	304.2	288.9	342.2
Short-term borrowings	—	—	17.3
Current portion of long-term debt	11.9	577.5	112.0
Total Current Liabilities	1,877.4	2,771.5	2,396.2
Long-Term Portion of Operating Lease Liabilities	1,101.0	1,075.8	1,123.0
Long-Term Debt	2,145.9	1,591.7	2,193.0
Other Liabilities, including deferred taxes of $345.9, $346.1 and $345.5	605.2	615.0	652.6
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 88,904,351; 88,567,275 and 87,774,420 shares issued	88.9	88.6	87.8
Additional paid-in capital - common stock	3,330.5	3,313.3	3,257.5
Retained earnings	5,554.4	5,407.3	4,886.7
Accumulated other comprehensive loss	(764.2)	(753.6)	(741.6)
Less: 32,877,311; 30,934,587 and 24,986,324 shares of common stock held in treasury, at cost	(3,150.4)	(2,936.7)	(2,364.0)
Total Stockholders’ Equity	5,059.2	5,118.9	5,126.4
Total Liabilities and Stockholders’ Equity	$10,788.7	$11,172.9	$11,491.2

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 5,	April 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$151.4	$136.0
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	72.1	72.3
Equity in net income of unconsolidated affiliates	(13.2)	(11.9)
Deferred taxes	(5.5)	(3.0)
Stock-based compensation expense	10.5	13.1
Other gain	(10.0)	—
Changes in operating assets and liabilities:
Trade receivables, net	(19.5)	13.4
Other receivables	(0.8)	4.2
Inventories, net	69.9	76.2
Accounts payable, accrued expenses and deferred revenue	(328.2)	(315.0)
Prepaid expenses	(26.6)	(44.3)
Other, net	33.2	(16.4)
Net cash used by operating activities	(66.7)	(75.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(38.8)	(57.9)
Purchases of investments held in rabbi trust	(2.5)	(1.9)
Proceeds from investments held in rabbi trust	0.1	0.2
Net cash used by investing activities	(41.2)	(59.6)
FINANCING ACTIVITIES
Net payments on short-term borrowings	—	(27.8)
Repayment of 2022 facilities	(3.0)	(3.0)
Net proceeds from settlement of awards under stock plans	7.0	0.1
Proceeds from 4 1/8% senior notes, net of related fees	553.1	—
Redemption of 3 5/8% senior notes	(561.7)	—
Cash dividends	(2.2)	(2.4)
Acquisition of treasury shares	(214.0)	(4.6)
Payments of finance lease liabilities	(1.1)	(1.2)
Net cash used by financing activities	(221.9)	(38.9)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(3.0)
Decrease in cash and cash equivalents	(331.4)	(176.9)
Cash and cash equivalents at beginning of period	707.6	550.7
Cash and cash equivalents at end of period	$376.2	$373.8

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Unaudited
(In millions, except share and per share data)

	Thirteen Weeks Ended April 30, 2023
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 29, 2023	$—	87,641,611	$87.6	$3,244.5	$4,753.1	$(713.1)	$(2,359.4)	$5,012.7
Net income					136.0			136.0
Foreign currency translation adjustments						(16.7)		(16.7)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $0.4						(2.0)		(2.0)
Net loss on net investment hedges, net of tax benefit of $3.2						(9.8)		(9.8)
Comprehensive income								107.5
Settlement of awards under stock plans		132,809	0.2	(0.1)				0.1
Stock-based compensation expense				13.1				13.1
Dividends declared ($0.0375 per common share)					(2.4)			(2.4)
Acquisition of 53,950 treasury shares							(4.6)	(4.6)
April 30, 2023	$—	87,774,420	$87.8	$3,257.5	$4,886.7	$(741.6)	$(2,364.0)	$5,126.4

	Thirteen Weeks Ended May 5, 2024
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 4, 2024	$—	88,567,275	$88.6	$3,313.3	$5,407.3	$(753.6)	$(2,936.7)	$5,118.9
Net income					151.4			151.4
Foreign currency translation adjustments						(14.8)		(14.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.3						1.4		1.4
Net gain on net investment hedges, net of tax expense of $0.9						2.8		2.8
Comprehensive income								140.8
Settlement of awards under stock plans		337,076	0.3	6.7				7.0
Stock-based compensation expense				10.5				10.5
Dividends declared ($0.075 per common share)					(4.3)			(4.3)
Acquisition of 1,942,724 treasury shares, including excise taxes of $1.7							(213.7)	(213.7)
May 5, 2024	$—	88,904,351	$88.9	$3,330.5	$5,554.4	$(764.2)	$(3,150.4)	$5,059.2

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER and Calvin Klein, which are owned, and Van Heusen, Nike and other brands, which the Company licenses for certain product categories. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in certain territories. The Company completed the sale of its Warner’s, Olga and True&Co. women’s intimates businesses to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”).

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not contain all disclosures required by U.S. GAAP for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 4, 2024.

The preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 5, 2024 and April 30, 2023 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

There continues to be uncertainty in the current macroeconomic environment due to inflationary pressures globally, the Israel-Hamas war, the attacks on commercial shipping vessels in the Red Sea, the war in Ukraine, and foreign currency volatility. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

Israel-Hamas War, Red Sea Shipping Disruption and War in Ukraine

The Israel-Hamas war, which began in October 2023, did not have a material impact on the Company’s business in 2023 and is not expected to have a material impact on the Company’s business in 2024. Less than 1% of the Company’s revenue in 2024 is expected to be generated in Israel, and less than 2% of the Company’s revenue in 2024 is expected to be generated in the Middle East, including Israel.

The recent attacks on commercial shipping vessels in the Red Sea have led to disruption and instability in global supply chains, which have resulted in shipment delays that are impacting, and could continue to impact, the Company’s inventory and sales volume. Shipping delays have also resulted in, and may continue to result in, increased freight costs, for reasons including the need to rely on more expensive shipping routes and shipping methods (such as air freight). Such impacts did not have a material impact on the Company’s business in 2023 or in the first quarter of 2024, and are not expected to have a material impact on the Company’s business for the remainder of 2024.

The war in Ukraine, which began in February 2022, did not have a material impact on the Company’s business in 2023 and is not expected to have a material impact on the Company’s business in 2024. Less than 1% of the Company’s revenue in 2024 is expected to be generated in Ukraine and the Company exited from its Russia business in the second quarter of 2022.

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
Performance Obligations Under License Agreements
As of May 5, 2024, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $759.0 million, of which the Company expects to recognize $219.3 million as revenue during the remainder of 2024, $229.9 million in 2025 and $309.8 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirteen weeks ended May 5, 2024 and April 30, 2023 were as follows:

	Thirteen Weeks Ended
(In millions)	5/5/24	4/30/23
Deferred revenue balance at beginning of period	$55.5	$54.3
Net additions to deferred revenue during the period	39.8	44.8
Reductions in deferred revenue for revenue recognized during the period (1)	(40.0)	(39.5)
Deferred revenue balance at end of period	$55.3	$59.6

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $8.7 million, $9.4 million and $11.4 million as of May 5, 2024, February 4, 2024 and April 30, 2023, respectively.

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

4. DIVESTITURES

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

In connection with the closing of the transaction, the Company recorded a gain of $15.3 million in the fourth quarter of 2023, which represented the excess of the amount of consideration received over the net carrying value of the assets, less costs to sell. An incremental gain of $10.0 million was recorded in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources, which will be paid in installments to the Company during the remainder of 2024 and the first quarter of 2025. These gains were recorded in other gain in the Company’s Consolidated Statements of Operations for the respective period and included in the Heritage Brands Wholesale segment.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirteen weeks ended May 5, 2024, by segment (please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of February 4, 2024
Goodwill, gross	$781.8	$877.4	$203.0	$1,558.3	$3,420.5
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(1,098.4)
Goodwill, net	331.9	406.1	25.8	1,558.3	2,322.1
Currency translation	—	(2.2)	—	(4.7)	(6.9)
Balance as of May 5, 2024
Goodwill, gross	781.8	875.2	203.0	1,553.6	3,413.6
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(1,098.4)
Goodwill, net	$331.9	$403.9	$25.8	$1,553.6	$2,315.2

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Please see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2024 for discussion of the Company’s goodwill and other intangible assets impairment testing process.

There have been no significant events or changes in circumstances during the thirteen weeks ended May 5, 2024 that would indicate the remaining carrying amount of the Company’s goodwill and other intangible assets may be impaired as of May 5, 2024.

6. RETIREMENT AND BENEFIT PLANS

The Company, as of May 5, 2024, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation, subject to the change made in the fourth quarter of 2023 as discussed below, and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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

In the fourth quarter of 2023, the Company’s Board of Directors approved changes to its Pension Plans and its supplemental pension plan to freeze the pensionable compensation and credited service amounts used to calculate participants’ benefits effective June 30, 2024, except for employees near retirement age that meet a specified service requirement, who will continue to accrue benefits under the Pension Plans and supplemental pension plan, as applicable, for two years after the effective date of the freeze.

The components of net benefit cost recognized were as follows:

	Pension Plans		SERP Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/5/24	4/30/23	5/5/24	4/30/23

Service cost	$3.7	$5.0	$0.2	$0.4
Interest cost	7.2	7.2	0.6	0.7
Expected return on plan assets	(8.3)	(8.5)	—	—
Total	$2.6	$3.7	$0.8	$1.1

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen weeks ended May 5, 2024 and April 30, 2023.

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

7. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of May 5, 2024.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $193.5 million based on exchange rates in effect on May 5, 2024 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of May 5, 2024.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of May 5, 2024.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/5/24	2/4/24	4/30/23

Senior unsecured Term Loan A facility due 2027 (1)	$457.8	$461.6	$478.8
7 3/4% debentures due 2023	—	—	99.9
3 5/8% senior unsecured euro notes due 2024 (1)	—	565.7	574.6
4 5/8% senior unsecured notes due 2025	498.5	498.2	497.3
3 1/8% senior unsecured euro notes due 2027 (1)	642.3	643.7	654.4
4 1/8% senior unsecured euro notes due 2029 (1)	559.2	—	—
Total	2,157.8	2,169.2	2,305.0
Less: Current portion of long-term debt	11.9	577.5	112.0
Long-term debt	$2,145.9	$1,591.7	$2,193.0

(1) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of May 5, 2024, February 4, 2024 and April 30, 2023.

The Company’s mandatory long-term debt repayments for the remainder of 2024 through 2029 were as follows as of May 5, 2024:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2024	$8.9
2025	511.9
2026	11.9
2027	1,072.4
2028	—
2029	565.0

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2024 through 2029 exceed the total carrying amount of the Company’s debt as of May 5, 2024 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of May 5, 2024, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2022 Senior Unsecured Credit Facilities

On December 9, 2022, the Company entered into senior unsecured credit facilities (the “2022 facilities”). The 2022 facilities consist of (a) a €440.6 million euro-denominated Term Loan A facility (the “Euro TLA facility”), (b) a $1,150.0 million United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in (i) United States dollars, (ii) Australian dollars (limited to A$50.0 million), (iii) Canadian dollars (limited to C$70.0 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250.0 million), and (c) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars (together with the multicurrency revolving credit facility, the “revolving credit facilities”). The 2022 facilities are due on December 9, 2027.

The Company made payments of $3.0 million on its term loan under the 2022 facilities in each of the thirteen weeks ended May 5, 2024 and April 30, 2023.

The current applicable margin with respect to the Euro TLA facility as of May 5, 2024 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of May 5, 2024 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate (“EURIBOR”) or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The 2022 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a maximum net leverage ratio, calculated in a manner set forth in the terms of the 2022 facilities. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2024 for further discussion of the 2022 facilities.

7 3/4% Debentures Due 2023

The Company had outstanding $100.0 million of debentures due November 15, 2023 that accrued interest at the rate of 7 3/4%. The Company repaid these debentures at maturity.

3 5/8% Euro Senior Notes Due 2024

The Company had outstanding €525.0 million principal amount of 3 5/8% senior notes due July 15, 2024. The Company redeemed these notes on April 25, 2024 utilizing the net proceeds from the issuance of the €525.0 million principal amount of 4 1/8% senior notes due July 16, 2029 together with other available funds, as discussed below. The Company recorded an immaterial amount of debt extinguishment costs to write-off previously capitalized debt issuance costs associated with these notes during the first quarter of 2024.

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

4 1/8% Euro Senior Notes Due 2029

The Company issued on April 15, 2024 €525.0 million principal amount of 4 1/8% senior notes due July 16, 2029. The Company incurred €5.4 million ($5.7 million based on exchange rates in effect on the payment date) of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

The Company intends to allocate an amount equal to the net proceeds of the offering to finance or refinance new or existing environmental Eligible Projects focused mainly on sustainable materials, and packaging and circularity, as defined in the Company’s prospectus. Pending allocation to Eligible Projects, the Company utilized the net proceeds of the offering, together with other available funds, to redeem the €525.0 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

The Company may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of May 5, 2024, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit primarily to collateralize the Company’s insurance and lease obligations. The Company had $72.1 million of these standby letters of credit outstanding as of May 5, 2024.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2024 for further discussion of the Company’s debt.

8. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 5, 2024 and April 30, 2023 were 19.2% and 23.1%, respectively. The effective income tax rate for the thirteen weeks ended May 5, 2024 was lower than the prior year period primarily due to the favorable resolution of uncertain tax positions and changes in the jurisdictional mix of earnings.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with inventory purchases made by our foreign subsidiaries in a currency other than their functional currency. The Company uses foreign currency forward contracts to hedge against a portion of this exposure.

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

The Company designated (i) the par value of its €600.0 million principal amount of 3 1/8% senior notes due 2027, (ii) until their redemption on April 25, 2024, the par value of its €525.0 million principal amount of 3 5/8% senior notes due 2024, and (iii) as of April 25, 2024, the par value of its €525.0 million principal amount of 4 1/8% senior notes due 2029 (collectively, “foreign currency borrowings”), that were issued by PVH Corp., a U.S.-based entity, as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 7, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,190.2 million and $1,201.5 million, respectively, as of May 5, 2024, $1,201.6 million and $1,209.4 million, respectively, as of February 4, 2024 and $1,203.8 million and $1,229.0 million, respectively, as of April 30, 2023. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

In 2023, the Company entered into multiple fixed-to-fixed cross-currency swap contracts, which, in aggregate, economically convert the Company’s $500.0 million principal amount of 4 5/8% senior notes due 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457.2 million. As part of these swap contracts, the Company will receive fixed-rate United States dollar-denominated interest at a weighted average rate of 1.405% and pay fixed-rate euro-denominated interest at a rate of 0%. The cross-currency swap contracts expire on July 10, 2025. The Company designated these cross-currency swap contracts as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. The Company records the cross-currency swap contracts at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. Changes in the fair value of the cross-currency swap contracts are recorded in equity as a component of AOCL. The Company evaluates the effectiveness of its derivative instrument net investment hedges at inception and each quarter thereafter. The interest components of the cross-currency swaps are excluded from the assessment of hedge effectiveness and are initially recorded in equity as a component of AOCL. Such amounts are recognized ratably over the term of the cross-currency swap contracts as a credit to interest expense in the Company’s Consolidated Statements of Operations.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	5/5/24		2/4/24		4/30/23		5/5/24		2/4/24		4/30/23
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$15.0	$0.7	$13.2	$0.5	$11.4	$0.1	$2.2	$0.1	$2.4	$0.4	$24.0	$1.3
Cross-currency swap contracts (net investment hedges)	4.6	1.1	6.4	—	—	—	—	—	—	1.3	—	—
Undesignated contracts:
Foreign currency forward contracts	0.5	—	1.9	—	0.4	—	0.9	—	1.1	—	5.7	—
Total	$20.1	$1.8	$21.5	$0.5	$11.8	$0.1	$3.1	$0.1	$3.5	$1.7	$29.7	$1.3

The notional amount outstanding of foreign currency forward contracts was $1,264.6 million at May 5, 2024. Such contracts expire principally between May 2024 and October 2025.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)

Thirteen Weeks Ended	5/5/24	4/30/23
Foreign currency forward contracts (inventory purchases)	$7.4	$2.4
Foreign currency borrowings (net investment hedges)	3.1	(13.0)
Cross-currency swap contracts (net investment hedges)	2.3	—
Total	$12.8	$(10.6)

	Amount of Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	5/5/24	4/30/23		5/5/24	4/30/23
Foreign currency forward contracts (inventory purchases)	$5.7	$4.8	Cost of goods sold	$753.2	$907.6
Cross-currency swap contracts (net investment hedges)	1.7	—	Interest expense	23.3	25.3
Total	$7.4	$4.8

A net gain in AOCL on foreign currency forward contracts at May 5, 2024 of $20.7 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for the effective portion of the Company’s net investment hedges, including amounts associated with the 3 5/8% senior notes redeemed in April 2024, would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain (Loss) Recognized in SG&A Expenses
Thirteen Weeks Ended	5/5/24	4/30/23
Foreign currency forward contracts (1)	$1.4	$(1.0)

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of May 5, 2024.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	5/5/24				2/4/24				4/30/23
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$16.2	N/A	$16.2	N/A	$15.6	N/A	$15.6	N/A	$11.9	N/A	$11.9
Cross-currency swap contracts (net investment hedges)	N/A	5.7	N/A	5.7	N/A	6.4	N/A	6.4	N/A	N/A	N/A	N/A
Rabbi trust assets	12.7	N/A	N/A	12.7	9.9	N/A	N/A	9.9	9.0	N/A	N/A	9.0
Total Assets	$12.7	$21.9	N/A	$34.6	$9.9	$22.0	N/A	$31.9	$9.0	$11.9	N/A	$20.9

Liabilities:
Foreign currency forward contracts	N/A	$3.2	N/A	$3.2	N/A	$3.9	N/A	$3.9	N/A	$31.0	N/A	$31.0
Cross-currency swap contracts (net investment hedges)	N/A	—	N/A	—	N/A	1.3	N/A	1.3	N/A	N/A	N/A	N/A
Total Liabilities	N/A	$3.2	N/A	$3.2	N/A	$5.2	N/A	$5.2	N/A	$31.0	N/A	$31.0

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

The Company established a rabbi trust that holds investments related to the Company’s supplemental savings plan. The rabbi trust is considered a variable interest entity and it is consolidated in the Company’s financial statements because the Company is considered the primary beneficiary of the rabbi trust. The rabbi trust assets generally mirror the investment elections made by eligible plan participants and are included as follows in the Company’s Consolidated Balance Sheets:

	5/5/24		2/4/24		4/30/23
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$1.0	$11.7	$0.8	$9.1	$0.9	$8.1

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains recognized on the rabbi trust investments were immaterial during the thirteen weeks ended May 5, 2024 and April 30, 2023.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, property, plant and equipment, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value. There were no impairments recorded during the thirteen weeks ended May 5, 2024 and April 30, 2023.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	5/5/24		2/4/24		4/30/23
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$376.2	$376.2	$707.6	$707.6	$373.8	$373.8
Short-term borrowings	—	—	—	—	17.3	17.3
Long-term debt (including portion classified as current)	2,157.8	2,141.7	2,169.2	2,159.5	2,305.0	2,278.0

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

11. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its Stock Incentive Plan (the “Plan”). Awards that may be granted under the Plan include, but are not limited to (i) service-based non-qualified stock options (“stock options”); (ii) service-based restricted stock units (“RSUs”); and (iii) contingently issuable performance share units (“PSUs”). Please see Note 13, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2024 for a detailed description of the Company’s stock-based compensation awards, including information relating to vesting terms and service, performance and market conditions, and additional information.

Net income for the thirteen weeks ended May 5, 2024 and April 30, 2023 included $10.5 million and $13.1 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $1.4 million and $1.6 million, respectively.

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirteen weeks ended May 5, 2024 and the resulting weighted average grant date fair value per stock option:

5/5/24
Weighted average risk-free interest rate	4.33%
Weighted average expected stock option term (in years)	6.25
Weighted average Company volatility	53.32%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per stock option	$60.96

Stock option activity for the thirteen weeks ended May 5, 2024 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 4, 2024	513	$94.05
Granted	58	109.75
Exercised	57	122.25
Forfeited / Expired	4	124.53
Outstanding at May 5, 2024	510	$92.44

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the thirteen weeks ended May 5, 2024 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 4, 2024	1,175	$80.79
Granted	472	109.75
Vested	314	81.90
Forfeited	41	82.94
Non-vested at May 5, 2024	1,292	$91.02

PSUs

PSU awards granted to employees have a three-year service period. Each award is subject to various performance and/or market conditions goals as follows:

Grant Year	Goal for 50% of the Award	Goal for 50% of the Award
2021	Company total shareholder return (“TSR”) relative to a pre-established group of industry peers during a three-year period from the grant date	Company’s earnings before interest and taxes (“EBIT”) during fiscal 2021
2022	Company TSR relative to a pre-established group of industry peers during a three-year period from the grant date	Company’s cumulative EBIT during a fiscal three-year performance period
2023	Company TSR relative to a pre-established group of industry peers during a three-year period from the grant date	Company’s average return on invested capital (“ROIC”) during a fiscal three-year performance period
2024	Company TSR relative to a pre-established group of industry peers during a three-year period from the grant date	Company’s average ROIC during a fiscal three-year performance period

The final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period. For awards granted in 2021, the holders of the awards earned an aggregate of 55,000 shares. The Company achieved performance on the one-year EBIT measure above the maximum performance level. The Company achieved performance on the three-year TSR measure between the threshold and target levels.

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

The grant date fair value of the awards is established as follows: (i) TSR-based portion of the awards uses a Monte Carlo simulation model and (ii) EBIT- and ROIC-based portion of the awards are based on the closing price of the Company’s common stock reduced for the present value of any dividends expected to be paid on such common stock during the three-year service period, as these contingently issuable PSUs do not accrue dividends.

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the thirteen weeks ended May 5, 2024 and the resulting weighted average grant date fair value:

5/5/24
Weighted average risk-free interest rate	4.71%
Weighted average Company volatility	48.28%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per PSU	$138.12

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 4.40% for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the thirteen weeks ended May 5, 2024 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 4, 2024	236	$102.29
Granted	127	122.76
Reduction due to market conditions achieved below target	1	157.70
Vested	55	124.12
Forfeited	—	—
Non-vested at May 5, 2024	307	$106.68

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 5, 2024 and April 30, 2023:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain on effective cash flow hedges	Total
Balance, February 4, 2024	$(768.7)		$15.1	$(753.6)
Other comprehensive (loss) income before reclassifications	(10.7)	(1)	5.5	(5.2)
Less: Amounts reclassified from AOCL	1.3		4.1	5.4
Other comprehensive (loss) income	(12.0)		1.4	(10.6)
Balance, May 5, 2024	$(780.7)		$16.5	$(764.2)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 29, 2023	$(710.1)		$(3.0)	$(713.1)
Other comprehensive (loss) income before reclassifications	(26.5)	(1)(2)	1.4	(25.1)
Less: Amounts reclassified from AOCL	—		3.4	3.4
Other comprehensive loss	(26.5)		(2.0)	(28.5)
Balance, April 30, 2023	$(736.6)		$(5.0)	$(741.6)

(1) Foreign currency translation adjustments included a net gain (loss) on net investment hedges of $4.1 million and $(9.8) million during the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the strengthening of the United States dollar against the Australian dollar), partially offset by a weakening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen weeks ended May 5, 2024 and April 30, 2023:

	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended
(In millions)	5/5/24	4/30/23
Realized gain on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$5.7	$4.8	Cost of goods sold
Less: Tax effect	1.6	1.4	Income tax expense
Total, net of tax	$4.1	$3.4

Foreign currency translation adjustments:
Cross-currency swap contracts (net investment hedges)	$1.7	$—	Interest expense
Less: Tax effect	0.4	—	Income tax expense
Total, net of tax	$1.3	$—

13. STOCKHOLDERS’ EQUITY

The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $5.0 billion stock repurchase program, which includes a $2.0 billion increase in the authorization and an extension through July 30, 2028 approved on March 27, 2024. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program at any time, without prior notice. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During the thirteen weeks ended May 5, 2024, the Company purchased 1.8 million shares of its common stock under the program in open market transactions for $200.0 million, excluding excise taxes of $1.7 million. The Company did not purchase any of its common stock under the program during the thirteen weeks ended April 30, 2023. As of May 5, 2024, the repurchased shares were held as treasury stock and $2.074 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs to satisfy tax withholding requirements.

14. EXIT ACTIVITY COSTS

2022 Cost Savings Initiative

The Company announced in August 2022 that it would be taking steps to streamline its organization and simplify its ways of working. Included in this was a planned reduction in people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement, which was completed. These reductions have resulted in annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded pre-tax costs of $81.5 million during 2022 and 2023. There were no costs incurred during the thirteen weeks ended April 30, 2023. All expected costs related to this initiative were incurred by the end of 2023.

The pre-tax costs incurred in connection with the 2022 cost savings initiative were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Cumulative Costs Incurred
Tommy Hilfiger North America	$17.4
Tommy Hilfiger International	19.8
Calvin Klein North America	13.7
Calvin Klein International	14.3
Heritage Brands Wholesale	10.4
Corporate (1)	5.9
Total	$81.5

(1) Corporate expenses are not allocated to any reportable segment.

Please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/4/24	Costs Paid During the Thirteen Weeks Ended 5/5/24	Liability at 5/5/24
Severance, termination benefits and other employee costs	$20.4	$10.3	$10.1

15. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/5/24	4/30/23

Net income	$151.4	$136.0

Weighted average common shares outstanding for basic net income per common share	57.5	62.7
Weighted average impact of dilutive securities	0.9	0.8
Total shares for diluted net income per common share	58.4	63.5

Basic net income per common share	$2.63	$2.17

Diluted net income per common share	$2.59	$2.14

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended
(In millions)	5/5/24	4/30/23

Weighted average potentially dilutive securities	0.4	1.0

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of May 5, 2024 and April 30, 2023 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.3 million as of both May 5, 2024 and April 30, 2023. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

16. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as its reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; and (v) Heritage Brands Wholesale.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores and off-price retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear LLC affiliate relating to each affiliate’s Tommy Hilfiger business.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe, Asia and Australia, primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees; (ii) operating retail stores, concession locations and digital commerce sites in Europe, Asia and Australia, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad range of product categories outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in India relating to the affiliate’s Tommy Hilfiger business, and its unconsolidated affiliate in Brazil.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in the United States and Canada, primarily to warehouse clubs, department and specialty stores, and off-price retailers, as well as digital commerce sites operated by department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sells Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Calvin Klein brand names for a broad range of product categories in North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear LLC affiliate relating to each affiliate’s Calvin Klein business.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers primarily in North America of (i) women’s intimate apparel under the Warner’s, Olga and True&Co. brands until November 27, 2023, when the Company completed the Heritage Brands intimates transaction; (ii) men’s underwear under the Nike brand, which is licensed; and (iii) men’s dress shirts under the Van Heusen brand, which is licensed, as well as under various other licensed brand names. Please see Note 4, “Divestitures,” for further discussion of the Heritage Brands intimates transaction. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear LLC affiliate relating to each affiliate’s business under various owned and licensed brand names.

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/5/24	(1)	4/30/23	(1)
Revenue – Tommy Hilfiger North America
Net sales	$271.4		$266.7
Royalty revenue	20.7		20.3
Advertising and other revenue	4.6		4.5
Total	296.7		291.5

Revenue – Tommy Hilfiger International
Net sales	700.0		812.8
Royalty revenue	13.3		15.7
Advertising and other revenue	3.3		4.3
Total	716.6		832.8

Revenue – Calvin Klein North America
Net sales	239.7		227.7
Royalty revenue	35.7		35.7
Advertising and other revenue	9.9		10.9
Total	285.3		274.3

Revenue – Calvin Klein International
Net sales	587.4		598.3
Royalty revenue	11.4		12.8
Advertising and other revenue	2.7		2.3
Total	601.5		613.4

Revenue – Heritage Brands Wholesale
Net sales	51.7		145.6
Royalty revenue	0.1		0.2
Advertising and other revenue	—		0.1
Total	51.8		145.9

Total Revenue
Net sales	1,850.2		2,051.1
Royalty revenue	81.2		84.7
Advertising and other revenue	20.5		22.1
Total	$1,951.9		$2,157.9

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended
(In millions)	5/5/24	(1)	4/30/23	(1)
Wholesale net sales	$1,004.3		$1,214.3

Owned and operated retail stores	697.5		678.1
Owned and operated digital commerce sites	148.4		158.7
Retail net sales	845.9		836.8
Net sales	1,850.2		2,051.1
Royalty revenue	81.2		84.7
Advertising and other revenue	20.5		22.1
Total	$1,951.9		$2,157.9

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended
(In millions)	5/5/24	(1)	4/30/23	(1)
Income before interest and taxes – Tommy Hilfiger North America	$24.4		$2.3

Income before interest and taxes – Tommy Hilfiger International	76.4		126.3

Income before interest and taxes – Calvin Klein North America	36.6		2.2

Income before interest and taxes – Calvin Klein International	96.4		100.4

Income before interest and taxes – Heritage Brands Wholesale	16.3	(2)	15.0

Loss before interest and taxes – Corporate(3)	(45.0)		(47.4)
Income before interest and taxes	$205.1		$198.8

(1) Income before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2) Income before interest and taxes for the thirteen weeks ended May 5, 2024 included a gain of $10.0 million in connection with the Heritage Brands intimates transaction due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 4, “Divestitures,” for further discussion.

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

17. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issued in September 2022 an update to accounting guidance requiring disclosures that increase the transparency surrounding the use of supplier finance programs, including the key terms of the programs, and information about the obligations under these programs, including a rollforward of those obligations. The update does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of 2023 on a retrospective basis, except for the requirement to disclose rollforward information, which is effective for the Company in 2024 for annual disclosure on a prospective basis. The adoption did not have any impact on the Company’s consolidated financial statements as the guidance only pertains to financial statements footnote disclosures. Please see Note 18, “Other Comments,” for the Company’s disclosures pertaining to this update.

Accounting Guidance Issued But Not Adopted as of May 5, 2024

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

18. OTHER COMMENTS

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen weeks ended May 5, 2024 and April 30, 2023 totaled $76.5 million and $89.9 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $43.9 million, $41.1 million and $44.7 million as of May 5, 2024, February 4, 2024 and April 30, 2023, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $347.7 million, $423.4 million and $395.5 million of the Company’s payment obligations that were outstanding as of May 5, 2024, February 4, 2024 and April 30, 2023, respectively, to financial institutions and $449.1 million and $555.3 million had been settled through the program during the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.

Guarantees

The Company has guaranteed the payment of amounts on behalf of certain parties. There have been no significant changes to the amounts guaranteed by the Company from those discussed in Note 21, “Guarantees,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2024.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reportable segments into three main businesses: (i) Tommy Hilfiger, which consists of the businesses we operate under our TOMMY HILFIGER trademarks; (ii) Calvin Klein, which consists of the businesses we operate under our Calvin Klein trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under the Warner’s, Olga and True&Co. trademarks, which we owned until November 27, 2023, the Van Heusen and Nike trademarks, which we license for certain product categories, and other licensed trademarks. References to brand names are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

Our revenue was $9.2 billion in 2023, of which over 70% was generated outside of the United States. Our global iconic lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue.

In addition to the TOMMY HILFIGER and Calvin Klein brands, which are owned, we also license the Van Heusen, Nike and other brands for certain product categories.

PVH+ Plan

At our April 2022 Investor Day, we introduced the PVH+ Plan, our multi-year, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH one of the highest performing brand groups in our sector. Please refer to Item 1 of our Annual Report on Form 10-K for the year ended February 4, 2024 under the heading “Our Business Strategy” for a description of the plan.

RESULTS OF OPERATIONS

Inflationary pressures

Inflationary pressures negatively impacted our revenue and earnings in 2023 and have continued through the first quarter of 2024, although to a lesser extent than in 2023, including (i) increased labor and product costs for the first half of 2023 and (ii) a slowdown in consumer demand for apparel and related products, as consumers have reduced discretionary spend and certain wholesale customers have taken a more cautious approach, particularly in North America and, beginning in the second half of 2023, in Europe. We expect inflationary pressures to continue to negatively impact our revenue and earnings in 2024, although to a lesser extent than in 2023, as we benefit from the decline in raw material costs that began in the second half of 2023.

Israel-Hamas War, Red Sea Shipping Disruption and War in Ukraine

The Israel-Hamas war, which began in October 2023, did not have a material impact on our business in 2023 and is not expected to have a material impact on our business in 2024. Less than 1% of our revenue in 2024 is expected to be generated in Israel, and less than 2% of our revenue in 2024 is expected to be generated in the Middle East, including Israel.

The recent attacks on commercial shipping vessels in the Red Sea have led to disruption and instability in global supply chains, which have resulted in shipment delays that are impacting, and could continue to impact, our inventory and sales volume. Shipping delays have also resulted in, and may continue to result in, increased freight costs, for reasons including the need to rely on more expensive shipping routes and shipping methods (such as air freight). Such impacts did not have a material impact on our business in 2023 or in the first quarter of 2024, and are not expected to have a material impact on our revenue and net income for the remainder of 2024. We continue to monitor these delays and other potential disruptions in our supply chain and are implementing mitigation plans as needed.

The war in Ukraine, which began in February 2022, did not have a material impact on our business in 2023 and is not expected to have a material impact on our business in 2024. Less than 1% of our revenue in 2024 is expected to be generated in Ukraine and we exited from our Russia business in the second quarter of 2022.

Outlook Uncertainty

There continues to be uncertainty in the current macroeconomic environment due to the aforementioned items and foreign currency volatility. Our 2024 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2024 may be subject to significant material change as a result of these and other factors.

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

The following actions, transactions and events have impacted our results of operations and the comparability among the periods, including our full year 2024 expectations as compared to the full year 2023, as discussed below:

•We completed the sale of our Warner’s, Olga and True&Co. women’s intimates businesses, including net assets with a carrying value of $140 million, to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”) for net proceeds of $156 million. We utilized the net proceeds from the Heritage Brands intimates transaction to repurchase shares of our common stock during the fourth quarter of 2023. We recorded an aggregate net pre-tax gain of $13 million in the fourth quarter of 2023 in connection with the closing of the transaction, consisting of (i) a gain of $15 million, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell, partially offset by (ii) $2 million of pre-tax severance and other termination benefits associated with the transaction. We recorded an incremental gain of $10 million in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 4, “Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We announced in August 2022 plans to reduce people costs in our global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement (the “2022 cost savings initiative”), which has resulted in annual cost savings of over $100 million, net of continued strategic people investments. We recorded pre-tax costs of $20 million during 2022, consisting principally of severance related to initial actions taken under the plans. We recorded pre-tax costs of $61 million during 2023, consisting principally of severance related to additional actions taken under the plans in July and September 2023. All costs related to these actions were incurred by the end of 2023. Please see Note 14, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

We extended in 2022 most of our licensing agreements with G-III Apparel Group, Ltd. for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2027, the first of which occurred at the end of calendar 2023. Upon expiration, we intend to bring most of the licensed product categories in-house and directly operate these businesses. The expiration of these licenses and the transition of previously licensed product categories in-house is not expected to have a material impact on our revenue and net income in 2024.

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

We also have exposure to changes in foreign currency exchange rates related to our €1.125 billion aggregate principal amount of senior notes that are held in the United States. The strengthening of the United States dollar against the euro would require us to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments, whereas the weakening of the United States dollar against the euro would require us to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments. We designated the par value of these senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. In addition, we entered into multiple fixed-to-fixed cross-currency swap contracts in 2023, which, in aggregate, economically convert our $500 million principal amount of 4 5/8% senior notes due 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457.2 million. We also designated these cross-currency swap contracts as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings and cross-currency swaps at the end of each period is recorded in equity. Please see Note 9, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Due to the above seasonal factors, our results of operations for the thirteen weeks ended May 5, 2024 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended May 5, 2024 Compared With Thirteen Weeks Ended April 30, 2023

Total Revenue

Total revenue in the first quarter of 2024 was $1.952 billion as compared to $2.158 billion in the first quarter of the prior year. The decrease in revenue of $206 million, or 10%, included (i) a 3% decline related to the Heritage Brands intimates transaction and (ii) a 1% negative impact of foreign currency translation, and included the following:

•The net reduction of an aggregate $111 million of revenue, or a 10% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $8 million, or 1%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 14% (including a 1% negative foreign currency impact) driven by a revenue decline in Europe, including a planned strategic reduction to drive overall higher quality of sales in the region and an overall decline in sales to wholesalers as they continue to take a cautious approach, which weighed more heavily on Tommy Hilfiger revenue given the size of the business in Europe. Revenue in our Tommy Hilfiger North America segment increased 2%.

•The net reduction of an aggregate $1 million of revenue, or relatively flat compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $11 million, or 1%, related to foreign currency translation. Calvin Klein International segment revenue decreased 2% (including a 2% negative foreign currency impact). Revenue in our Calvin Klein North America segment increased 4%.

•The reduction of $94 million of revenue, or a 65% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment, which includes a 47% decline resulting from the Heritage Brands intimates transaction.

Our revenue through our direct-to-consumer distribution channel in the first quarter of 2024 increased 1% compared to the prior year period, including a 2% negative foreign currency impact. Revenue in our owned and operated stores increased 3% compared to the prior year period, including a 2% negative foreign currency impact, while sales through our directly operated digital commerce businesses decreased 6%, including a 2% negative foreign currency impact. Our revenue through our wholesale distribution channel decreased 17% in the first quarter of 2024, primarily due to a 6% decline resulting from the Heritage Brands intimates transaction and a planned strategic reduction in revenue in Europe to drive overall higher quality of sales in the region. In addition, wholesalers continue to take a cautious approach, particularly in Europe. The impact of foreign currency translation on our wholesale distribution channel revenue was not significant.

We currently expect revenue for the full year 2024 to decrease approximately 6% to 7% compared to 2023, primarily due to (i) an expected revenue decline in the Tommy Hilfiger International segment driven by our European wholesale business, (ii) a 2% decline related to the Heritage Brands intimates transaction and (iii) a 1% decline related to the 53rd week in 2023. The impact of foreign currency translation on our revenue in 2024 is not expected to be significant.

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

Gross profit in the first quarter of 2024 was $1.199 billion, or 61.4% of total revenue, as compared to $1.250 billion, or 57.9% of total revenue, in the first quarter of the prior year. The 350 basis point increase was primarily driven by (i) lower product costs compared to the prior year period, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margins, (iii) a reduction in sales to lower margin wholesale accounts primarily in Europe and (iv) the impact of the reduction in revenue as a result of the Heritage Brands intimates transaction, as the revenue from the Heritage Brands intimates business carried lower gross margins.

We currently expect that gross margin for the full year 2024 will increase by approximately 200 basis points as compared to 2023. Our expectation for 2024 includes increases primarily as a result of (i) lower product costs as compared to 2023, (ii) the above-mentioned change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023, (iii) the above-mentioned reduction in revenue as a result of the Heritage Brands intimates transaction and (iv) more full price selling.

SG&A Expenses

SG&A expenses in the first quarter of 2024 were $1.017 billion, or 52.1% of total revenue, as compared to $1.064 billion, or 49.3% of total revenue, in the first quarter of the prior year. The 280 basis point increase was primarily driven by (i) the impact of the change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue and (ii) the impact from the deleveraging of expenses resulting from the decline in revenue in the first quarter of 2024. These increases were partly offset by the favorable impact of (i) the 2022 costs savings initiative and (ii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

We currently expect that SG&A expenses as a percentage of revenue for the full year 2024 will increase approximately 140 basis points as compared to 2023. Our expectation for 2024 includes an increase primarily as a result of (i) the above-mentioned change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023 and (ii) the impact from the deleveraging of expenses resulting from the expected decline in revenue in 2024. These increases are expected to be partially offset by (i) the favorable impact of the 2022 cost savings initiative and (ii) cost efficiencies across the business as we continue to take a disciplined approach to managing expenses.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the first quarter of 2024 was approximately $500,000 as compared to $1 million in the first quarter of the prior year. Please see Note 6, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for the full year 2024 will be immaterial. However, our expectation of 2024 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2024. We may record a significant actuarial gain or loss in 2024 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2024 non-service related pension and postretirement income may be significantly different than our projections.

Other Gain

We recorded a gain of $10 million in the first quarter of 2024 in connection with the Heritage Brands intimates transaction, due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 4, “Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $13 million in the first quarter of 2024 as compared to $12 million in the first quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and certain licensed and formerly PVH-owned trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed and formerly PVH-owned trademarks in the United States and Canada. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2024 will be relatively flat as compared to 2023.

Interest Expense, Net

Interest expense, net decreased to $18 million in the first quarter of 2024 from $22 million in the first quarter of the prior year.

Interest expense, net for the full year 2024 is currently expected to be approximately $75 million compared to $88 million in 2023 primarily due to (i) the impact of the repayment of the $100 million 7 3/4% debentures in November 2023 and (ii) an increase in interest income as compared to the prior year period.

Income Taxes

The effective income tax rate for the first quarter of 2024 was 19.2% compared to 23.1% in the first quarter of the prior year. The decrease in the effective income tax rate was primarily due to the favorable resolution of uncertain tax positions and changes in the jurisdictional mix of earnings.

We currently expect that our effective income tax rate for the full year 2024 will be approximately 20%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at May 5, 2024 was $376 million, a decrease of $331 million from $708 million at February 4, 2024. The change in cash and cash equivalents included the impact of (i) $202 million of completed common stock repurchases under the stock repurchase program, (ii) $553 million of net proceeds from the issuance of €525 million principal amount of 4 1/8% senior notes due 2029 and (iii) the $562 million redemption of €525 million principal amount of 3 5/8% senior notes due 2024. We ended the first quarter of 2024 with approximately $1.4 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2024 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities of approximately $12 million, subject to exchange rate fluctuations, (ii) expected common stock repurchases under the stock repurchase program of approximately $400 million and (iii) expected capital expenditures of approximately $275 million.

As of May 5, 2024, $275 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions in which we would expect to incur material tax costs upon distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash used by operating activities was $67 million in the first quarter of 2024, relatively flat compared to $75 million in the first quarter of 2023.

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

Investments in Unconsolidated Affiliates

We received dividends of $35 million and $15 million from our investments in unconsolidated affiliates during the first quarters of 2024 and 2023, respectively. These dividends are included in our net cash used by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Heritage Brands Intimates Transaction

We completed the sale of our Warner’s, Olga and True&Co. women’s intimates businesses to Basic Resources on November 27, 2023 for net proceeds of $156 million, which we received in the fourth quarter of 2023. Due to the accelerated realization of the earnout provided for in the agreement with Basic Resources that occurred during the first quarter of 2024, we will receive additional proceeds of $10 million, which will be paid to us in installments during the remainder of 2024 and the first quarter of

2025. Please see Note 4, “Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the first quarter of 2024 were $39 million compared to $58 million in the first quarter of 2023. We currently expect that capital expenditures for the full year 2024 will be approximately $275 million as compared to $245 million in 2023 and will primarily consist of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America.

Dividends

Cash dividends paid on our common stock totaled $2 million in each of the first quarters of 2024 and 2023.

Additionally, we declared a $0.0375 per share dividend on our common stock in the first quarter of 2024 to be paid in the second quarter of 2024. We currently project that cash dividends paid on our common stock in 2024 will be approximately $9 million based on our current dividend rate, the number of shares of our common stock outstanding as of May 5, 2024, our estimate of stock to be issued during 2024 under our stock incentive plan and our estimate of stock repurchases for the remainder of 2024.

Acquisition of Treasury Shares

The Board of Directors has authorized over time beginning in 2015 an aggregate $5 billion stock repurchase program, which includes a $2 billion increase in the authorization and an extension through July 30, 2028 approved on March 27, 2024. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During the first quarter of 2024, we purchased 1.8 million shares of our common stock under the program in open market transactions for $200 million, excluding excise taxes of $2 million. We did not purchase any of our common stock under the program during the first quarter of 2023. Purchases of $2 million that were accrued for in the Consolidated Balance Sheet as of February 4, 2024 were paid in the first quarter of 2024. As of May 5, 2024, the repurchased shares were held as treasury stock and $2.074 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

We currently expect common stock repurchases under the stock repurchase program of approximately $400 million for the full year 2024.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	5/5/24	2/4/24	4/30/23
Short-term borrowings	$—	$—	$17
Current portion of long-term debt	12	578	112
Finance lease obligations	9	10	13
Long-term debt	2,146	1,592	2,193
Stockholders’ equity	5,059	5,119	5,126

In addition, we had $376 million, $708 million and $374 million of cash and cash equivalents as of May 5, 2024, February 4, 2024 and April 30, 2023, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of May 5, 2024.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $193 million based on exchange rates in effect on May 5, 2024 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of May 5, 2024.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of May 5, 2024.

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $1 million in each of the first quarters of 2024 and 2023.

2022 Senior Unsecured Credit Facilities

On December 9, 2022, we entered into senior unsecured credit facilities (the “2022 facilities”). The 2022 facilities consist of (a) a €441 million euro-denominated Term Loan A facility (the “Euro TLA facility”), (b) a $1.150 billion United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in (i) United States dollars, (ii) Australian dollars (limited to A$50 million), (iii) Canadian dollars (limited to C$70 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250 million), and (c) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars (together with the multicurrency revolving credit facility, the “revolving credit facilities”). The 2022 facilities are due on December 9, 2027.

We made payments of $3 million on our term loan under the 2022 facilities in each of the first quarters of 2024 and 2023.

3 5/8% Euro Senior Notes Due 2024

We had outstanding €525 million principal amount of 3 5/8% senior notes due July 15, 2024. We redeemed these notes on April 25, 2024 utilizing the net proceeds from the issuance of the €525 million principal amount of 4 1/8% senior notes due July 16, 2029 together with other available funds, as discussed below.

4 1/8% Euro Senior Notes Due 2029

We issued on April 15, 2024 €525 million principal amount of 4 1/8% senior notes due July 16, 2029. We incurred €5.4 million ($5.7 million based on exchange rates in effect on the payment date) of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

We intend to allocate an amount equal to the net proceeds of the offering to finance or refinance new or existing environmental Eligible Projects focused mainly on sustainable materials, and packaging and circularity, as defined in our prospectus. Pending allocation to Eligible Projects, we utilized the net proceeds of the offering, together with other available funds, to redeem the €525 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

We may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of May 5, 2024, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of May 5, 2024, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a positive outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments for the remainder of 2024 through 2029.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2024 for further discussion of our debt.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2024. During the first quarter of 2024, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 4, 2024.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 5, 2024 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 5, 2024. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at May 5, 2024, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.4 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of May 5, 2024, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million, annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Over 70% of our $9.2 billion of revenue in 2023 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

During the thirteen weeks ended May 5, 2024, we recognized unfavorable foreign currency translation adjustments of $15 million within other comprehensive (loss) income principally driven by a slight strengthening of the United States dollar against the euro since February 4, 2024. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 40% of our $5.4 billion total goodwill and other intangible assets as of May 5, 2024. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward contracts outstanding at May 5, 2024, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $105 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we use both non-derivative instruments (the par value of certain of our foreign-denominated debt) and derivative instruments (cross-currency swap contracts), which we designate as net investment hedges. We designated the par value of our €1.125 billion aggregate principal amount of senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. In addition, we entered into multiple receive fixed-rate United States dollar-denominated interest and pay fixed-rate euro-denominated interest cross-currency swap contracts in 2023, which we also designated as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. Please see Note 9, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

We are currently undertaking a major multi-year SAP S/4 implementation to upgrade our platforms and systems worldwide. The implementation is occurring in phases over multiple years. During the period from 2020 to 2023, we successfully launched the Global Finance functionality on the SAP S/4 platform in Asia and North America and the commercial functionality on the SAP S/4 platform for certain businesses in North America and Asia.

As a result of this multi-year implementation, we have made certain changes to our processes and procedures, including as a result of the functionality launched to date, which have resulted in changes to our internal control over financial reporting. However, these changes were not material. We expect to continue to make changes as we launch the commercial functionality for additional businesses in future periods. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting for material changes as processes and procedures in the affected areas evolve. For a discussion of risks related to the implementation of new systems and hardware, please see our Information Technology risk factor “We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 4, 2024.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to certain litigations which, in management’s judgment based, in part, on the opinion of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 4, 2024 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of May 5, 2024.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)(3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
February 5, 2024 -
March 3, 2024	247	$117.28	—	$273,668,738
March 4, 2024 -
April 7, 2024	2,960	138.62	—	2,273,668,738
April 8, 2024 -
May 5, 2024	1,939,517	109.04	1,833,817	2,073,669,360
Total	1,942,724	$109.09	1,833,817	$2,073,669,360

(1) The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $5.0 billion stock repurchase program, which includes a $2.0 billion increase in the authorization and an extension through July 30, 2028 approved on March 27, 2024. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. Excise taxes do not reduce the authorized amount remaining under this program.

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2024 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

(3) Average price paid per share (or unit) excludes excise taxes.

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended May 5, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.6
Indenture, dated as of April 15, 2024, between PVH Corp. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on April 15, 2024).

4.7
Supplemental Indenture No. 1, dated as of April 15, 2024, between PVH Corp. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 15, 2024) and Form of 4.125% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 and Annex 1 to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 15, 2024).

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

PVH CORP.
Registrant

Dated:	June 12, 2024	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President and Controller (Principal Accounting Officer)