Form 10-Q
period 2024-08-04
PVH CORP. /DE/
filed 2024-09-09
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	August 4, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of August 30, 2024 was 55,814,098.

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

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 30,	August 4,	July 30,
	2024	2023	2024	2023
Net sales	$1,965.1	$2,105.2	$3,815.3	$4,156.3
Royalty revenue	87.7	80.1	168.9	164.8
Advertising and other revenue	21.5	21.7	42.0	43.8
Total revenue	2,074.3	2,207.0	4,026.2	4,364.9
Cost of goods sold (exclusive of depreciation and amortization)	828.4	934.7	1,581.6	1,842.3
Gross profit	1,245.9	1,272.3	2,444.6	2,522.6
Selling, general and administrative expenses	1,083.3	1,138.5	2,100.6	2,202.5
Non-service related pension and postretirement income	0.4	0.3	0.9	0.9
Other gain	—	—	10.0	—
Equity in net income of unconsolidated affiliates	10.9	9.2	24.1	21.1
Income before interest and taxes	173.9	143.3	379.0	342.1
Interest expense	22.8	25.9	46.1	51.2
Interest income	3.7	2.3	9.3	5.6
Income before taxes	154.8	119.7	342.2	296.5
Income tax (benefit) expense	(3.2)	25.5	32.8	66.3
Net income	$158.0	$94.2	$309.4	$230.2
Basic net income per common share	$2.83	$1.52	$5.46	$3.69
Diluted net income per common share	$2.80	$1.50	$5.39	$3.65

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 30,	August 4,	July 30,
	2024	2023	2024	2023

Net income	$158.0	$94.2	$309.4	$230.2
Other comprehensive income (loss):
Foreign currency translation adjustments	12.7	21.1	(2.1)	4.4
Net unrealized and realized (loss) gain related to effective cash flow hedges, net of tax benefit of $2.6, $0.1, $2.3, and $0.5	(7.2)	0.3	(5.8)	(1.7)
Net loss on net investment hedges, net of tax benefit of $5.3, $1.0, $ 4.4, and $4.2	(16.1)	(2.9)	(13.3)	(12.7)
Total other comprehensive (loss) income	(10.6)	18.5	(21.2)	(10.0)
Comprehensive income	$147.4	$112.7	$288.2	$220.2

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	August 4,	February 4,	July 30,
	2024	2024	2023
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$610.0	$707.6	$372.8
Trade receivables, net of allowances for credit losses of $43.2, $41.1 and $42.0	889.7	793.3	889.2
Other receivables	17.2	13.9	20.8
Inventories, net	1,582.8	1,419.7	1,795.5
Prepaid expenses	234.6	237.7	256.0
Other	80.1	87.5	79.8
Total Current Assets	3,414.4	3,259.7	3,414.1
Property, Plant and Equipment, net	806.9	862.6	876.0
Operating Lease Right-of-Use Assets	1,224.0	1,213.8	1,291.2
Goodwill	2,333.9	2,322.1	2,354.7
Tradenames	2,608.9	2,599.1	2,713.1
Other Intangibles, net	481.7	498.3	518.7
Other Assets, including deferred taxes of $28.7, $33.8 and $24.1	367.9	417.3	374.6
Total Assets	$11,237.7	$11,172.9	$11,542.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,200.9	$1,073.4	$1,242.9
Accrued expenses	676.2	776.2	773.6
Deferred revenue	61.0	55.5	74.4
Current portion of operating lease liabilities	302.8	288.9	328.6
Short-term borrowings	8.4	—	15.2
Current portion of long-term debt	510.8	577.5	688.9
Total Current Liabilities	2,760.1	2,771.5	3,123.6
Long-Term Portion of Operating Lease Liabilities	1,069.1	1,075.8	1,136.9
Long-Term Debt	1,668.2	1,591.7	1,619.6
Other Liabilities, including deferred taxes of $328.5, $346.1 and $321.3	548.5	615.0	624.7
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 89,045,598; 88,567,275 and 88,161,386 shares issued	89.0	88.6	88.2
Additional paid-in capital - common stock	3,347.1	3,313.3	3,271.4
Retained earnings	5,712.4	5,407.3	4,978.5
Accumulated other comprehensive loss	(774.8)	(753.6)	(723.1)
Less: 33,150,579; 30,934,587 and 27,481,695 shares of common stock held in treasury, at cost	(3,181.9)	(2,936.7)	(2,577.4)
Total Stockholders’ Equity	5,191.8	5,118.9	5,037.6
Total Liabilities and Stockholders’ Equity	$11,237.7	$11,172.9	$11,542.4

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Twenty-Six Weeks Ended
	August 4,	July 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$309.4	$230.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	141.9	147.8
Equity in net income of unconsolidated affiliates	(24.1)	(21.1)
Deferred taxes	(7.3)	(22.1)
Stock-based compensation expense	26.9	27.4
Other gain	(10.0)	—
Changes in operating assets and liabilities:
Trade receivables, net	(91.4)	36.2
Other receivables	3.5	0.9
Inventories, net	(155.3)	1.2
Accounts payable, accrued expenses and deferred revenue	37.5	(153.0)
Prepaid expenses	4.0	(45.9)
Other, net	(9.4)	(5.4)
Net cash provided by operating activities	225.7	196.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(75.4)	(115.9)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	2.5	—
Purchases of investments held in rabbi trust	(3.0)	(2.4)
Proceeds from investments held in rabbi trust	0.4	0.9
Proceeds from cross-currency swap contracts (net investment hedges)	3.5	—
Net cash used by investing activities	(72.0)	(117.4)
FINANCING ACTIVITIES
Net proceeds from (payments on) short-term borrowings	8.3	(28.8)
Repayment of 2022 facilities	(5.9)	(6.0)
Net proceeds from settlement of awards under stock plans	7.3	0.1
Proceeds from 4 1/8% senior notes, net of related fees	553.1	—
Redemption of 3 5/8% senior notes	(561.7)	—
Cash dividends	(4.3)	(4.8)
Acquisition of treasury shares	(245.4)	(214.2)
Payments of finance lease liabilities	(2.2)	(2.5)
Net cash used by financing activities	(250.8)	(256.2)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.5)
Decrease in cash and cash equivalents	(97.6)	(177.9)
Cash and cash equivalents at beginning of period	707.6	550.7
Cash and cash equivalents at end of period	$610.0	$372.8

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

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Unaudited
(In millions, except share and per share data)

	Twenty-Six Weeks Ended August 4, 2024
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 4, 2024	$—	88,567,275	$88.6	$3,313.3	$5,407.3	$(753.6)	$(2,936.7)	$5,118.9
Net income					151.4			151.4
Foreign currency translation adjustments						(14.8)		(14.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.3						1.4		1.4
Net gain on net investment hedges, net of tax expense of $0.9						2.8		2.8
Comprehensive income								140.8
Settlement of awards under stock plans		337,076	0.3	6.7				7.0
Stock-based compensation expense				10.5				10.5
Dividends declared ($0.075 per common share)					(4.3)			(4.3)
Acquisition of 1,942,724 treasury shares, including excise taxes of $1.7							(213.7)	(213.7)
May 5, 2024	$—	88,904,351	$88.9	$3,330.5	$5,554.4	$(764.2)	$(3,150.4)	$5,059.2
Net income					158.0			158.0
Foreign currency translation adjustments						12.7		12.7
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $2.6						(7.2)		(7.2)
Net loss on net investment hedges, net of tax benefit of $5.3						(16.1)		(16.1)
Comprehensive income								147.4
Settlement of awards under stock plans		141,247	0.1	0.2				0.3
Stock-based compensation expense				16.4				16.4
Acquisition of 273,268 treasury shares, including excise taxes of $0.2							(31.5)	(31.5)
August 4, 2024	$—	89,045,598	$89.0	$3,347.1	$5,712.4	$(774.8)	$(3,181.9)	$5,191.8

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER and Calvin Klein, which are owned, and Van Heusen, Nike and other brands, which the Company licenses for certain product categories. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in certain territories. The Company completed the sale of its women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”).

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

The results of operations for the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

There continues to be uncertainty in the current macroeconomic environment due to inflationary pressures globally, the Israel-Hamas war, the attacks on commercial shipping vessels in the Red Sea and the war in Ukraine. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

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

The recent attacks on commercial shipping vessels in the Red Sea have led to disruption and instability in global supply chains, which have resulted in shipment delays that are impacting, and could continue to impact, the Company’s inventory and sales volume. Shipping delays have also resulted in, and may continue to result in, increased freight costs, for reasons including the need to rely on more expensive shipping routes and shipping methods (such as air freight). Such impacts did not have a material impact on the Company’s business in 2023 or in the first half of 2024, and are not expected to have a material impact on the Company’s business for the remainder of 2024.

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
Performance Obligations Under License Agreements
As of August 4, 2024, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $696.9 million, of which the Company expects to recognize $140.5 million as revenue during the remainder of 2024, $231.2 million in 2025 and $325.2 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the twenty-six weeks ended August 4, 2024 and July 30, 2023 were as follows:

	Twenty-Six Weeks Ended
(In millions)	8/4/24	7/30/23
Deferred revenue balance at beginning of period	$55.5	$54.3
Net additions to deferred revenue during the period	52.3	62.4
Reductions in deferred revenue for revenue recognized during the period (1)	(46.8)	(42.3)
Deferred revenue balance at end of period	$61.0	$74.4

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $6.8 million and $2.8 million of revenue recognized during the thirteen weeks ended August 4, 2024 and July 30, 2023, respectively.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $8.1 million, $9.4 million and $10.8 million as of August 4, 2024, February 4, 2024 and July 30, 2023, respectively.

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

4. DIVESTITURES

Sale of Warner’s, Olga and True&Co. Women’s Intimates Businesses

The Company entered into a definitive agreement on November 10, 2023 to sell its women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources for $160.0 million in cash and completed the sale on

November 27, 2023 for net proceeds of $155.6 million, after transaction costs. The carrying value of the net assets sold on the closing date was $140.3 million, which consisted of $44.5 million of inventory and $95.8 million of tradenames.

In connection with the closing of the transaction, the Company recorded a gain of $15.3 million in the fourth quarter of 2023, which represented the excess of the amount of consideration received over the net carrying value of the assets, less costs to sell. An incremental gain of $10.0 million was recorded in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources, which is being paid in installments to the Company through the first quarter of 2025. The Company received $2.5 million of the earnout during the second quarter of 2024. These gains were recorded in other gain in the Company’s Consolidated Statements of Operations for the respective period and included in the Heritage Brands Wholesale segment.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the twenty-six weeks ended August 4, 2024, by segment (please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of February 4, 2024
Goodwill, gross	$781.8	$877.4	$203.0	$1,558.3	$3,420.5
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(1,098.4)
Goodwill, net	331.9	406.1	25.8	1,558.3	2,322.1
Currency translation	—	(1.8)	—	13.6	11.8
Balance as of August 4, 2024
Goodwill, gross	781.8	875.6	203.0	1,571.9	3,432.3
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(1,098.4)
Goodwill, net	$331.9	$404.3	$25.8	$1,571.9	$2,333.9

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

There have been no significant events or changes in circumstances during the twenty-six weeks ended August 4, 2024 that would indicate the remaining carrying amount of the Company’s goodwill and other intangible assets may be impaired as of August 4, 2024.

6. RETIREMENT AND BENEFIT PLANS

The Company, as of August 4, 2024, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation, subject to the change made in the fourth quarter of 2023 as discussed below, and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/4/24	7/30/23	8/4/24	7/30/23

Service cost	$3.2	$5.8	$6.9	$10.8
Interest cost	7.1	7.4	14.3	14.6
Expected return on plan assets	(8.1)	(8.4)	(16.4)	(16.9)
Total	$2.2	$4.8	$4.8	$8.5

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/4/24	7/30/23	8/4/24	7/30/23

Service cost	$0.3	$0.4	$0.5	$0.8
Interest cost	0.6	0.7	1.2	1.4
Total	$0.9	$1.1	$1.7	$2.2

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023.

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

7. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of August 4, 2024.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $195.4 million based on exchange rates in effect on August 4, 2024 and are utilized primarily to fund working capital needs. The Company had $8.4 million outstanding under these facilities as of August 4, 2024. The weighted average interest rate on funds borrowed as of August 4, 2024 was 3.36%.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of August 4, 2024.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	8/4/24	2/4/24	7/30/23

Senior unsecured Term Loan A facility due 2027 (1)	$461.2	$461.6	$477.3
7 3/4% debentures due 2023	—	—	100.0
3 5/8% senior unsecured euro notes due 2024 (1)	—	565.7	576.8
4 5/8% senior unsecured notes due 2025	498.8	498.2	497.6
3 1/8% senior unsecured euro notes due 2027 (1)	651.5	643.7	656.8
4 1/8% senior unsecured euro notes due 2029 (1)	567.5	—	—
Total	2,179.0	2,169.2	2,308.5
Less: Current portion of long-term debt	510.8	577.5	688.9
Long-term debt	$1,668.2	$1,591.7	$1,619.6

(1) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of August 4, 2024, February 4, 2024 and July 30, 2023.

The Company’s mandatory long-term debt repayments for the remainder of 2024 through 2029 were as follows as of August 4, 2024:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2024	$6.0
2025	512.0
2026	12.0
2027	1,087.3
2028	—
2029	572.8

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2024 through 2029 exceed the total carrying amount of the Company’s debt as of August 4, 2024 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of August 4, 2024, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company made payments totaling $5.9 million and $6.0 million on its term loan under the 2022 facilities during the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.

The current applicable margin with respect to the Euro TLA facility as of August 4, 2024 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of August 4, 2024 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate (“EURIBOR”) or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

4 1/8% Euro Senior Notes Due 2029

The Company issued on April 15, 2024 €525.0 million principal amount of 4 1/8% senior notes due July 16, 2029. The Company paid €5.4 million ($5.7 million based on exchange rates in effect on the payment date) of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

The Company intends to allocate an amount equal to the net proceeds of the offering to finance or refinance new or existing environmental Eligible Projects focused mainly on sustainable materials and packaging and circularity, as defined in the Company’s prospectus. Pending allocation to Eligible Projects, the Company utilized the net proceeds of the offering, together with other available funds, to redeem the €525.0 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of August 4, 2024, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit and bank guarantees primarily to collateralize the Company’s insurance and lease obligations. The Company had $85.2 million of these standby letters of credit and bank guarantees outstanding as of August 4, 2024.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2024 for further discussion of the Company’s debt.

8. INCOME TAXES

The effective income tax rates for the thirteen weeks ended August 4, 2024 and July 30, 2023 were (2.1)% and 21.3%, respectively. The effective income tax rates for the twenty-six weeks ended August 4, 2024 and July 30, 2023 were 9.6% and 22.4%, respectively.

The effective income tax rates for the thirteen and twenty-six weeks ended August 4, 2024 were lower than the prior year periods primarily due to a favorable change in the Company’s uncertain tax positions resulting in a benefit to the Company’s 2024 effective income tax rate of 21.2% and 9.6% in the thirteen and twenty-six week periods, respectively, from the settlement of a multi-year audit in an international jurisdiction.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with inventory purchases made by its foreign subsidiaries in a currency other than their functional currency. The Company uses foreign currency forward contracts to hedge against a portion of this exposure.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,234.0 million and $1,218.9 million, respectively, as of August 4, 2024, $1,201.6 million and $1,209.4 million, respectively, as of February 4, 2024 and $1,199.1 million and $1,233.6 million, respectively, as of July 30, 2023. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	8/4/24		2/4/24		7/30/23		8/4/24		2/4/24		7/30/23
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$7.4	$0.2	$13.2	$0.5	$6.7	$—	$1.9	$0.4	$2.4	$0.4	$21.8	$1.4
Cross-currency swap contracts (net investment hedges)	1.1	—	6.4	—	—	—	—	—	—	1.3	—	—
Undesignated contracts:
Foreign currency forward contracts	1.0	—	1.9	—	0.2	—	4.6	—	1.1	—	4.3	—
Total	$9.5	$0.2	$21.5	$0.5	$6.9	$—	$6.5	$0.4	$3.5	$1.7	$26.1	$1.4

The notional amount outstanding of foreign currency forward contracts was $1,345.5 million at August 4, 2024. Such contracts expire principally between August 2024 and January 2026.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income

(In millions)

Thirteen Weeks Ended	8/4/24	7/30/23
Foreign currency forward contracts (inventory purchases)	$(3.5)	$5.6
Foreign currency borrowings (net investment hedges)	(16.8)	(3.9)
Cross-currency swap contracts (net investment hedges)	(2.8)	—
Total	$(23.1)	$1.7

Twenty-Six Weeks Ended	8/4/24	7/30/23
Foreign currency forward contracts (inventory purchases)	$3.9	$8.0
Foreign currency borrowings (net investment hedges)	(13.7)	(16.9)
Cross-currency swap contracts (net investment hedges)	(0.5)	—
Total	$(10.3)	$(8.9)

	Amount of Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	8/4/24	7/30/23		8/4/24	7/30/23
Foreign currency forward contracts (inventory purchases)	$6.3	$5.4	Cost of goods sold	$828.4	$934.7
Cross-currency swap contracts (net investment hedges)	1.8	—	Interest expense	22.8	25.9
Total	$8.1	$5.4

Twenty-Six Weeks Ended	8/4/24	7/30/23		8/4/24	7/30/23
Foreign currency forward contracts (inventory purchases)	$12.0	$10.2	Cost of goods sold	$1,581.6	$1,842.3
Cross-currency swap contracts (net investment hedges)	3.5	—	Interest expense	46.1	51.2
Total	$15.5	$10.2

A net gain in AOCL on foreign currency forward contracts at August 4, 2024 of $12.6 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for the effective portion of the Company’s net investment hedges, including amounts associated with the 3 5/8% senior notes redeemed in April 2024, would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Loss Recognized in SG&A Expenses
Thirteen Weeks Ended	8/4/24	7/30/23
Foreign currency forward contracts (1)	$(3.6)	$(1.8)

Twenty-Six Weeks Ended	8/4/24	7/30/23
Foreign currency forward contracts (1)	$(2.2)	$(2.8)

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of August 4, 2024.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	8/4/24				2/4/24				7/30/23
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$8.6	N/A	$8.6	N/A	$15.6	N/A	$15.6	N/A	$6.9	N/A	$6.9
Cross-currency swap contracts (net investment hedges)	N/A	1.1	N/A	1.1	N/A	6.4	N/A	6.4	N/A	N/A	N/A	N/A
Rabbi trust assets	13.2	N/A	N/A	13.2	9.9	N/A	N/A	9.9	9.4	N/A	N/A	9.4
Total Assets	$13.2	$9.7	N/A	$22.9	$9.9	$22.0	N/A	$31.9	$9.4	$6.9	N/A	$16.3

Liabilities:
Foreign currency forward contracts	N/A	$6.9	N/A	$6.9	N/A	$3.9	N/A	$3.9	N/A	$27.5	N/A	$27.5
Cross-currency swap contracts (net investment hedges)	N/A	—	N/A	—	N/A	1.3	N/A	1.3	N/A	N/A	N/A	N/A
Total Liabilities	N/A	$6.9	N/A	$6.9	N/A	$5.2	N/A	$5.2	N/A	$27.5	N/A	$27.5

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

	8/4/24		2/4/24		7/30/23
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$1.2	$12.0	$0.8	$9.1	$1.5	$7.9

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains recognized on the rabbi trust investments were immaterial during the twenty-six weeks ended August 4, 2024 and July 30, 2023.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, property, plant and equipment, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value. There were no impairments recorded during the twenty-six weeks ended August 4, 2024 and July 30, 2023.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	8/4/24		2/4/24		7/30/23
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$610.0	$610.0	$707.6	$707.6	$372.8	$372.8
Short-term borrowings	8.4	8.4	—	—	15.2	15.2
Long-term debt (including portion classified as current)	2,179.0	2,191.2	2,169.2	2,159.5	2,308.5	2,262.2

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

Net income for the twenty-six weeks ended August 4, 2024 and July 30, 2023 included $26.9 million and $27.4 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $3.3 million and $3.4 million, respectively.

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the twenty-six weeks ended August 4, 2024 and the resulting weighted average grant date fair value per stock option:

8/4/24
Weighted average risk-free interest rate	4.33%
Weighted average expected stock option term (in years)	6.25
Weighted average Company volatility	53.32%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per stock option	$60.96

Stock option activity for the twenty-six weeks ended August 4, 2024 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 4, 2024	513	$94.05
Granted	58	109.75
Exercised	60	121.28
Forfeited / Expired	4	124.53
Outstanding at August 4, 2024	507	$92.37

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the twenty-six weeks ended August 4, 2024 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 4, 2024	1,175	$80.79
Granted	494	109.66
Vested	370	81.54
Forfeited	90	86.21
Non-vested at August 4, 2024	1,209	$91.95

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the twenty-six weeks ended August 4, 2024 and the resulting weighted average grant date fair value:

8/4/24
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

Total PSU activity for the twenty-six weeks ended August 4, 2024 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 4, 2024	236	$102.29
Granted	127	122.76
Reduction due to market conditions achieved below target	1	157.70
Vested	55	124.12
Forfeited	—	—
Non-vested at August 4, 2024	307	$106.68

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the twenty-six weeks ended August 4, 2024 and July 30, 2023:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 4, 2024	$(768.7)		$15.1	$(753.6)
Other comprehensive (loss) income before reclassifications	(12.8)	(1)	2.9	(9.9)
Less: Amounts reclassified from AOCL	2.6		8.7	11.3
Other comprehensive loss	(15.4)		(5.8)	(21.2)
Balance, August 4, 2024	$(784.1)		$9.3	$(774.8)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 29, 2023	$(710.1)		$(3.0)	$(713.1)
Other comprehensive (loss) income before reclassifications	(8.3)	(1)	5.5	(2.8)
Less: Amounts reclassified from AOCL	—		7.2	7.2
Other comprehensive loss	(8.3)		(1.7)	(10.0)
Balance, July 30, 2023	$(718.4)		$(4.7)	$(723.1)

(1) Foreign currency translation adjustments included a net loss on net investment hedges of $10.7 million and $12.7 million during the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.

The following table presents reclassifications from AOCL to earnings for the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/4/24	7/30/23	8/4/24	7/30/23
Realized gain on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$6.3	$5.4	$12.0	$10.2	Cost of goods sold
Less: Tax effect	1.7	1.6	3.3	3.0	Income tax (benefit) expense
Total, net of tax	$4.6	$3.8	$8.7	$7.2

Foreign currency translation adjustments:
Cross-currency swap contracts (net investment hedges)	$1.8	$—	$3.5	$—	Interest expense
Less: Tax effect	0.5	—	0.9	—	Income tax (benefit) expense
Total, net of tax	$1.3	$—	$2.6	$—

13. STOCKHOLDERS’ EQUITY

The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $5.0 billion stock repurchase program through July 30, 2028. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program at any time, without prior notice. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During the twenty-six weeks ended August 4, 2024 and July 30, 2023, the Company purchased 2.1 million shares and 2.4 million shares, respectively, of its common stock under the program in open market transactions for $225.2 million (excluding excise taxes of $1.9 million) and $200.2 million (excluding excise taxes of $1.7 million), respectively. As of August 4, 2024, the repurchased shares were held as treasury stock and $2.048 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

14. EXIT ACTIVITY COSTS

Growth Driver 5 Actions

In line with the fifth growth driver of the PVH+ Plan - drive efficiencies and invest in growth - the Company embarked on a multi-year initiative to simplify its operating model by centralizing certain processes and improving systems and automation to drive more efficient and cost-effective ways of working across the organization, through four main pillars: (i) delivering a single global technology stack, (ii) redesigning the Company’s global distribution network, (iii) reengineering the operating model in Europe, and (iv) streamlining and optimizing the Company’s support functions globally (referred to as “Growth Driver 5 Actions”).

The Company expects to generate annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support this initiative largely completed by the end of 2025. In connection with this initiative, the Company recorded pre-tax severance, termination benefits and other employee costs of $15.3 million during the thirteen and twenty-six weeks ended August 4, 2024 related to initial actions taken, and expects to incur additional pre-tax costs consisting primarily of severance, termination benefits and other employee costs of approximately $20 million during the remainder of 2024. The Company expects to incur additional costs in 2025 in connection with this initiative, however the additional costs cannot be quantified at this time.

The pre-tax costs incurred in connection with the Growth Driver 5 Actions were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During the Thirteen and Twenty-Six Weeks Ended 8/4/24
Tommy Hilfiger North America	$1.4
Tommy Hilfiger International	7.3
Calvin Klein North America	1.4
Calvin Klein International	5.2
Total	$15.3

Please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/4/24	Costs Incurred During the Twenty-Six Weeks Ended 8/4/24	Costs Paid During the Twenty-Six Weeks Ended 8/4/24	Liability at 8/4/24
Severance, termination benefits and other employee costs	$—	$15.3	$0.5	$14.8

2022 Cost Savings Initiative

The Company announced in August 2022 that it would be taking steps to streamline its organization and simplify its ways of working. Included in this was a planned reduction in people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement, which was completed. These reductions have resulted in annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded pre-tax severance, termination benefits and other employee costs of $81.5 million during 2022 and 2023, of which $39.0 million was incurred during the thirteen and twenty-six weeks ended July 30, 2023. All expected costs related to this initiative were incurred by the end of 2023.

The pre-tax costs incurred in connection with the 2022 cost savings initiative were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During the Thirteen and Twenty-Six Weeks Ended 7/30/23	Cumulative Costs Incurred
Tommy Hilfiger North America	$6.4	$17.4
Tommy Hilfiger International	12.3	19.8
Calvin Klein North America	5.9	13.7
Calvin Klein International	8.5	14.3
Heritage Brands Wholesale	4.6	10.4
Corporate (1)	1.3	5.9
Total	$39.0	$81.5

(1) Corporate expenses are not allocated to any reportable segment.

Please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/4/24	Costs Paid During the Twenty-Six Weeks Ended 8/4/24	Liability at 8/4/24
Severance, termination benefits and other employee costs	$20.4	$14.5	$5.9

15. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions, except per share data)	8/4/24	7/30/23	8/4/24	7/30/23

Net income	$158.0	$94.2	$309.4	$230.2

Weighted average common shares outstanding for basic net income per common share	55.9	62.1	56.7	62.4
Weighted average impact of dilutive securities	0.6	0.6	0.7	0.7
Total shares for diluted net income per common share	56.5	62.7	57.4	63.1

Basic net income per common share	$2.83	$1.52	$5.46	$3.69

Diluted net income per common share	$2.80	$1.50	$5.39	$3.65

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/4/24	7/30/23	8/4/24	7/30/23

Weighted average potentially dilutive securities	0.2	0.8	0.3	0.9

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of August 4, 2024 and July 30, 2023 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.4 million and 0.3 million as of August 4, 2024 and July 30, 2023. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers primarily in North America of (i) women’s intimate apparel conducted under the Warner’s, Olga and True&Co. trademarks until November 27, 2023, when the Company completed the Heritage Brands intimates transaction; (ii) men’s underwear under the Nike brand, which is licensed; and (iii) men’s dress shirts under the Van Heusen brand, which is licensed, as well as under various other licensed brand names. Please see Note 4, “Divestitures,” for further discussion of the Heritage Brands intimates transaction. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear LLC affiliate relating to each affiliate’s business under various owned and licensed brand names.

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/4/24	(1)	7/30/23	(1)	8/4/24	(1)	7/30/23	(1)
Revenue – Tommy Hilfiger North America
Net sales	$296.2		$297.6		$567.6		$564.3
Royalty revenue	22.8		18.5		43.5		38.8
Advertising and other revenue	4.4		4.3		9.0		8.8
Total	323.4		320.4		620.1		611.9

Revenue – Tommy Hilfiger International
Net sales	750.8		800.2		1,450.8		1,613.0
Royalty revenue	14.5		13.9		27.8		29.6
Advertising and other revenue	4.7		4.7		8.0		9.0
Total	770.0		818.8		1,486.6		1,651.6

Revenue – Calvin Klein North America
Net sales	269.7		269.9		509.4		497.6
Royalty revenue	39.0		34.4		74.7		70.1
Advertising and other revenue	9.7		10.5		19.6		21.4
Total	318.4		314.8		603.7		589.1

Revenue – Calvin Klein International
Net sales	597.9		610.3		1,185.3		1,208.6
Royalty revenue	11.4		13.0		22.8		25.8
Advertising and other revenue	2.6		2.1		5.3		4.4
Total	611.9		625.4		1,213.4		1,238.8

Revenue – Heritage Brands Wholesale
Net sales	50.5		127.2		102.2		272.8
Royalty revenue	—		0.3		0.1		0.5
Advertising and other revenue	0.1		0.1		0.1		0.2
Total	50.6		127.6		102.4		273.5

Total Revenue
Net sales	1,965.1		2,105.2		3,815.3		4,156.3
Royalty revenue	87.7		80.1		168.9		164.8
Advertising and other revenue	21.5		21.7		42.0		43.8
Total	$2,074.3		$2,207.0		$4,026.2		$4,364.9

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/4/24	(1)	7/30/23	(1)	8/4/24	(1)	7/30/23	(1)
Wholesale net sales	$948.0		$1,039.9		$1,952.3		$2,254.2

Owned and operated retail stores	836.4		872.2		1,533.9		1,550.3
Owned and operated digital commerce sites	180.7		193.1		329.1		351.8
Retail net sales	1,017.1		1,065.3		1,863.0		1,902.1
Net sales	1,965.1		2,105.2		3,815.3		4,156.3
Royalty revenue	87.7		80.1		168.9		164.8
Advertising and other revenue	21.5		21.7		42.0		43.8
Total	$2,074.3		$2,207.0		$4,026.2		$4,364.9

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/4/24	(1)	7/30/23	(1)(4)	8/4/24	(1)	7/30/23	(1)(4)
Income before interest and taxes – Tommy Hilfiger North America	$34.3	(3)	$13.2		$58.7	(3)	$15.5

Income before interest and taxes – Tommy Hilfiger International	67.7	(3)	73.4		144.1	(3)	199.7

Income before interest and taxes – Calvin Klein North America	37.8	(3)	20.4		74.4	(3)	22.6

Income before interest and taxes – Calvin Klein International	74.8	(3)	80.2		171.2	(3)	180.6

Income before interest and taxes – Heritage Brands Wholesale	6.6		2.6		22.9	(5)	17.6

Loss before interest and taxes – Corporate(2)	(47.3)		(46.5)		(92.3)		(93.9)
Income before interest and taxes	$173.9		$143.3		$379.0		$342.1

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

(3) Income before interest and taxes for the thirteen and twenty-six weeks ended August 4, 2024 included costs of $15.3 million incurred related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $1.4 million in Tommy Hilfiger North America, $7.3 million in Tommy Hilfiger International, $1.4 million in Calvin Klein North America and $5.2 million in Calvin Klein International. Please see Note 14, “Exit Activity Costs,” for further discussion.

(4) Income before interest and taxes for the thirteen and twenty-six weeks ended July 30, 2023 included costs of $39.0 million incurred related to the 2022 cost savings initiative described in Note 14, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $6.4 million in Tommy Hilfiger North America, $12.3 million in Tommy Hilfiger International, $5.9 million in Calvin Klein North America, $8.5 million in Calvin

Klein International, $4.6 million in Heritage Brands Wholesale and $1.3 million in corporate expenses not allocated to any reportable segments. Please see Note 14, “Exit Activity Costs,” for further discussion.

(5) Income before interest and taxes for the twenty-six weeks ended August 4, 2024 included a gain of $10.0 million in connection with the Heritage Brands intimates transaction due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 4, “Divestitures,” for further discussion.

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

Accounting Guidance Issued But Not Adopted as of August 4, 2024

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

18. OTHER COMMENTS

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended August 4, 2024 totaled $87.8 million and $164.3 million, respectively. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended July 30, 2023 totaled $85.6 million and $175.5 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $43.2 million, $41.1 million and $42.0 million as of August 4, 2024, February 4, 2024 and July 30, 2023, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $445.5 million, $423.4 million and $451.0 million of the Company’s payment obligations that were outstanding as of August 4, 2024, February 4, 2024 and July 30, 2023, respectively, to financial institutions and $828.9 million and $986.7 million had been settled through the program during the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.

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

RESULTS OF OPERATIONS

Inflationary pressures

Inflationary pressures negatively impacted our revenue and earnings in 2023 and have continued through the first half of 2024, although to a lesser extent than in 2023. These include (i) increased product costs for the first half of 2023, (ii) increased labor costs and (iii) a slowdown in consumer demand for apparel and related products, as consumers have reduced discretionary spend and certain wholesale customers have taken a more cautious approach, particularly in North America beginning in the first half of 2023 and in Europe beginning in the second half of 2023. We expect inflationary pressures to continue to negatively impact our revenue and earnings in 2024, although to a lesser extent than in 2023, as we benefit from the decline in raw material costs that began in the second half of 2023.

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

The recent attacks on commercial shipping vessels in the Red Sea have led to disruption and instability in global supply chains, which have resulted in shipment delays that are impacting, and could continue to impact, our inventory and sales volume. Shipping delays have also resulted in, and may continue to result in, increased freight costs, for reasons including the need to rely on more expensive shipping routes and shipping methods (such as air freight). Such impacts did not have a material impact on our business in 2023 or in the first half of 2024, and are not expected to have a material impact on our revenue and net income for the remainder of 2024. We continue to monitor these delays and other potential disruptions in our supply chain and are implementing mitigation plans as needed.

The war in Ukraine, which began in February 2022, did not have a material impact on our business in 2023 and is not expected to have a material impact on our business in 2024. Less than 1% of our revenue in 2024 is expected to be generated in Ukraine and we exited from our Russia business in the second quarter of 2022.

Outlook Uncertainty

There continues to be uncertainty in the current macroeconomic environment due to the above-mentioned items. Our 2024 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2024 may be subject to significant change as a result of these and other factors.

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

The following actions, transactions and events have impacted our results of operations and the comparability among the periods, including our full year 2024 expectations as compared to the full year 2023, as discussed below:

•We embarked on a multi-year initiative to simplify our operating model by centralizing certain processes, and improving systems and automation to drive more efficient and cost-effective ways of working across the organization (the “Growth Driver 5 Actions”). The initiative is expected to result in annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support it largely completed by the end of 2025. We recorded pre-tax costs of $15 million during the second quarter of 2024, in connection with this initiative, consisting principally of severance. We expect to incur additional pre-tax costs of approximately $20 million during the remainder of 2024, consisting principally of severance. We expect to incur additional costs in 2025, however the additional costs cannot be quantified at this time. Please see Note 14, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

•We completed the sale of our women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks, including net assets with a carrying value of $140 million, to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”) for net proceeds of $156 million. We utilized the net proceeds from the Heritage Brands intimates transaction to repurchase shares of our common stock during the fourth quarter of 2023. We recorded an aggregate net pre-tax gain of $13 million in the fourth quarter of 2023 in connection with the closing of the transaction, consisting of (i) a gain of $15 million, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell, partially offset by (ii) $2 million of pre-tax severance and other termination benefits associated with the transaction. We recorded an incremental gain of $10 million in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 4, “Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 70% of our 2023 revenue was subject to foreign currency translation. We currently expect that the translational impact of foreign currency on our 2024 revenue and net income as compared to 2023 will be immaterial.

There also is a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency. We use foreign currency forward contracts to hedge against a portion of the exposure related to this transactional impact. We enter into these contracts up to 18 months in advance for a portion of the projected inventory purchases and may enter into incremental contracts leading up to the time the inventory purchases occur. Therefore, the impact of foreign currency fluctuations on the cost of inventory purchases covered by these contracts may be realized in our results of operations generally up to 18 months following the inception of these hedges, as the underlying inventory hedged by the contracts is sold. We currently expect that the transactional impact of foreign currency on our 2024 net income as compared to 2023 will be immaterial.

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

Due to the above seasonal factors, our results of operations for the thirteen and twenty-six weeks ended August 4, 2024 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended August 4, 2024 Compared With Thirteen Weeks Ended July 30, 2023

Total Revenue

Total revenue in the second quarter of 2024 was $2.074 billion as compared to $2.207 billion in the second quarter of the prior year. The overall decrease in revenue of $133 million, or 6%, included (i) a 3% decline related to the Heritage Brands intimates transaction and (ii) a 1% negative impact of foreign currency translation, with the following revenue changes in our segments:

•The net reduction of an aggregate $46 million of revenue, or a 4% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $12 million, or 1%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 6% (including a 1% negative foreign currency impact) driven by a revenue decline in Europe, including the continuation of our planned strategic reduction to drive overall higher quality of sales in the region, which weighed more heavily on Tommy Hilfiger revenue given the size of the business in Europe. Revenue in our Tommy Hilfiger North America segment increased 1%.

•The net reduction of an aggregate $10 million of revenue, or a 1% decrease compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $13 million, or 1%, related to foreign currency translation. Calvin Klein International segment revenue decreased 2% (including a 2% negative foreign currency impact). Revenue in our Calvin Klein North America segment increased 1%.

•The reduction of $77 million of revenue, or a 60% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment, which included a 56% decline resulting from the Heritage Brands intimates transaction.

Our revenue through our direct-to-consumer distribution channel in the second quarter of 2024 decreased 5% compared to the prior year period, including a 2% negative foreign currency impact. Revenue in our owned and operated stores decreased 4% compared to the prior year period, including a 2% negative foreign currency impact, primarily driven by recent softness in retail traffic trends. Sales through our directly operated digital commerce businesses decreased 6%, including a 2% negative foreign currency impact, primarily due to the continuation of our planned strategic reduction in revenue in Europe to drive overall higher quality of sales in the region. Our revenue through our wholesale distribution channel decreased 9% in the second quarter of 2024, including a 1% negative foreign currency impact, primarily due to (i) a 7% decline resulting from the Heritage Brands intimates transaction and (ii) the continued planned strategic reduction in revenue in Europe.

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

Gross profit in the second quarter of 2024 was $1.246 billion, or 60.1% of total revenue, as compared to $1.272 billion, or 57.6% of total revenue, in the second quarter of the prior year. The 250 basis point increase was primarily driven by (i) lower product costs compared to the prior year period, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margins, (iii) a reduction in sales to lower margin wholesale accounts, primarily in Europe and (iv) the impact of the reduction in revenue as a result of the Heritage Brands intimates transaction, as the revenue from the Heritage Brands intimates business carried lower gross margins.

SG&A Expenses

SG&A expenses in the second quarter of 2024 were $1.083 billion, or 52.2% of total revenue, as compared to $1.138 billion, or 51.6% of total revenue, in the second quarter of the prior year. The 60 basis point increase was primarily driven by (i) the impact of the change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue, (ii) the impact from the deleveraging of expenses resulting from the decline in revenue in the second quarter of 2024 and (iii) costs incurred in the second quarter of 2024 in connection with the Growth Driver 5 Actions. These increases were partly offset by the favorable impact of (i) the 2022 costs savings initiative and (ii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the second quarter of 2024 was approximately $400,000 as compared to approximately $300,000 in the second quarter of the prior year. Please see Note 6, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $11 million in the second quarter of 2024 as compared to $9 million in the second quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and certain licensed and formerly PVH-owned trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed and formerly PVH-owned trademarks in the United States and Canada. Our investments in the joint ventures are being accounted for under the equity method of accounting.

Interest Expense, Net

Interest expense, net decreased to $19 million in the second quarter of 2024 from $24 million in the second quarter of the prior year primarily due to (i) the impact of the repayment of the $100 million 7 3/4% debentures in November 2023 and (ii) an increase in interest income as compared to the prior year period.

Income Taxes

The effective income tax rate for the second quarter of 2024 was (2.1)% compared to 21.3% in the second quarter of the prior year. The decrease in the effective income tax rate was primarily due to a favorable change in our uncertain tax positions resulting in a benefit to our 2024 effective tax rate of 21.2% from the settlement of a multi-year audit in an international jurisdiction.

Twenty-Six Weeks Ended August 4, 2024 Compared With Twenty-Six Weeks Ended July 30, 2023

Total Revenue

Total revenue in the twenty-six weeks ended August 4, 2024 was $4.026 billion as compared to $4.365 billion in the twenty-six week period of the prior year. The overall decrease in revenue of $339 million, or 8%, included (i) a 3% decline related to the Heritage Brands intimates transaction and (ii) a 1% negative impact of foreign currency translation, with the following revenue changes in our segments:

•The net reduction of an aggregate $157 million of revenue, or a 7% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $20 million, or 1%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 10% (including a 1% negative foreign currency impact) driven by a revenue decline in Europe, including our planned strategic reduction to drive overall higher quality of sales in the region, which weighed more heavily on Tommy Hilfiger revenue given the size of the business in Europe. Revenue in our Tommy Hilfiger North America segment increased 1%.

•The net reduction of an aggregate $11 million of revenue, or a 1% decrease compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $24 million, or 1%, related to foreign currency translation. Calvin Klein International segment revenue decreased 2% (including a 2% negative foreign currency impact). Revenue in our Calvin Klein North America segment increased 2%.

•The reduction of $171 million of revenue, or a 63% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment, which includes a 51% decline resulting from the Heritage Brands intimates transaction.

Our revenue through our direct-to-consumer distribution channel in the twenty-six weeks ended August 4, 2024 decreased 2%, including a 2% negative foreign currency impact. Revenue in our owned and operated stores decreased 1% compared to the prior year period, including a 2% negative foreign currency impact. Sales through our directly operated digital commerce businesses decreased 6%, including a 2% negative foreign currency impact, primarily due to our planned strategic reduction in revenue in Europe to drive overall higher quality of sales in the region. Our revenue through our wholesale distribution channel decreased 13%, including a 1% negative foreign currency impact, primarily due to (i) a 6% decline resulting from the Heritage Brands intimates transaction and (ii) the planned strategic reduction in revenue in Europe.

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

Gross Profit

Gross profit in the twenty-six weeks ended August 4, 2024 was $2.445 billion, or 60.7% of total revenue, as compared to $2.523 billion, or 57.8% of total revenue, in the twenty-six week period of the prior year. The 290 basis point increase was primarily driven by (i) lower product costs compared to the prior year period, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margins, (iii) a reduction in sales to lower margin wholesale accounts, primarily in Europe and (iv) the impact of the reduction in revenue as a result of the Heritage Brands intimates transaction, as the revenue from the Heritage Brands intimates business carried lower gross margins.

We currently expect that gross margin for the full year 2024 will increase by approximately 150 basis points as compared to 2023. Our expectation for 2024 includes increases primarily as a result of (i) lower product costs as compared to 2023, which benefits us more significantly in the first half of the year, (ii) the above-mentioned change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023 and (iii) the above-mentioned reduction in revenue as a result of the Heritage Brands intimates transaction.

SG&A Expenses

SG&A expenses in the twenty-six weeks ended August 4, 2024 were $2.101 billion, or 52.2% of total revenue, as compared to $2.202 billion, or 50.5% of total revenue, in the twenty-six week period of the prior year. The 170 basis point increase was primarily driven by (i) the impact of the change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue, (ii) the impact from the deleveraging of expenses resulting from the decline in revenue in the first half of 2024 and (iii) costs incurred in connection with the Growth Driver 5 Actions. These increases were partly offset by the favorable impact of (i) the 2022 costs savings initiative and (ii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

We currently expect that SG&A expenses as a percentage of revenue for the full year 2024 will increase approximately 130 basis points as compared to 2023. Our expectation for 2024 includes an increase primarily as a result of (i) the above-mentioned change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023, (ii) the impact from the deleveraging of expenses resulting from the expected decline in revenue in 2024 and (iii) costs incurred in connection with the Growth Driver 5 Actions. These increases are expected to be partially offset by (i) the favorable impact of the 2022 cost savings initiative, and (ii) cost efficiencies across the business as we continue to take a disciplined approach to managing expenses.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $1 million in each of the twenty-six weeks ended August 4, 2024 and July 30, 2023.

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

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $24 million in the twenty-six weeks ended August 4, 2024 as compared to $21 million in the twenty-six week period of the prior year. These amounts relate to our share of income (loss) from our unconsolidated affiliates as described in the thirteen weeks discussion above. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2024 will be relatively flat as compared to 2023.

Interest Expense, Net

Interest expense, net decreased to $37 million in the twenty-six weeks ended August 4, 2024 from $46 million in the twenty-six week period of the prior year, primarily due to (i) an increase in interest income as compared to the prior year period and (ii) the impact of the repayment of the $100 million 7 3/4% debentures in November 2023.

Interest expense, net for the full year 2024 is currently expected to be approximately $70 million compared to $88 million in 2023, primarily due to (i) an increase in interest income as compared to the prior year period and (ii) the impact of the repayment of the $100 million 7 3/4% debentures in November 2023.

Income Taxes

The effective income tax rate for the twenty-six weeks ended August 4, 2024 was 9.6% compared to 22.4% in the twenty-six week period of the prior year. The decrease in the effective income tax rate was primarily due to a favorable change in our uncertain tax positions resulting in a benefit to our effective tax rate of 9.6% from the settlement of a multi-year audit in an international jurisdiction.

We currently expect that our effective income tax rate for the full year 2024 will be approximately 16%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at August 4, 2024 was $610 million, a decrease of $98 million from $708 million at February 4, 2024. The change in cash and cash equivalents included the impact of (i) $227 million of completed common stock repurchases under the stock repurchase program, (ii) $553 million of net proceeds from the issuance of €525 million principal amount of 4 1/8% senior notes due 2029 and (iii) the $562 million redemption of €525 million principal amount of 3 5/8% senior notes due 2024. We ended the second quarter of 2024 with approximately $1.4 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2024 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities of approximately $12 million, subject to exchange rate fluctuations, (ii) expected common stock repurchases under the stock repurchase program of approximately $400 million and (iii) expected capital expenditures of approximately $225 million.

As of August 4, 2024, $411 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions in which we would expect to incur material tax costs upon distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $226 million in the twenty-six weeks ended August 4, 2024 compared to $196 million in the twenty-six weeks ended July 30, 2023. The increase in cash provided by operating activities as compared to the prior year period was primarily driven by an increase in net income as adjusted for noncash charges.

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

Investments in Unconsolidated Affiliates

We received dividends of $36 million and $30 million from our investments in unconsolidated affiliates during the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively. These dividends are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Heritage Brands Intimates Transaction

We completed the sale of our women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 for net proceeds of $156 million, which we received in the fourth quarter of 2023. Due to the accelerated realization of the earnout provided for in the agreement with Basic Resources that occurred during the first quarter of 2024, we are receiving additional proceeds of $10 million, which is being paid to us in installments through the first quarter of 2025. We received $2.5 million of the earnout during the second quarter of 2024. Please see Note 4, “Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the twenty-six weeks ended August 4, 2024 were $75 million compared to $116 million in the twenty-six weeks ended July 30, 2023. We currently expect that capital expenditures for the full year 2024 will be approximately $225 million as compared to $245 million in 2023 and will primarily consist of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America.

Dividends

Cash dividends paid on our common stock totaled $4 million and $5 million during the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.

We currently project that cash dividends paid on our common stock in 2024 will be approximately $9 million based on our current dividend rate, the number of shares of our common stock outstanding as of August 4, 2024, our estimate of stock to be issued during 2024 under our stock incentive plan and our estimate of stock repurchases for the remainder of 2024.

Acquisition of Treasury Shares

The Board of Directors has authorized over time beginning in 2015 an aggregate $5 billion stock repurchase program through July 30, 2028. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During the twenty-six weeks ended August 4, 2024 and July 30, 2023, we purchased 2.1 million shares and 2.4 million shares, respectively, of our common stock under the program in open market transactions for $225 million (excluding excise taxes of $2 million) and $200 million (excluding excise taxes of $2 million), respectively. Purchases of $2 million that were accrued for in the Consolidated Balance Sheet as of February 4, 2024 were paid in the first quarter of 2024. As of August 4, 2024, the repurchased shares were held as treasury stock and $2.048 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

We currently expect common stock repurchases under the stock repurchase program of approximately $400 million for the full year 2024.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	8/4/24	2/4/24	7/30/23
Short-term borrowings	$8	$—	$15
Current portion of long-term debt	511	578	689
Finance lease obligations	8	10	11
Long-term debt	1,668	1,592	1,620
Stockholders’ equity	5,192	5,119	5,038

In addition, we had $610 million, $708 million and $373 million of cash and cash equivalents as of August 4, 2024, February 4, 2024 and July 30, 2023, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of August 4, 2024.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $195 million based on exchange rates in effect on August 4, 2024 and are utilized primarily to fund working capital needs. We had $8 million outstanding under these facilities as of August 4, 2024. The weighted average interest rate on funds borrowed as of August 4, 2024 was 3.36%.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of August 4, 2024.

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $2 million in each of the twenty-six weeks ended August 4, 2024 and July 30, 2023.

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

We made payments totaling $6 million on our term loan under the 2022 facilities in each of the twenty-six weeks ended August 4, 2024 and July 30, 2023.

3 5/8% Euro Senior Notes Due 2024

We had outstanding €525 million principal amount of 3 5/8% senior notes due July 15, 2024. We redeemed these notes on April 25, 2024 utilizing the net proceeds from the issuance of the €525 million principal amount of 4 1/8% senior notes due July 16, 2029 together with other available funds, as discussed below.

4 1/8% Euro Senior Notes Due 2029

We issued on April 15, 2024 €525 million principal amount of 4 1/8% senior notes due July 16, 2029. We paid €5.4 million ($5.7 million based on exchange rates in effect on the payment date) of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

We intend to allocate an amount equal to the net proceeds of the offering to finance or refinance new or existing environmental Eligible Projects focused mainly on sustainable materials and packaging and circularity, as defined in our prospectus. Pending allocation to Eligible Projects, we utilized the net proceeds of the offering, together with other available funds, to redeem the €525 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

We may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of August 4, 2024, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of August 4, 2024, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a positive outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2024. During the twenty-six weeks ended August 4, 2024, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 4, 2024.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of August 4, 2024 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of August 4, 2024. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at August 4, 2024, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.6 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of August 4, 2024, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million, annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

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

The translational impact refers to the impact that changes in exchange rates can have on our results of operations and financial position. The functional currencies of our foreign subsidiaries are generally the applicable local currencies. Our consolidated financial statements are presented in United States dollars. The results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period and the assets and liabilities in local foreign currencies are translated into United States dollars using the closing exchange rate at the balance sheet date. Foreign exchange differences that arise from the translation of our foreign subsidiaries’ assets and liabilities into United States dollars are recorded as foreign currency translation adjustments in other comprehensive (loss) income. Accordingly, our results of operations and other comprehensive (loss) income will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Japanese yen, the Korean won, the British pound, the Australian dollar, the Canadian dollar, the Mexican peso, the Brazilian real and the Chinese yuan, and favorably impacted during times of a weakening United States dollar against those currencies.

We currently expect that the translational impact of foreign currency on our 2024 revenue and net income as compared to 2023 will be immaterial.

During the twenty-six weeks ended August 4, 2024, we recognized unfavorable foreign currency translation adjustments of $2 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the Mexican peso of 11% and the Brazilian real of 13% since February 4, 2024, a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the strengthening of the United States dollar against the Korean won of 3% since February 4, 2024), partially offset by a weakening of the United Stated dollar against the euro of 1% since February 4, 2024. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 40% of our $5.4 billion total goodwill and other intangible assets as of August 4, 2024. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

We currently expect that the transactional impact of foreign currency on our 2024 net income as compared to 2023 will be immaterial.

Given our foreign currency forward contracts outstanding at August 4, 2024, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately

$115 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2024 net benefit cost related to the pension plans of approximately $5 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2024 net benefit cost of approximately $17 million.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 4, 2024 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of August 4, 2024.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)(3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
May 6, 2024 -
June 2, 2024	240,089	$114.44	198,789	$2,050,870,841
June 3, 2024 -
July 7, 2024	31,419	118.21	19,801	2,048,470,862
July 8, 2024 -
August 4, 2024	1,760	101.75	—	2,048,470,862
Total	273,268	$114.79	218,590	$2,048,470,862

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

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2024 in connection with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

(3) Average price paid per share (or unit) excludes excise taxes.

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended August 4, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

+10.1	First Amendment to Credit Agreement, dated as of June 27, 2024, entered into by and between PVH Corp. and Barclays Bank PLC as administrative agent.

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PVH CORP.
Registrant

Dated:	September 9, 2024	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President and Controller (Principal Accounting Officer)