Form 10-Q
period 2024-11-03
PVH CORP. /DE/
filed 2024-12-09
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	November 3, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of December 2, 2024 was 55,633,198.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022, the 2021 sale of assets of, and exit from, our Heritage Brands menswear and retail businesses, the November 2023 sale of the Heritage Brands women’s intimate apparel business to focus on our Calvin Klein and Tommy Hilfiger businesses and our current multi-year initiative to simplify our operating model; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the announced, in-process plan to bring in-house most of the product categories that are or had been licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by us; (iv) we have significant levels of outstanding debt and borrowing capacity and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) quota restrictions, the imposition of safeguard controls and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands’ values; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; (xviii) the duration and outcome of the investigation of our business by China’s Ministry of Commerce under the Provisions on the List of Unreliable Entities, which could result in fines or restrictions on our ability to do business in China; and (xix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 29,	November 3,	October 29,
	2024	2023	2024	2023
Net sales	$2,131.0	$2,225.8	$5,946.3	$6,382.1
Royalty revenue	97.9	108.0	266.8	272.8
Advertising and other revenue	26.2	29.1	68.2	72.9
Total revenue	2,255.1	2,362.9	6,281.3	6,727.8
Cost of goods sold (exclusive of depreciation and amortization)	938.5	1,023.5	2,520.1	2,865.8
Gross profit	1,316.6	1,339.4	3,761.2	3,862.0
Selling, general and administrative expenses	1,154.0	1,123.8	3,254.6	3,326.3
Non-service related pension and postretirement income	0.4	0.5	1.3	1.4
Other gain	9.5	—	19.5	—
Equity in net income of unconsolidated affiliates	10.6	13.7	34.7	34.8
Income before interest and taxes	183.1	229.8	562.1	571.9
Interest expense	23.0	24.3	69.1	75.5
Interest income	6.9	2.1	16.2	7.7
Income before taxes	167.0	207.6	509.2	504.1
Income tax expense	35.1	46.0	67.9	112.3
Net income	$131.9	$161.6	$441.3	$391.8
Basic net income per common share	$2.37	$2.68	$7.83	$6.35
Diluted net income per common share	$2.34	$2.66	$7.74	$6.29

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 29,	November 3,	October 29,
	2024	2023	2024	2023

Net income	$131.9	$161.6	$441.3	$391.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22.5)	(154.6)	(24.6)	(150.2)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $0.2, $8.8, $(2.1), and $8.3	1.2	24.7	(4.6)	23.0
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $2.8, $16.0, $(1.6), and $11.8	8.5	48.3	(4.8)	35.6
Total other comprehensive loss	(12.8)	(81.6)	(34.0)	(91.6)
Comprehensive income	$119.1	$80.0	$407.3	$300.2

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	November 3,	February 4,	October 29,
	2024	2024	2023
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$559.6	$707.6	$357.6
Trade receivables, net of allowances for credit losses of $46.6, $41.1 and $43.9	979.7	793.3	1,045.4
Other receivables	19.3	13.9	17.2
Inventories, net	1,608.2	1,419.7	1,476.9
Prepaid expenses	221.9	237.7	208.5
Other	89.5	87.5	102.0
Assets held for sale	—	—	139.5
Total Current Assets	3,478.2	3,259.7	3,347.1
Property, Plant and Equipment, net	787.0	862.6	848.0
Operating Lease Right-of-Use Assets	1,199.5	1,213.8	1,234.6
Goodwill	2,327.0	2,322.1	2,286.5
Tradenames	2,602.8	2,599.1	2,581.3
Other Intangibles, net	476.5	498.3	494.8
Other Assets, including deferred taxes of $36.2, $33.8 and $19.7	370.3	417.3	374.8
Total Assets	$11,241.3	$11,172.9	$11,167.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,137.4	$1,073.4	$999.1
Accrued expenses	706.1	776.2	795.3
Deferred revenue	46.7	55.5	48.4
Current portion of operating lease liabilities	293.4	288.9	319.5
Short-term borrowings	—	—	18.0
Current portion of long-term debt	511.1	577.5	665.2
Total Current Liabilities	2,694.7	2,771.5	2,845.5
Long-Term Portion of Operating Lease Liabilities	1,051.6	1,075.8	1,085.6
Long-Term Debt	1,654.2	1,591.7	1,571.3
Other Liabilities, including deferred taxes of $332.6, $346.1 and $323.1	552.6	615.0	610.4
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 89,085,951; 88,567,275 and 88,324,255 shares issued	89.1	88.6	88.3
Additional paid-in capital - common stock	3,359.2	3,313.3	3,283.3
Retained earnings	5,840.0	5,407.3	5,137.8
Accumulated other comprehensive loss	(787.6)	(753.6)	(804.7)
Less: 33,462,509; 30,934,587 and 28,402,615 shares of common stock held in treasury, at cost	(3,212.5)	(2,936.7)	(2,650.4)
Total Stockholders’ Equity	5,288.2	5,118.9	5,054.3
Total Liabilities and Stockholders’ Equity	$11,241.3	$11,172.9	$11,167.1

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	November 3,	October 29,
	2024	2023
OPERATING ACTIVITIES
Net income	$441.3	$391.8
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	211.6	223.0
Equity in net income of unconsolidated affiliates	(34.7)	(34.8)
Deferred taxes	(11.9)	(28.8)
Stock-based compensation expense	39.1	39.5
Other gain	(19.5)	—
Changes in operating assets and liabilities:
Trade receivables, net	(186.6)	(148.8)
Other receivables	(1.2)	3.7
Inventories, net	(188.2)	231.1
Accounts payable, accrued expenses and deferred revenue	(0.9)	(358.2)
Prepaid expenses	16.2	(3.5)
Other, net	(10.8)	(3.3)
Net cash provided by operating activities	254.4	311.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(115.4)	(163.3)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	5.0	—
Purchases of investments held in rabbi trust	(4.1)	(3.3)
Proceeds from investments held in rabbi trust	0.9	1.3
Proceeds from cross-currency swap contracts (net investment hedges)	3.5	—
Proceeds from sale of warehouse and distribution center	9.5	—
Net cash used by investing activities	(100.6)	(165.3)
FINANCING ACTIVITIES
Net payments on short-term borrowings	—	(24.7)
Repayment of 2022 facilities	(9.0)	(8.9)
Net proceeds from settlement of awards under stock plans	7.3	—
Proceeds from 4 1/8% senior notes, net of related fees	553.1	—
Redemption of 3 5/8% senior notes	(561.7)	—
Cash dividends	(6.4)	(7.1)
Acquisition of treasury shares	(280.2)	(286.7)
Payments of finance lease liabilities	(3.1)	(3.4)
Net cash used by financing activities	(300.0)	(330.8)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(8.7)
Decrease in cash and cash equivalents	(148.0)	(193.1)
Cash and cash equivalents at beginning of period	707.6	550.7
Cash and cash equivalents at end of period	$559.6	$357.6

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

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Unaudited
(In millions, except share and per share data)

	Thirty-Nine Weeks Ended November 3, 2024
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 4, 2024	$—	88,567,275	$88.6	$3,313.3	$5,407.3	$(753.6)	$(2,936.7)	$5,118.9
Net income					151.4			151.4
Foreign currency translation adjustments						(14.8)		(14.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.3						1.4		1.4
Net gain on net investment hedges, net of tax expense of $0.9						2.8		2.8
Comprehensive income								140.8
Settlement of awards under stock plans		337,076	0.3	6.7				7.0
Stock-based compensation expense				10.5				10.5
Dividends declared ($0.075 per common share)					(4.3)			(4.3)
Acquisition of 1,942,724 treasury shares, including excise taxes of $1.7							(213.7)	(213.7)
May 5, 2024	$—	88,904,351	$88.9	$3,330.5	$5,554.4	$(764.2)	$(3,150.4)	$5,059.2
Net income					158.0			158.0
Foreign currency translation adjustments						12.7		12.7
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $2.6						(7.2)		(7.2)
Net loss on net investment hedges, net of tax benefit of $5.3						(16.1)		(16.1)
Comprehensive income								147.4
Settlement of awards under stock plans		141,247	0.1	0.2				0.3
Stock-based compensation expense				16.4				16.4
Acquisition of 273,268 treasury shares, including excise taxes of $0.2							(31.5)	(31.5)
August 4, 2024	$—	89,045,598	$89.0	$3,347.1	$5,712.4	$(774.8)	$(3,181.9)	$5,191.8
Net income					131.9			131.9
Foreign currency translation adjustments						(22.5)		(22.5)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.2						1.2		1.2
Net gain on net investment hedges, net of tax expense of $2.8						8.5		8.5
Comprehensive income								119.1
Settlement of awards under stock plans		40,353	0.1	(0.1)				—
Stock-based compensation expense				12.2				12.2
Dividends declared ($0.075 per common share)					(4.3)			(4.3)
Acquisition of 311,930 treasury shares, including excise taxes of $0.3							(30.6)	(30.6)
November 3, 2024	$—	89,085,951	$89.1	$3,359.2	$5,840.0	$(787.6)	$(3,212.5)	$5,288.2

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

The results of operations for the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

There continues to be uncertainty in the current macroeconomic environment due to inflationary pressures globally, the Israel-Hamas war, the attacks on commercial shipping vessels in the Red Sea and the war in Ukraine. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

Israel-Hamas War, Supply Chain Disruptions and War in Ukraine

The Israel-Hamas war, which began in October 2023, did not have a material impact on the Company’s business in 2023 and is not expected to have a material impact on the Company’s business in 2024. Less than 1% of the Company’s revenue in 2024 is expected to be generated in Israel, and less than 2% of the Company’s revenue in 2024 is expected to be generated in the Middle East, including Israel.

Attacks on commercial shipping vessels in the Red Sea that began in the fourth quarter of 2023 have led to disruption and instability in global supply chains, which have resulted in shipment delays that are impacting, and could continue to impact, the Company’s inventory and sales volume. Shipping delays have also resulted in, and may continue to result in, increased freight costs, for reasons including the need to rely on more expensive shipping routes and shipping methods (such as air freight). Such impacts did not have a material impact on the Company’s business in 2023 or in the first nine months of 2024.

The brief port strike on the East and Gulf Coasts of the United States in October 2024, which was suspended until January 15, 2025, did not have a material impact on the Company’s business in the third quarter of 2024. However, if an agreement is not reached by the end of the suspension period and the strike resumes, it may result in shipping delays and increased freight costs.

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
Performance Obligations Under License Agreements
As of November 3, 2024, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $647.6 million, of which the Company expects to recognize $62.9 million as revenue during the remainder of 2024, $236.8 million in 2025 and $347.9 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirty-nine weeks ended November 3, 2024 and October 29, 2023 were as follows:

	Thirty-Nine Weeks Ended
(In millions)	11/3/24	10/29/23
Deferred revenue balance at beginning of period	$55.5	$54.3
Net additions to deferred revenue during the period	40.6	40.4
Reductions in deferred revenue for revenue recognized during the period (1)	(49.4)	(46.3)
Deferred revenue balance at end of period	$46.7	$48.4

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $2.6 million and $4.0 million of revenue recognized during the thirteen weeks ended November 3, 2024 and October 29, 2023, respectively.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $7.4 million, $9.4 million and $10.0 million as of November 3, 2024, February 4, 2024 and October 29, 2023, respectively.

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

4. DIVESTITURES

Sale of Warner’s, Olga and True&Co. Women’s Intimates Businesses

The Company entered into a definitive agreement on November 10, 2023 to sell its women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources for $160.0 million in cash and completed the sale on November 27, 2023 for net proceeds of $155.6 million, after transaction costs. The final carrying value of the net assets sold on the closing date was $140.3 million, which consisted of $44.5 million of inventory and $95.8 million of tradenames.

In connection with the closing of the transaction, the Company recorded a gain of $15.3 million in the fourth quarter of 2023, which represented the excess of the amount of consideration received over the net carrying value of the assets, less costs to sell. An incremental gain of $10.0 million was recorded in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources, which is being paid in installments to the Company through the first quarter of 2025. The Company received $5.0 million of the earnout during the thirty-nine weeks ended November 3, 2024. These gains were recorded in other gain in the Company’s Consolidated Statements of Operations for the respective period and included in the Heritage Brands Wholesale segment.

The Company classified the assets subject to the Heritage Brands intimates transaction as held for sale in the Company’s Consolidated Balance Sheet as of October 29, 2023 which were included in the Heritage Brands Wholesale segment and consisted of the following:

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirty-nine weeks ended November 3, 2024, by segment (please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of February 4, 2024
Goodwill, gross	$781.8	$877.4	$203.0	$1,558.3	$3,420.5
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(1,098.4)
Goodwill, net	331.9	406.1	25.8	1,558.3	2,322.1
Currency translation	—	(2.8)	—	7.7	4.9
Balance as of November 3, 2024
Goodwill, gross	781.8	874.6	203.0	1,566.0	3,425.4
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(1,098.4)
Goodwill, net	$331.9	$403.3	$25.8	$1,566.0	$2,327.0

The Company performed its annual impairment assessment for goodwill, which is done at the reporting unit level, and indefinite-lived intangible assets as of the beginning of the third quarter of 2024. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Please see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2024 for discussion of the Company’s goodwill and other intangible assets impairment testing process.

The Company’s annual goodwill impairment test for 2024 yielded estimated fair values in excess of the carrying amounts for all of the Company’s reporting units with assigned goodwill and therefore no impairment of goodwill was identified.

The Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount of $2,874.5 million by approximately 10%. The carrying amount of goodwill allocated to this reporting unit as of the date of the test was $1,556.1 million. The fair value of the Tommy Hilfiger International reporting unit was determined using an income approach based on discounted projected future (debt-free) cash flows. The discount rate applied to these cash flows was based on the weighted average cost of capital for the reporting unit, which takes market participant assumptions into consideration. Estimated future operating cash flows were discounted at a rate of 13% to account for the relative risks of the estimated future cash flows. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would result in a change to the estimated fair value of the reporting unit of approximately $161 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting unit of approximately $281 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired, it may be at risk of future impairment if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

Additionally, no impairment of indefinite-lived intangible assets was identified as a result of the Company’s annual indefinite-lived intangible asset impairment test for 2024. The indefinite-lived intangible asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by 19%.

6. RETIREMENT AND BENEFIT PLANS

The Company, as of November 3, 2024, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation, subject to the change made in the fourth quarter of 2023 as discussed below, and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/3/24	10/29/23	11/3/24	10/29/23

Service cost	$1.9	$5.5	$8.8	$16.3
Interest cost	7.2	7.3	21.5	21.9
Expected return on plan assets	(8.2)	(8.5)	(24.6)	(25.4)
Total	$0.9	$4.3	$5.7	$12.8

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/3/24	10/29/23	11/3/24	10/29/23

Service cost	$0.1	$0.4	$0.6	$1.2
Interest cost	0.6	0.7	1.8	2.1
Total	$0.7	$1.1	$2.4	$3.3

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023.

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

7. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of November 3, 2024.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $202.0 million based on exchange rates in effect on November 3, 2024 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of November 3, 2024.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of November 3, 2024.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	11/3/24	2/4/24	10/29/23

Senior unsecured Term Loan A facility due 2027 (1)	$455.2	$461.6	$454.9
7 3/4% debentures due 2023	—	—	100.0
3 5/8% senior unsecured euro notes due 2024 (1)	—	565.7	553.6
4 5/8% senior unsecured notes due 2025	499.1	498.2	497.9
3 1/8% senior unsecured euro notes due 2027 (1)	647.1	643.7	630.1
4 1/8% senior unsecured euro notes due 2029 (1)	563.9	—	—
Total	2,165.3	2,169.2	2,236.5
Less: Current portion of long-term debt	511.1	577.5	665.2
Long-term debt	$1,654.2	$1,591.7	$1,571.3

(1) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of November 3, 2024, February 4, 2024 and October 29, 2023.

The Company’s mandatory long-term debt repayments for the remainder of 2024 through 2029 were as follows as of November 3, 2024:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2024	$3.0
2025	511.9
2026	11.9
2027	1,079.7
2028	—
2029	568.8

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2024 through 2029 exceed the total carrying amount of the Company’s debt as of November 3, 2024 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of November 3, 2024, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company made payments totaling $9.0 million and $8.9 million on its term loan under the 2022 facilities during the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.

The current applicable margin with respect to the Euro TLA facility as of November 3, 2024 was 1.250%. The current applicable margin with respect to the revolving credit facilities as of November 3, 2024 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate (“EURIBOR”) or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

The Company intends to allocate an amount equal to the net proceeds of the offering to finance or refinance new or existing environmental Eligible Projects focused mainly on sustainable materials and packaging and circularity, as defined in the Company’s prospectus relating to the notes offering. Pending allocation to Eligible Projects, the Company utilized the net proceeds of the offering, together with other available funds, to redeem the €525.0 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of November 3, 2024, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit and bank guarantees primarily to collateralize the Company’s insurance and lease obligations. The Company had $84.9 million of these standby letters of credit and bank guarantees outstanding as of November 3, 2024.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 4, 2024 for further discussion of the Company’s debt.

8. INCOME TAXES

The effective income tax rates for the thirteen weeks ended November 3, 2024 and October 29, 2023 were 21.0% and 22.2%, respectively. The effective income tax rates for the thirty-nine weeks ended November 3, 2024 and October 29, 2023 were 13.3% and 22.3%, respectively.

The effective income tax rate for the thirteen weeks ended November 3, 2024 was lower than the prior year period primarily due to a change in the mix of international and domestic earnings.

The effective income tax rate for the thirty-nine weeks ended November 3, 2024 was lower than the prior year period primarily due to (i) a favorable change in the Company’s uncertain tax positions resulting in a benefit to the Company’s 2024 effective income tax rate of 6.5% from the settlement of a multi-year audit in an international jurisdiction in the second quarter of 2024 and (ii) a change in the mix of international and domestic earnings.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,222.6 million and $1,211.0 million, respectively, as of November 3, 2024, $1,201.6 million and $1,209.4 million, respectively, as of February 4, 2024 and $1,148.9 million and $1,183.7 million, respectively, as of October 29, 2023. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	11/3/24		2/4/24		10/29/23		11/3/24		2/4/24		10/29/23
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$8.0	$1.1	$13.2	$0.5	$26.5	$2.6	$1.3	$0.1	$2.4	$0.4	$0.1	$—
Cross-currency swap contracts (net investment hedges)	3.8	—	6.4	—	4.8	9.0	—	—	—	1.3	—	—
Undesignated contracts:
Foreign currency forward contracts	5.1	—	1.9	—	4.7	—	0.7	—	1.1	—	0.5	—
Total	$16.9	$1.1	$21.5	$0.5	$36.0	$11.6	$2.0	$0.1	$3.5	$1.7	$0.6	$—

The notional amount outstanding of foreign currency forward contracts was $1,341.0 million at November 3, 2024. Such contracts expire principally between November 2024 and April 2026.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)

Thirteen Weeks Ended	11/3/24	10/29/23
Foreign currency forward contracts (inventory purchases)	$6.7	$39.8
Foreign currency borrowings (net investment hedges)	8.6	50.5
Cross-currency swap contracts (net investment hedges)	4.4	15.2
Total	$19.7	$105.5

Thirty-Nine Weeks Ended	11/3/24	10/29/23
Foreign currency forward contracts (inventory purchases)	$10.6	$47.8
Foreign currency borrowings (net investment hedges)	(5.1)	33.6
Cross-currency swap contracts (net investment hedges)	3.9	15.2
Total	$9.4	$96.6

	Amount of Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	11/3/24	10/29/23		11/3/24	10/29/23
Foreign currency forward contracts (inventory purchases)	$5.3	$6.3	Cost of goods sold	$938.5	$1,023.5
Cross-currency swap contracts (net investment hedges)	1.7	1.4	Interest expense	23.0	24.3
Total	$7.0	$7.7

Thirty-Nine Weeks Ended	11/3/24	10/29/23		11/3/24	10/29/23
Foreign currency forward contracts (inventory purchases)	$17.3	$16.5	Cost of goods sold	$2,520.1	$2,865.8
Cross-currency swap contracts (net investment hedges)	5.2	1.4	Interest expense	69.1	75.5
Total	$22.5	$17.9

A net gain in AOCL on foreign currency forward contracts at November 3, 2024 of $10.7 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. Amounts recognized in AOCL for the effective portion of the Company’s net investment hedges, including amounts associated with the 3 5/8% senior notes redeemed in April 2024, would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain Recognized in SG&A Expenses
Thirteen Weeks Ended	11/3/24	10/29/23
Foreign currency forward contracts (1)	$2.5	$13.1

Thirty-Nine Weeks Ended	11/3/24	10/29/23
Foreign currency forward contracts (1)	$0.3	$10.3

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of November 3, 2024.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	11/3/24				2/4/24				10/29/23
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$14.2	N/A	$14.2	N/A	$15.6	N/A	$15.6	N/A	$33.8	N/A	$33.8
Cross-currency swap contracts (net investment hedges)	N/A	3.8	N/A	3.8	N/A	6.4	N/A	6.4	N/A	13.8	N/A	13.8
Rabbi trust assets	14.5	N/A	N/A	14.5	9.9	N/A	N/A	9.9	8.9	N/A	N/A	8.9
Total Assets	$14.5	$18.0	N/A	$32.5	$9.9	$22.0	N/A	$31.9	$8.9	$47.6	N/A	$56.5

Liabilities:
Foreign currency forward contracts	N/A	$2.1	N/A	$2.1	N/A	$3.9	N/A	$3.9	N/A	$0.6	N/A	$0.6
Cross-currency swap contracts (net investment hedges)	N/A	—	N/A	—	N/A	1.3	N/A	1.3	N/A	—	N/A	—
Total Liabilities	N/A	$2.1	N/A	$2.1	N/A	$5.2	N/A	$5.2	N/A	$0.6	N/A	$0.6

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

	11/3/24		2/4/24		10/29/23
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$1.6	$12.9	$0.8	$9.1	$1.4	$7.5

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains (losses) recognized on the rabbi trust investments were immaterial during the thirty-nine weeks ended November 3, 2024 and October 29, 2023.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, property, plant and equipment, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value. There were no impairments recorded during the thirty-nine weeks ended November 3, 2024 and October 29, 2023.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	11/3/24		2/4/24		10/29/23
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$559.6	$559.6	$707.6	$707.6	$357.6	$357.6
Short-term borrowings	—	—	—	—	18.0	18.0
Long-term debt (including portion classified as current)	2,165.3	2,176.5	2,169.2	2,159.5	2,236.5	2,186.9

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

Net income for the thirty-nine weeks ended November 3, 2024 and October 29, 2023 included $39.1 million and $39.5 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $4.8 million in each year.

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirty-nine weeks ended November 3, 2024 and the resulting weighted average grant date fair value per stock option:

11/3/24
Weighted average risk-free interest rate	4.33%
Weighted average expected stock option term (in years)	6.25
Weighted average Company volatility	53.32%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per stock option	$60.96

Stock option activity for the thirty-nine weeks ended November 3, 2024 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 4, 2024	513	$94.05
Granted	58	109.75
Exercised	60	121.28
Forfeited / Expired	7	115.13
Outstanding at November 3, 2024	504	$92.31

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the thirty-nine weeks ended November 3, 2024 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 4, 2024	1,175	$80.79
Granted	508	109.33
Vested	417	79.97
Forfeited	150	87.81
Non-vested at November 3, 2024	1,116	$93.14

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the thirty-nine weeks ended November 3, 2024 and the resulting weighted average grant date fair value:

11/3/24
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

Total PSU activity for the thirty-nine weeks ended November 3, 2024 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 4, 2024	236	$102.29
Granted	127	122.76
Reduction due to market conditions achieved below target	1	157.70
Vested	55	124.12
Forfeited	—	—
Non-vested at November 3, 2024	307	$106.68

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended November 3, 2024 and October 29, 2023:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 4, 2024	$(768.7)		$15.1	$(753.6)
Other comprehensive (loss) income before reclassifications	(25.5)	(1)(2)	7.9	(17.6)
Less: Amounts reclassified from AOCL	3.9		12.5	16.4
Other comprehensive loss	(29.4)		(4.6)	(34.0)
Balance, November 3, 2024	$(798.1)		$10.5	$(787.6)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, January 29, 2023	$(710.1)		$(3.0)	$(713.1)
Other comprehensive (loss) income before reclassifications	(113.5)	(1)(3)	34.8	(78.7)
Less: Amounts reclassified from AOCL	1.1		11.8	12.9
Other comprehensive (loss) income	(114.6)		23.0	(91.6)
Balance, October 29, 2023	$(824.7)		$20.0	$(804.7)

(1) Foreign currency translation adjustments included a net (loss) gain on net investment hedges of $(0.9) million and $36.7 million during the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the Mexican peso and the Brazilian real.

(3) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro and certain currencies in the Asia-Pacific region (primarily the Chinese yuan and the Australian dollar).

The following table presents reclassifications from AOCL to earnings for the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/3/24	10/29/23	11/3/24	10/29/23
Realized gain on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$5.3	$6.3	$17.3	$16.5	Cost of goods sold
Less: Tax effect	1.5	1.7	4.8	4.7	Income tax expense
Total, net of tax	$3.8	$4.6	$12.5	$11.8

Foreign currency translation adjustments:
Cross-currency swap contracts (net investment hedges)	$1.7	$1.4	$5.2	$1.4	Interest expense
Less: Tax effect	0.4	0.3	1.3	0.3	Income tax expense
Total, net of tax	$1.3	$1.1	$3.9	$1.1

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

During the thirty-nine weeks ended November 3, 2024 and October 29, 2023, the Company purchased 2.4 million shares and 3.2 million shares, respectively, of its common stock under the program in open market transactions for $254.2 million (excluding excise taxes of $2.2 million) and $268.4 million (excluding excise taxes of $2.3 million), respectively. As of November 3, 2024, the repurchased shares were held as treasury stock and $2.019 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

14. EXIT ACTIVITY COSTS

Growth Driver 5 Actions

In line with the fifth growth driver of the PVH+ Plan — drive efficiencies and invest in growth — the Company embarked on a multi-year initiative to simplify its operating model by centralizing certain processes and improving systems and automation to drive more efficient and cost-effective ways of working across the organization, through four main pillars: (i) delivering a single global technology stack, (ii) redesigning the Company’s global distribution network, (iii) reengineering the operating model in Europe, and (iv) streamlining and optimizing the Company’s support functions globally (referred to as “Growth Driver 5 Actions”).

The Company expects to generate annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support this initiative largely completed by the end of 2025. In connection with this initiative, the Company recorded pre-tax severance, termination benefits and other employee costs during the thirteen and thirty-nine weeks ended November 3, 2024 of $12.2 million and $27.5 million, respectively. In addition, the Company sold a warehouse and distribution center during the third quarter of 2024 in connection with this initiative, resulting in a pre-tax gain of $9.5 million that was recorded during the thirteen and thirty-nine weeks ended November 3, 2024 and included in other gain in the Company’s Consolidated Statements of Operations. Such amount represents the consideration received, less costs to sell. The warehouse and distribution center assets had no remaining value at the time of the sale. The Company expects to incur additional pre-tax costs in connection with this initiative, consisting primarily of severance, termination benefits and other employee costs, of approximately $15 million during the remainder of 2024 and additional costs during 2025, however the additional costs cannot be quantified at this time.

The pre-tax severance, termination benefits and other employee costs incurred in connection with the Growth Driver 5 Actions were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During the Thirteen Weeks Ended 11/3/24	Costs Incurred During the Thirty-Nine Weeks Ended 11/3/24	Cumulative Costs Incurred
Tommy Hilfiger North America	$—	$1.4	$1.4
Tommy Hilfiger International	5.5	12.8	12.8
Calvin Klein North America	—	1.4	1.4
Calvin Klein International	1.9	7.1	7.1
Corporate (1)	4.8	4.8	4.8
Total	$12.2	$27.5	$27.5

(1) Corporate expenses are not allocated to any reportable segment.

The pre-tax gain of $9.5 million related to the sale of a warehouse and distribution center during the thirteen and thirty-nine weeks ended November 3, 2024 was recorded in other gain in corporate expenses not allocated to any reportable segment.

Please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/4/24	Costs Incurred During the Thirty-Nine Weeks Ended 11/3/24	Costs Paid During the Thirty-Nine Weeks Ended 11/3/24	Liability at 11/3/24
Severance, termination benefits and other employee costs	$—	$27.5	$4.3	$23.2

2022 Cost Savings Initiative

The Company announced in August 2022 that it would be taking steps to streamline its organization and simplify its ways of working. Included in this was a planned reduction in people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement, which was completed. These reductions have resulted in annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded pre-tax severance, termination benefits and other employee costs of $81.5 million during 2022 and 2023, of which $18.8 million and $57.8 million was incurred during the thirteen and thirty-nine weeks ended October 29, 2023, respectively. All expected costs related to this initiative were incurred by the end of 2023.

The pre-tax costs incurred in connection with the 2022 cost savings initiative were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During the Thirteen Weeks Ended 10/29/23	Costs Incurred During the Thirty-Nine Weeks Ended 10/29/23	Cumulative Costs Incurred
Tommy Hilfiger North America	$5.4	$11.8	$17.4
Tommy Hilfiger International	3.6	15.9	19.8
Calvin Klein North America	2.6	8.5	13.7
Calvin Klein International	1.7	10.2	14.3
Heritage Brands Wholesale	3.2	7.8	10.4
Corporate (1)	2.3	3.6	5.9
Total	$18.8	$57.8	$81.5

(1) Corporate expenses are not allocated to any reportable segment.

Please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/4/24	Costs Paid During the Thirty-Nine Weeks Ended 11/3/24	Liability at 11/3/24
Severance, termination benefits and other employee costs	$20.4	$16.3	$4.1

15. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	11/3/24	10/29/23	11/3/24	10/29/23

Net income	$131.9	$161.6	$441.3	$391.8

Weighted average common shares outstanding for basic net income per common share	55.8	60.3	56.4	61.7
Weighted average impact of dilutive securities	0.5	0.5	0.7	0.6
Total shares for diluted net income per common share	56.3	60.8	57.1	62.3

Basic net income per common share	$2.37	$2.68	$7.83	$6.35

Diluted net income per common share	$2.34	$2.66	$7.74	$6.29

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/3/24	10/29/23	11/3/24	10/29/23

Weighted average potentially dilutive securities	0.6	1.1	0.4	1.0

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of November 3, 2024 and October 29, 2023 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.4 million and 0.3 million as of November 3, 2024 and October 29, 2023, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

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

The Company’s revenue by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/3/24	(1)	10/29/23	(1)	11/3/24	(1)	10/29/23	(1)
Revenue – Tommy Hilfiger North America
Net sales	$318.1		$326.9		$885.7		$891.2
Royalty revenue	25.5		25.6		69.0		64.4
Advertising and other revenue	6.2		6.7		15.2		15.5
Total	349.8		359.2		969.9		971.1

Revenue – Tommy Hilfiger International
Net sales	830.5		831.1		2,281.3		2,444.1
Royalty revenue	16.0		15.6		43.8		45.2
Advertising and other revenue	4.6		4.0		12.6		13.0
Total	851.1		850.7		2,337.7		2,502.3

Revenue – Calvin Klein North America
Net sales	287.7		310.0		797.1		807.6
Royalty revenue	41.6		51.0		116.3		121.1
Advertising and other revenue	12.5		14.5		32.1		35.9
Total	341.8		375.5		945.5		964.6

Revenue – Calvin Klein International
Net sales	634.5		627.4		1,819.8		1,836.0
Royalty revenue	14.7		15.5		37.5		41.3
Advertising and other revenue	2.9		3.8		8.2		8.2
Total	652.1		646.7		1,865.5		1,885.5

Revenue – Heritage Brands Wholesale
Net sales	60.2		130.4		162.4		403.2
Royalty revenue	0.1		0.3		0.2		0.8
Advertising and other revenue	—		0.1		0.1		0.3
Total	60.3		130.8		162.7		404.3

Total Revenue
Net sales	2,131.0		2,225.8		5,946.3		6,382.1
Royalty revenue	97.9		108.0		266.8		272.8
Advertising and other revenue	26.2		29.1		68.2		72.9
Total	$2,255.1		$2,362.9		$6,281.3		$6,727.8

(1) Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/3/24	(1)	10/29/23	(1)	11/3/24	(1)	10/29/23	(1)
Wholesale net sales	$1,203.1		$1,301.6		$3,155.4		$3,555.8

Owned and operated retail stores	760.0		754.7		2,293.9		2,305.0
Owned and operated digital commerce sites	167.9		169.5		497.0		521.3
Retail net sales	927.9		924.2		2,790.9		2,826.3
Net sales	2,131.0		2,225.8		5,946.3		6,382.1
Royalty revenue	97.9		108.0		266.8		272.8
Advertising and other revenue	26.2		29.1		68.2		72.9
Total	$2,255.1		$2,362.9		$6,281.3		$6,727.8

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

The Company’s income before interest and taxes by segment was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/3/24	(1)	10/29/23	(1)	11/3/24	(1)	10/29/23	(1)
Income before interest and taxes – Tommy Hilfiger North America	$32.6	(3)(4)	$39.5	(5)	$91.3	(4)(6)	$55.0	(8)

Income before interest and taxes – Tommy Hilfiger International	58.0	(3)(4)	90.8	(5)	202.1	(4)(6)	290.5	(8)

Income before interest and taxes – Calvin Klein North America	40.1		48.8	(5)	114.5	(6)	71.4	(8)

Income before interest and taxes – Calvin Klein International	84.5	(3)	94.9	(5)	255.7	(6)	275.5	(8)

Income before interest and taxes – Heritage Brands Wholesale	10.3		3.9	(5)	33.2	(7)	21.5	(8)

Loss before interest and taxes – Corporate(2)	(42.4)	(3)	(48.1)	(5)	(134.7)	(6)	(142.0)	(8)
Income before interest and taxes	$183.1		$229.8		$562.1		$571.9

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

(3) Income (loss) before interest and taxes for the thirteen weeks ended November 3, 2024 included net costs of $2.7 million incurred related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs,” consisting principally of severance and a gain in connection with the sale of a warehouse and distribution center. Such costs were included in the Company’s segments as follows: $5.5 million in Tommy Hilfiger International, $1.9 million in Calvin Klein International, and a net gain of $(4.7) million in corporate expenses not allocated to any reportable segments. Please see Note 14, “Exit Activity Costs,” for further discussion.

(4) Income before interest and taxes for the thirteen and thirty-nine weeks ended November 3, 2024 included costs of $50.7 million incurred in connection with an amendment to Mr. Tommy Hilfiger’s employment agreement pursuant to which the Company made a cash buyout of a portion of the future payment obligations. Such costs were included in the Company’s segments as follows: $17.1 million in Tommy Hilfiger North America and $33.6 million in Tommy Hilfiger International.

(5) Income (loss) before interest and taxes for the thirteen weeks ended October 29, 2023 included costs of $18.8 million incurred related to the 2022 cost savings initiative described in Note 14, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $5.4 million in Tommy Hilfiger North America, $3.6 million in Tommy Hilfiger International, $2.6 million in Calvin Klein North America, $1.7 million in Calvin Klein International, $3.2 million in Heritage Brands Wholesale and $2.3 million in corporate expenses not allocated to any reportable segments. Please see Note 14, “Exit Activity Costs,” for further discussion.

(6) Income (loss) before interest and taxes for the thirty-nine weeks ended November 3, 2024 included net costs of $18.0 million incurred related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs,” consisting principally of severance and a gain in connection with the sale of a warehouse and distribution center. Such costs were included in the Company’s segments as follows: $1.4 million in Tommy Hilfiger North America, $12.8 million in Tommy Hilfiger International, $1.4 million in Calvin Klein North America, $7.1 million in Calvin Klein International, and a net gain of $(4.7) million in corporate expenses not allocated to any reportable segments. Please see Note 14, “Exit Activity Costs,” for further discussion.

(7) Income before interest and taxes for the thirty-nine weeks ended November 3, 2024 included a gain of $10.0 million in connection with the Heritage Brands intimates transaction due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 4, “Divestitures,” for further discussion.

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

17. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (“FASB”) issued in September 2022 an update to accounting guidance requiring disclosures that increase the transparency surrounding the use of supplier finance programs, including the key terms of the programs, and information about the obligations under these programs, including a rollforward of those obligations. The update does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of 2023 on a retrospective basis, except for the requirement to disclose rollforward information, which became effective for the Company in 2024 for annual disclosure on a prospective basis. The adoption did not have any impact on the Company’s consolidated financial statements as the guidance only pertains to financial statements footnote disclosures. Please see Note 18, “Other Comments,” for the Company’s disclosures pertaining to this update.

Accounting Guidance Issued But Not Adopted as of November 3, 2024

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

18. OTHER COMMENTS

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended November 3, 2024 totaled $84.2 million and $248.5 million, respectively. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended October 29, 2023 totaled $88.7 million and $264.2 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $46.6 million, $41.1 million and $43.9 million as of November 3, 2024, February 4, 2024 and October 29, 2023, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $422.9 million, $423.4 million and $348.3 million of the Company’s payment obligations that were outstanding as of November 3, 2024, February 4, 2024 and October 29, 2023, respectively, to financial institutions and $1,330.8 million and $1,481.8 million had been settled through the program during the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.

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

RESULTS OF OPERATIONS

Investigation by China’s Ministry of Commerce

In September 2024, China’s Ministry of Commerce (“MOFCOM”) announced that it had initiated an investigation into our business under the Provisions on the List of Unreliable Entities (“UEL Provisions”). In October 2024, we submitted a written response to MOFCOM. We do not know when MOFCOM will conclude its investigation or announce its findings (if any), nor do we know if or how we would be penalized. Approximately 6% of our revenue and approximately 16% of our income before interest and taxes was generated in China in 2023. Furthermore, if, as a result of any such penalties, it is necessary for us to cease operations in China entirely, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. We may also incur material non-cash impairment charges if we are unable to recover the carrying value of our goodwill, other indefinite-lived intangible assets and long-lived assets. Please see Risk Factors included in Part II, Item 1A. of this report for additional information.

Inflationary pressures

Inflationary pressures negatively impacted our revenue and earnings in 2023 and have continued through the first nine months of 2024, although to a lesser extent than in 2023. These include (i) increased product costs for the first half of 2023, (ii) increased labor costs and (iii) a slowdown in consumer demand for apparel and related products, as consumers have reduced discretionary spending and certain wholesale customers have taken a more cautious approach, particularly in North America beginning in the first half of 2023 and in Europe beginning in the second half of 2023. We do not expect inflationary pressures to have a negative impact on our revenue and earnings for the remainder of 2024.

Israel-Hamas War, Supply Chain Disruptions and War in Ukraine

The Israel-Hamas war, which began in October 2023, did not have a material impact on our business in 2023 and is not expected to have a material impact on our business in 2024. Less than 1% of our revenue in 2024 is expected to be generated in Israel, and less than 2% of our revenue in 2024 is expected to be generated in the Middle East, including Israel.

Attacks on commercial shipping vessels in the Red Sea that began in the fourth quarter of 2023 have led to disruption and instability in global supply chains, which have resulted in shipment delays that are impacting, and could continue to impact, our inventory and sales volume. Shipping delays have also resulted in, and may continue to result in, increased freight costs, for reasons including the need to rely on more expensive shipping routes and shipping methods (such as air freight). Such impacts did not have a material impact on our business in 2023 or in the first nine months of 2024.

The brief port strike on the East and Gulf Coasts of the United States in October 2024, which was suspended until January 15, 2025, did not have a material impact on our business in the third quarter of 2024. However, if an agreement is not reached by the end of the suspension period and the strike resumes, it may result in shipping delays and increased freight costs.

The war in Ukraine, which began in February 2022, did not have a material impact on our business in 2023 and is not expected to have a material impact on our business in 2024. Less than 1% of our revenue in 2024 is expected to be generated in Ukraine and we exited from our Russia business in the second quarter of 2022.

Outlook Uncertainty

There continues to be uncertainty in the current macroeconomic environment due to the above-mentioned items. Our 2024 outlook assumes no material worsening of current conditions. Our revenue and earnings for the remainder of 2024 may be subject to significant change as a result of these and other factors.

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

The following actions, transactions and events have impacted our results of operations and the comparability among the periods, including our full year 2024 expectations as compared to the full year 2023, as discussed below:

•We amended in September 2024 Mr. Tommy Hilfiger’s employment agreement, pursuant to which we made a cash buyout of a portion of the future payment obligation (the “Mr. Hilfiger amendment”). We recorded pre-tax costs of $51 million during the third quarter of 2024 in connection with the Mr. Hilfiger amendment.

•We embarked on a multi-year initiative beginning in the second quarter of 2024 to simplify our operating model by centralizing certain processes, and improving systems and automation to drive more efficient and cost-effective ways of working across the organization (the “Growth Driver 5 Actions”). The initiative is expected to result in annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support it largely completed by the end of 2025. We recorded pre-tax costs of $18 million during the thirty-nine weeks ended November 3, 2024 in connection with this initiative, including (i) $28 million of costs consisting principally of severance, and (ii) a $10 million gain on the sale of a warehouse and distribution center. We expect to incur additional pre-tax costs of approximately $15 million in the fourth quarter of 2024, consisting principally of severance. We expect to incur additional costs in 2025, however the additional costs cannot be quantified at this time. Please see Note 14, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Due to the above seasonal factors, our results of operations for the thirteen and thirty-nine weeks ended November 3, 2024 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended November 3, 2024 Compared With Thirteen Weeks Ended October 29, 2023

Total Revenue

Total revenue in the third quarter of 2024 was $2.255 billion compared to $2.363 billion in the third quarter of the prior year. The overall decrease in revenue of $108 million, or 5%, included (i) a 2% decline related to the Heritage Brands intimates transaction and (ii) a 1% positive impact of foreign currency translation, with the following revenue changes in our segments:

•The net reduction of an aggregate $9 million of revenue, or a 1% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a positive impact of $20 million, or 2%, related to foreign currency translation. Tommy Hilfiger International segment revenue was flat (including a 2% positive foreign currency impact). Revenue in our Tommy Hilfiger North America segment decreased 3%.

•The net reduction of an aggregate $28 million of revenue, or a 3% decrease compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a positive impact of $11 million, or 1%, related to foreign currency translation. Calvin Klein International segment revenue increased 1% (including a 2% positive foreign currency impact). Revenue in our Calvin Klein North America segment decreased 9% as the prior year period benefited from a shift in the timing of wholesale shipments from the fourth quarter into the third quarter.

•The reduction of $71 million of revenue, or a 54% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment, which included a 44% decline resulting from the Heritage Brands intimates transaction.

Our revenue through our direct-to-consumer distribution channel in the third quarter of 2024 was flat compared to the prior year period, including a 1% positive foreign currency impact. Revenue in our owned and operated stores increased 1% compared to the prior year period, including a 1% positive foreign currency impact. Sales through our directly operated digital commerce businesses decreased 1%, including a 2% positive foreign currency impact, primarily due to the continuation of our planned strategic reduction of sales in Europe to drive overall higher quality of sales in the region. Our revenue through our wholesale distribution channel decreased 8% in the third quarter of 2024, including a 1% positive foreign currency impact, primarily due to (i) a 4% decline resulting from the Heritage Brands intimates transaction, (ii) the continued planned strategic reduction of sales in Europe to drive overall higher quality of sales in the region and (iii) the impact of the timing of wholesale shipments in North America discussed above.

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

Gross profit in the third quarter of 2024 was $1.317 billion, or 58.4% of total revenue, compared to $1.339 billion, or 56.7% of total revenue, in the third quarter of the prior year. The 170 basis point increase was driven by (i) lower product costs as compared to the prior year period, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margins, (iii) a reduction in sales to lower margin wholesale accounts, primarily in Europe and (iv) the impact of the reduction in revenue as a result of the Heritage Brands intimates transaction, as the revenue from the Heritage Brands intimates business carried lower gross margins.

SG&A Expenses

SG&A expenses in the third quarter of 2024 were $1.154 billion, or 51.2% of total revenue, compared to $1.124 billion, or 47.6% of total revenue, in the third quarter of the prior year. The 360 basis point increase was primarily driven by (i) costs incurred in the third quarter of 2024 in connection with the Mr. Hilfiger amendment, (ii) the impact of the change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue, (iii) the impact from the deleveraging of expenses resulting from the decline in revenue in the third quarter of 2024 and (iv) costs incurred in the third quarter of 2024 in connection with the Growth Driver 5 Actions. These increases were partially offset by the favorable impact of (i) the 2022 costs savings initiative and (ii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income in the third quarter of 2024 was approximately $400,000 as compared to approximately $500,000 in the third quarter of the prior year. Please see Note 6, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Other Gain

We recorded a gain of $10 million related to the sale of a warehouse and distribution center in the third quarter of 2024 in connection with the Growth Driver 5 Actions. Please see Note 14, “Exit Activity Costs,” in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $11 million in the third quarter of 2024 compared to $14 million in the third quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and certain licensed and formerly PVH-owned trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed and formerly PVH-owned trademarks in the United States and Canada. Our investments in the joint ventures are being accounted for under the equity method of accounting.

Interest Expense, Net

Interest expense, net decreased to $16 million in the third quarter of 2024 from $22 million in the third quarter of the prior year primarily due to (i) an increase in interest income resulting from higher levels of invested cash and higher interest rates as compared to the prior year period and (ii) the impact of the repayment of the $100 million 7 3/4% debentures in November 2023.

Income Taxes

The effective income tax rate for the third quarter of 2024 was 21.0% compared to 22.2% in the third quarter of the prior year. The decrease in the effective income tax rate was primarily due to a change in the mix of international and domestic earnings.

Thirty-Nine Weeks Ended November 3, 2024 Compared With Thirty-Nine Weeks Ended October 29, 2023

Total Revenue

Total revenue in the thirty-nine weeks ended November 3, 2024 was $6.281 billion compared to $6.728 billion in the thirty-nine week period of the prior year. The impact of foreign currency translation on our revenue in the thirty-nine week period was not significant. The overall decrease in revenue of $447 million, or 7%, included a 3% decline related to the Heritage Brands intimates transaction with the following revenue changes in our segments:

•The net reduction of an aggregate $166 million of revenue, or a 5% decrease compared to the prior year period, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments. Tommy Hilfiger International segment revenue decreased 7% driven by a revenue decline in Europe, including our planned strategic reduction to drive overall higher quality of sales in the region, which weighed more heavily on Tommy Hilfiger revenue given the size of the business in Europe. Revenue in our Tommy Hilfiger North America segment was flat. The impact of foreign currency translation on our Tommy Hilfiger segments’ revenue in the period was not significant.

•The reduction of an aggregate $39 million of revenue, or a 1% decrease compared to the prior year period, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $13 million, or 1%, related to foreign currency translation. Calvin Klein International segment revenue decreased 1% (including a 1% negative foreign currency impact). Revenue in our Calvin Klein North America segment decreased 2%.

•The reduction of $242 million of revenue, or a 60% decrease compared to the prior year period, attributable to our Heritage Brands Wholesale segment, which includes a 48% decline resulting from the Heritage Brands intimates transaction.

Our revenue through our direct-to-consumer distribution channel in the thirty-nine weeks ended November 3, 2024 decreased 1%, including a 1% negative foreign currency impact. Revenue in our owned and operated stores was flat compared to the prior year period, including a 1% negative foreign currency impact. Sales through our directly operated digital commerce businesses decreased 5%, including a 1% negative foreign currency impact, primarily due to our planned strategic reduction of sales in Europe to drive overall higher quality of sales in the region. Our revenue through our wholesale distribution channel decreased 11%, primarily due to (i) a 6% decline resulting from the Heritage Brands intimates transaction and (ii) the planned strategic reduction of sales in Europe to drive overall higher quality of sales in the region.

We currently expect revenue for the fourth quarter of 2024 to decrease approximately 6% to 7%, inclusive of the negative impact of approximately 2% related to foreign currency translation, primarily due to (i) an expected revenue decline in the Tommy Hilfiger International segment driven by the planned strategic reduction of sales in Europe to drive overall higher quality of sales in the region, (ii) a 1% decline related to the Heritage Brands intimates transaction and (iii) a 3% decline related to the 53rd week in 2023. We currently expect revenue for the full year 2024 to decrease approximately 6% to 7% primarily due to (i) an expected revenue decline in the Tommy Hilfiger International segment driven by the planned strategic reduction of sales in Europe to drive overall higher quality of sales in the region, (ii) a 2% decline related to the Heritage Brands intimates transaction and (iii) a 1% decline related to the 53rd week in 2023. The impact of foreign currency translation on our revenue for full year 2024 is not expected to be significant.

Gross Profit

Gross profit in the thirty-nine weeks ended November 3, 2024 was $3.761 billion, or 59.9% of total revenue, compared to $3.862 billion, or 57.4% of total revenue, in the thirty-nine week period of the prior year. The 250 basis point increase was primarily driven by (i) lower product costs compared to the prior year period, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margins, (iii) a reduction in sales to lower margin wholesale accounts, primarily in Europe and (iv) the impact of the reduction in revenue as a result of the Heritage Brands intimates transaction, as the revenue from the Heritage Brands intimates business carried lower gross margins.

We currently expect that gross margin for the fourth quarter of 2024 will decrease by approximately 200 basis points compared to the fourth quarter of 2023, primarily due to (i) the impact of the shift in timing of lower margin wholesale sales in North America within the second half of the year, which are more heavily weighted towards the fourth quarter this year as compared to the prior year, (ii) a moderate increase in promotional selling as compared to the prior year period due to continued softness in the consumer backdrop in the United States and China, and (iii) an increase in freight costs as compared to the prior year period due to recent disruptions in a couple of our key sourcing locations as well as Red Sea surcharges.

We currently expect that gross margin for the full year 2024 will increase by approximately 120 basis points compared to 2023. Our expectation for full year 2024 includes increases primarily as a result of (i) lower product costs as compared to 2023, which benefited us more significantly in the first half of the year, (ii) the change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023, as our direct-to-consumer distribution channel is expected to be a larger proportion of total revenue in 2024 and carries higher gross margins and (iii) the above-mentioned reduction in revenue as a result of the Heritage Brands intimates transaction. These increases are expected to be partially offset by increased promotional selling in the fourth quarter of 2024 due to continued softness in the consumer backdrop in the United States and China.

SG&A Expenses

SG&A expenses in the thirty-nine weeks ended November 3, 2024 were $3.255 billion, or 51.8% of total revenue, compared to $3.326 billion, or 49.4% of total revenue, in the thirty-nine week period of the prior year. The 240 basis point increase was primarily driven by (i) the impact of the change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue, (ii) the impact from the deleveraging of expenses resulting from the decline in revenue in the first nine months of 2024, (iii) costs incurred in the third quarter of 2024 in connection with the Mr. Hilfiger amendment and (iv) costs incurred in connection with the Growth Driver 5 Actions. These increases were partially offset by the favorable impact of (i) the 2022 costs savings initiative and (ii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

We currently expect that SG&A expenses as a percentage of revenue for the fourth quarter of 2024 will be relatively flat compared to the fourth quarter of 2023. We currently expect that SG&A expenses as a percentage of revenue for the full year 2024 will increase approximately 170 basis point as compared to 2023. Our expectation for full year 2024 includes an increase primarily as a result of (i) the above-mentioned change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023, (ii) the impact from the deleveraging of expenses resulting from the expected decline in revenue in 2024, (iii) costs incurred in the third quarter of 2024 in connection with the Mr. Hilfiger amendment and (iv) costs incurred in connection with the Growth Driver 5 Actions. These increases are expected to be partially offset by (i) the favorable impact of the 2022 cost savings initiative and (ii) cost efficiencies across the business as we continue to take a disciplined approach to managing expenses.

Non-Service Related Pension and Postretirement Income

Non-service related pension and postretirement income was $1 million in each of the thirty-nine weeks ended November 3, 2024 and October 29, 2023.

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

Other Gain

We recorded a gain of $10 million related to the sale of a warehouse and distribution center in the third quarter of 2024 in connection with the Growth Driver 5 Actions. Please see Note 14, “Exit Activity Costs,” in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $35 million in each of the thirty-nine weeks ended November 3, 2024 and October 29, 2023. These amounts relate to our share of income (loss) from our unconsolidated affiliates as described in the thirteen weeks discussion above. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the fourth quarter and the full year 2024 will be relatively flat as compared to fourth quarter and full year 2023.

Interest Expense, Net

Interest expense, net decreased to $53 million in the thirty-nine weeks ended November 3, 2024 from $68 million in the thirty-nine week period of the prior year, primarily due to (i) an increase in interest income resulting from higher levels of invested cash and higher interest rates as compared to the prior year period and (ii) the impact of the repayment of the $100 million 7 3/4% debentures in November 2023.

Interest expense, net for the fourth quarter and full year 2024 are currently expected to be approximately $15 million and approximately $68 million, respectively, a decrease compared to $20 million and $88 million, respectively, in 2023, primarily due to (i) an increase in interest income resulting from higher levels of invested cash and higher interest rates as compared to the prior year period and (ii) the impact of the repayment of the $100 million 7 3/4% debentures in November 2023.

Income Taxes

The effective income tax rate for the thirty-nine weeks ended November 3, 2024 was 13.3% compared to 22.3% in the thirty-nine week period of the prior year. The decrease in the effective income tax rate was primarily due to (i) a favorable change in our uncertain tax positions resulting in a benefit to our effective tax rate of 6.5% from the settlement of a multi-year audit in an international jurisdiction in the second quarter of 2024 and (ii) a change in the mix of international and domestic earnings.

We currently expect that our effective income tax rate for the fourth quarter and full year 2024 will be approximately 20% and 15%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at November 3, 2024 was $560 million, a decrease of $148 million from $708 million at February 4, 2024. The change in cash and cash equivalents included the impact of (i) $256 million of completed common stock repurchases under the stock repurchase program, (ii) $553 million of net proceeds from the issuance of €525 million principal amount of 4 1/8% senior notes due 2029 and (iii) the $562 million redemption of €525 million principal amount of 3 5/8% senior notes due 2024. We ended the third quarter of 2024 with approximately $1.4 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2024 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities of approximately $12 million, subject to exchange rate fluctuations, (ii) expected common stock repurchases under our stock repurchase program of approximately $400 million and (iii) expected capital expenditures of approximately $200 million.

As of November 3, 2024, $227 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions in which we would expect to incur material tax costs upon distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $254 million in the thirty-nine weeks ended November 3, 2024 compared to $312 million in the thirty-nine weeks ended October 29, 2023. The decrease in cash provided by operating activities as compared to the prior year period was primarily driven by changes in our working capital, including changes in inventories net of the related change in payables, primarily as a result of (a) an increase in inventories in the current year period due to early receipts of inventory in the current quarter and (b) a reduction in inventories in the prior year period from the elevated levels of inventory we experienced in the second half of 2022.

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

Investments in Unconsolidated Affiliates

We received dividends of $42 million and $30 million from our investments in unconsolidated affiliates during the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively. These dividends are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Heritage Brands Intimates Transaction

We completed the sale of our women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 for net proceeds of $156 million, which we received in the fourth quarter of 2023. Due to the accelerated realization of the earnout provided for in the agreement with Basic Resources that occurred during the first quarter of 2024, we are receiving additional proceeds of $10 million, which is being paid to us in installments through the first quarter of 2025. We received $5 million of the earnout during the thirty-nine weeks ended November 3, 2024. Please see Note 4, “Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Sale of Warehouse and Distribution Center

We completed the sale of a warehouse and distribution center in the third quarter of 2024 for net proceeds of $10 million in connection with our multi-year initiative to simplify our operating model by centralizing certain processes, and improving systems and automation to drive more efficient and cost-effective ways of working across the organization. Please see Note 14, “Exit Activity Costs,” in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended November 3, 2024 were $115 million compared to $163 million in the thirty-nine weeks ended October 29, 2023. We currently expect that capital expenditures for the full year 2024 will be approximately $200 million as compared to $245 million in 2023 and will primarily consist of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America.

Dividends

Cash dividends paid on our common stock totaled $6 million and $7 million during the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.

Additionally, we declared a $0.0375 per share dividend on our common stock in the third quarter of 2024 to be paid in the fourth quarter of 2024. We currently project that cash dividends paid on our common stock in 2024 will be approximately $9 million based on our current dividend rate, the number of shares of our common stock outstanding as of November 3, 2024, our estimate of stock to be issued during 2024 under our stock incentive plan and our estimate of stock repurchases for the remainder of 2024.

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

During the thirty-nine weeks ended November 3, 2024 and October 29, 2023, we purchased 2.4 million shares and 3.2 million shares, respectively, of our common stock under the program in open market transactions for $254 million (excluding excise taxes of $2 million) and $268 million (excluding excise taxes of $2 million), respectively. Purchases of $0.4 million were accrued for in our Consolidated Balance Sheet as of November 3, 2024. Purchases of $2 million that were accrued for in our Consolidated Balance Sheet as of February 4, 2024 were paid in the first quarter of 2024. As of November 3, 2024, the repurchased shares were held as treasury stock and $2.019 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

We currently expect common stock repurchases under the stock repurchase program of approximately $400 million for the full year 2024.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	11/3/24	2/4/24	10/29/23
Short-term borrowings	$—	$—	$18
Current portion of long-term debt	511	578	665
Finance lease obligations	7	10	10
Long-term debt	1,654	1,592	1,571
Stockholders’ equity	5,288	5,119	5,054

In addition, we had $560 million, $708 million and $358 million of cash and cash equivalents as of November 3, 2024, February 4, 2024 and October 29, 2023, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of November 3, 2024.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $202 million based on exchange rates in effect on November 3, 2024 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of November 3, 2024.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of November 3, 2024.

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $3 million in each of the thirty-nine weeks ended November 3, 2024 and October 29, 2023.

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

We made payments totaling $9 million on our term loan under the 2022 facilities in each of the thirty-nine weeks ended November 3, 2024 and October 29, 2023. We currently expect to make total long-term debt repayments of approximately $12 million, subject to exchange rate fluctuations, for the full year 2024.

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

We intend to allocate an amount equal to the net proceeds of the offering to finance or refinance new or existing environmental Eligible Projects focused mainly on sustainable materials and packaging and circularity, as defined in the prospectus relating to the notes offering. Pending allocation to Eligible Projects, we utilized the net proceeds of the offering, together with other available funds, to redeem the €525 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

We may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of November 3, 2024, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of November 3, 2024, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a positive outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2024. During the thirty-nine weeks ended November 3, 2024, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 4, 2024.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of November 3, 2024 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of November 3, 2024. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at November 3, 2024, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.6 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of November 3, 2024, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

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

During the thirty-nine weeks ended November 3, 2024, we recognized unfavorable foreign currency translation adjustments of $25 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar against the Mexican peso and the Brazilian real of 15% since February 4, 2024. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 40% of our $5.4 billion total goodwill and other intangible assets as of November 3, 2024. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward contracts outstanding at November 3, 2024, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $115 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Investigation by China’s Ministry of Commerce

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the UEL Provisions upon the suspicion that we (i) suspended normal transactions with Chinese entities or individuals, (ii) adopted discriminatory measures against products produced in or made from raw materials or component parts from China’s Xinjiang Uyghur Autonomous Region, and (iii) violated normal market trading principles. In October 2024, we submitted a written response to MOFCOM. We do not know when MOFCOM will conclude its investigation or announce its findings (if any), nor do we know if or how we would be penalized. According to the UEL Provisions, potential penalties if we are placed on the UEL could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. No penalties have been imposed on us at this time. The practical impact of any such restrictions or prohibitions could include our inability to produce goods in China for sale elsewhere, our inability to sell goods on a wholesale or retail basis in China, or our inability to make investments in China. Please see Item 1A. Risk Factors for additional information.

Other Matters

We are a party to certain litigations which, in management’s judgment based, in part, on the opinion of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 4, 2024 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of November 3, 2024 except as described below.

China’s Ministry of Commerce has announced an investigation into our business, which could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations.

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the UEL Provisions. In October 2024, we submitted a written response to MOFCOM. We do not know when MOFCOM will conclude its investigation or announce its findings (if any), nor do we know if or how we would be penalized. According to the UEL Provisions, potential penalties if we are placed on the UEL could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. No penalties have been imposed on us at this time. The practical impact of any such restrictions or prohibitions could include our inability to produce goods in China for sale elsewhere, our inability to sell goods on a wholesale or retail basis in China, or our inability to make investments in China.

We cannot currently predict the duration or outcome of the investigation or any actions that may ultimately be taken by MOFCOM. The investigation, and any future decision to place us on the UEL or to take action to impose and enforce penalties or restrictions against us, could have a material adverse effect on our revenue and results of operations. Furthermore, if, as a result of any such penalties or restrictions, it is necessary for us to cease operations in China entirely, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. We may also incur material non-cash impairment charges if we are unable to recover the carrying value of our goodwill, other indefinite-lived intangible assets and long-lived assets. Additionally, if the production of our products in China ceases, our business could be impacted more broadly and we may need or decide to shift production to other jurisdictions. Please see the risk factors entitled “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.” and “We depend on third parties to manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business.” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 4, 2024 for additional information.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)(3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
August 5, 2024 -
September 1, 2024	81,137	$98.65	81,076	$2,040,472,252
September 2, 2024 -
October 6, 2024	148,395	96.13	134,745	2,027,482,487
October 7, 2024 -
November 3, 2024	82,398	97.14	82,246	2,019,493,810
Total	311,930	$97.05	298,067	$2,019,493,810

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

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2024 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

(3) Average price paid per share (or unit) excludes excise taxes.

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended November 3, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PVH CORP.
Registrant

Dated:	December 9, 2024	/s/ JAMES W. HOLMES
James W. Holmes
Executive Vice President and Controller (Principal Accounting Officer)