Form 10-K
period 2025-02-02
PVH CORP. /DE/
filed 2025-04-01
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	February 2, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number	001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 4, 2024 (the last business day of the registrant’s most recently completed second quarter) was $5,273,956,355.
Number of shares of Common Stock outstanding as of March 14, 2025: 52,636,943

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2025	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022, the 2021 sale of assets of, and exit from, our Heritage Brands menswear and retail businesses, the November 2023 sale of the Heritage Brands women’s intimate apparel business to focus on our Calvin Klein and Tommy Hilfiger businesses and our current multi-year initiative to simplify our operating model; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the announced, in-process plan to bring in house a significant portion of the product categories that are or had been licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by us; (iv) we have significant levels of outstanding debt and borrowing capacity and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) restrictions, including quotas and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands, as well as our brands’ values; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; (xviii) the impacts of the decision by China’s Ministry of Commerce to place us on the List of Unreliable Entities, including the impact of any fines imposed, or restrictions or prohibitions on us that have the effect of limiting or prohibiting our ability to do business in China; and (xix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PVH Corp.
Form 10-K
For the Year Ended February 2, 2025

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2024 year commenced on February 5, 2024 and ended on February 2, 2025; our 2023 year commenced on January 30, 2023 and ended on February 4, 2024; and our 2022 year commenced on January 31, 2022 and ended on January 29, 2023.

References in this report to the brand names TOMMY HILFIGER, TOMMY JEANS, Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear, Calvin Klein Sport, which are owned, Warner’s, Olga and True&Co., which we owned until November 27, 2023, Van Heusen and Nike, which we license for certain product categories, and to other brand names owned by us or licensed to us by third parties, are to registered and common law trademarks and are identified by italicizing the brand name.

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

Company Overview

We are one of the largest global apparel companies in the world. We have approximately 28,000 associates, operate in more than 40 countries and generated $8.7 billion, $9.2 billion and $9.0 billion in revenues in 2024, 2023 and 2022, respectively. Our global iconic lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue during each of 2024, 2023 and 2022.

In addition to TOMMY HILFIGER and Calvin Klein, which are owned, we previously owned a portfolio of other brands, including Warner’s, Olga and True&Co., which we owned until November 27, 2023, and Van Heusen, which we owned through the second quarter of 2021. We currently license Van Heusen, along with Nike and other brands, from third parties for certain product categories. We refer to our currently or previously owned and licensed trademarks, other than TOMMY HILFIGER and Calvin Klein, as our “heritage brands” and the businesses we currently operate or previously operated under the heritage brands as our “Heritage Brands business.”

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

Our directly operated businesses in North America during 2024 consisted principally of (i) wholesale sales under our owned and licensed trademarks; and (ii) the operation of retail stores, principally in premium outlet centers, and digital commerce sites under our TOMMY HILFIGER and Calvin Klein trademarks. Our directly operated businesses outside of North

America consisted principally of (i) our wholesale and retail store sales and the operation of digital commerce sites in Europe and the Asia-Pacific region under our TOMMY HILFIGER trademarks; and (ii) our wholesale and retail store sales and the operation of digital commerce sites in Europe, the Asia-Pacific region and Brazil under our Calvin Klein trademarks. Our licensing activities principally related to the licensing worldwide of our TOMMY HILFIGER and Calvin Klein trademarks for a broad array of product categories and for use in certain territories.

We have evolved from our 1881 roots to become a global company of iconic brands through a combination of transformative acquisitions and by successfully growing our brands globally across all channels of distribution. Our key acquisitions include the acquisition of Calvin Klein, Inc. and certain affiliated companies (“Calvin Klein”) in February 2003, the acquisition of Tommy Hilfiger B.V. and certain affiliated companies (“Tommy Hilfiger”) in May 2010, and the acquisition of The Warnaco Group, Inc. and its subsidiaries in February 2013. We also have acquired several regional licensed businesses and will continue to explore strategic acquisitions of licensed businesses, trademarks and companies, license take-backs and licensing opportunities that we believe are additive to our overall business.

We extended in November 2022 most of our licensing agreements with G-III Apparel Group, Ltd. (“G-III”) for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2027, the first of which occurred at the end of calendar 2023. Upon expiration, we have been bringing and intend to continue to bring in house a significant portion of the licensed product categories and directly operate these businesses.

We completed the sale of our women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”).

Reportable Segments

We aggregate our reportable segments for purposes of discussion in this report into three main businesses: (i) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; (ii) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments; and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale segment. Note 19, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, cost of goods sold, marketing expenses, income (loss) before interest and taxes, assets, depreciation and amortization, and capital expenditures related to each segment, as well as information regarding our revenue generated by distribution channel and based on geographic location, and the geographic locations where our net property, plant and equipment is held.

The businesses discussed in this Annual Report on Form 10-K reflect the reportable segments that existed through the end of 2024. Effective February 3, 2025, the first day of 2025, we changed our reportable segments to be region-focused to align with changes in our business and organizational structure. These changes included the restructuring of the executive leadership structure directly reporting to our Chief Executive Officer, who is our chief operating decision maker (“CODM”). Our new reportable segments are: (i) Americas, (ii) Europe, the Middle East and Africa, (iii) Asia-Pacific, and (iv) Licensing. The new reportable segments reflect the way the Company is currently being managed and for which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance. Our historical segment reporting will be recast in future filings to reflect the new organizational structure.

Tommy Hilfiger Business Overview

TOMMY HILFIGER is one of the world’s most recognized premium lifestyle brands, welcoming and inspiring consumers since 1985. Originally established in New York City and infused with the spirit of Americana, the brand is defined by its red, white and blue DNA, rooted in expressions that are vibrant, confident and brave. Inspired by a relentless pursuit of writing new rules for fashion and pop culture, TOMMY HILFIGER embraces everything that brings to life the American Dream. The brand’s collections celebrate “Prep made Modern,” fusing timeless classics with a fresh twist. Founder Tommy Hilfiger remains our Principal Designer and provides guidance and inspiration for the design process. Global retail sales of products sold under the TOMMY HILFIGER brands, including sales of our licensees’ products, were approximately $9 billion in 2024.

The TOMMY HILFIGER brands principally consist of TOMMY HILFIGER and TOMMY JEANS, which build on a legacy of groundbreaking partnerships, serving as creative platforms for collaborations and capsule collections, and vary in terms of price point, product offerings, target consumer or distribution channel. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on tommy.com websites around the world, and principally consist of men’s, women’s and kids’ sportswear, denim, underwear, swimwear, accessories and footwear. The products sold under the brands include those produced under license agreements with third parties for a broad range of lifestyle products, including footwear and accessories, eyewear, watches and jewelry, as well as for certain territories.

We, along with Tommy Hilfiger’s licensees and other authorized users of the brands, advertise, market and promote the TOMMY HILFIGER brands globally. Tommy Hilfiger’s global marketing and communications strategy taps into the world of F.A.M.E.S – Fashion, Art, Music, Entertainment and Sport – as a constant source of energy and inspiration. Since its inception, Tommy Hilfiger has proudly established itself at the heart of pop culture, shaping and influencing trends with relentless creativity and a forward-thinking spirit. Live events play a central role in reinforcing the brand’s cultural relevance, creating moments that expand engagement and reach. By collaborating with renowned celebrities, athletes and talent, and supporting emerging artists through major global campaigns and activations, Tommy Hilfiger is leading the way in cultivating partnerships that elevate the brand experience and power growth. With these collaborations, shared values of drive, dedication and passion with the brand are celebrated. Driven by people, places and ideas, the brand is kept relevant through investment and focus on defining what’s next.

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

Tommy Hilfiger’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

American Sportswear S.A.	Men’s, women’s and children’s apparel, footwear and accessories (Central America, South America (excluding Brazil) and the Caribbean)

F&T Apparel LLC & KHQ Investment LLC	Children’s apparel and boys’ tailored clothing (United States and Canada)

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
(1)     As noted previously, upon expiration of our license agreements with G-III in the United States and Canada we have been bringing and intend to continue to bring in house a significant portion of these product categories and directly operate these businesses.

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

Calvin Klein Business Overview

Calvin Klein is one of the world’s leading global fashion lifestyle brands with a history of bold, non-conformist ideals. Founded in New York in 1968, the brand’s minimalist and sensual aesthetic drives our approach to product design and communication, creating a canvas that underpins our promise of creativity, confidence and empowerment. Global retail sales of products sold under the Calvin Klein brands, including sales of our licensees’ products, were approximately $9 billion in 2024. Each of the brands has a distinct identity and position in the retail landscape, providing us the opportunity to market domestically and internationally a range of products at various price points, through multiple distribution channels and to different consumer groups.

The Calvin Klein brands consist of Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear and Calvin Klein Sport. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on calvinklein.com websites around the world, and principally consist of men’s and women’s sportswear, jeanswear, underwear, swimwear, footwear and accessories. The products sold under the brands include those produced under license agreements with third parties for a broad range of lifestyle products, including fragrance, men’s and women’s apparel, home furnishings, footwear, eyewear, watches and jewelry in various countries and regions, as well as for certain territories.

We, along with Calvin Klein’s licensees and other authorized users of the brands, advertise, market and promote the Calvin Klein brands globally. Calvin Klein’s global marketing and communications strategy is to bring together all facets of the consumer marketing experience. The Calvin Klein brands continue to generate compelling brand and cultural relevancy by continually evolving and driving consumer engagement. Marketing campaigns for the brand are focused on a truly digital first, socially powered experience for consumers, through the use of global and regional brand ambassadors in the brand’s most essential offerings.

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

•Licensing — we license the Calvin Klein brands throughout the world in connection with a broad array of product categories. In these arrangements, Calvin Klein combines its design, marketing and branding skills with the specific manufacturing, distribution and geographic capabilities of its partners to develop, market and distribute these goods, most of which are subject to our prior approval and continuing oversight. Calvin Klein has approximately 35 licensing and other arrangements across the Calvin Klein brands. The arrangements generally are exclusive to a territory or product category. Territorial licensees include our joint ventures in India and Mexico.

Calvin Klein’s key licensees, and the products and territories licensed, include:

Licensee	Product Category and Territory

Coty Inc.	Men’s and women’s fragrance (worldwide)

F&T Apparel LLC & KHQ Investment LLC	Children’s jeanswear and certain performance wear (United States and Canada)

G-III Apparel Group, Ltd. (1)	Women’s suits, dresses, active performancewear, handbags and small leather goods, men’s and women’s coats, men’s and women’s luggage and men’s and women’s swimwear (United States and Canada with luggage jurisdictions including Europe, Asia and elsewhere)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

Movado Group, Inc.	Men’s and women’s watches and jewelry (worldwide)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States, Canada and Mexico)
Randa Accessories Leather Goods LLC	Men’s, women’s and children’s belts, men’s and boys’ suspenders and men’s small leather goods (United States and Canada). Men’s and boys’ neckwear (United States, Canada and Mexico).
(1)     As noted previously, upon expiration of our license agreements with G-III in the United States and Canada we have been bringing and intend to continue to bring in house a significant portion of these product categories and directly operate these businesses.

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

Heritage Brands Business Overview

Our Heritage Brands business consists of the design, sourcing and marketing of a selection of men’s underwear under the Nike brand and men’s dress shirts under Van Heusen and other licensed brand names. This business included until November 27, 2023, when we completed the Heritage Brands intimates transaction, the design, sourcing and marketing of a varied selection of women’s intimate apparel under the Warner’s, Olga and True&Co. brands.

Our Heritage Brands Wholesale segment derives revenue primarily from the distribution and the sale of products (i) in the United States and Canada through department, chain and specialty stores, warehouse clubs, mass market and off-price retailers (in stores and online), as well as through pure play digital commerce retailers; (ii) in Europe primarily under the Nike brand; and (iii) in Australia primarily under the Van Heusen brand. This segment also includes our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear relating to each joint venture’s Heritage Brands business. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s joint ventures.

Our Business Strategy

The PVH+ Plan is our multi-year, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH the leading brand building group in our sector. The PVH+ Plan is executed through five key growth drivers:

•Win with the best product by advancing our category offense with the best hero products and most relevant newness in the market.

•Win with the best consumer engagement, connecting our hero products with culturally relevant, aspirational talent by developing cut-through campaigns, igniting the power of our influencer engine and elevating the consumer experience at every touchpoint.

•Win in the digitally-led marketplace by growing our direct-to-consumer channels and key wholesale partnerships.

•Develop a demand- and data-driven operating model by connecting the planning, buying and selling of inventory closer to demand.

•Drive efficiencies and invest in growth while improving our cost competitiveness.

These five foundational growth drivers apply to each of our businesses and are activated in the regions to meet the unique expectations of our consumers around the world.

 Other Strategic Opportunities

While our strategic focus is on building the TOMMY HILFIGER and Calvin Klein brands, we also explore strategic acquisitions of licensed businesses, trademarks and companies, license take-backs and licensing opportunities that we believe are additive to our overall business. These benefits could include product category, platform capability expertise, brand positioning and design perspective needs.

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

Design and Merchandising

Our business relies on our ability to respond to consumer tastes and demands, while adhering to the DNA of our brands, providing competitive quality and sustainability in our products, and offering a compelling price/value proposition where our products are sold. Central to this is our global design mission to create an elevated, unified vision that connects fashion and culture with our target consumers. We craft standout products that differentiate our brands from competitors and support long-term business growth.

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

Product Sourcing

We have an extensive established network of worldwide sourcing partners that enables us to meet our customers’ needs without relying on any one vendor or factory or on vendors or factories in any one country. Our products were produced in approximately 1,000 factories in over 30 countries during 2024. All of these factories were operated by independent manufacturers, with most located in Asia.

We primarily source finished products consisting of manufactured and fully assembled products ready for shipment to our customers and our stores. Finished product commitments are generally made two to six months prior to production. We believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity. We also work with vertical suppliers (companies that control multiple stages of the garment production process), resulting in shorter lead times, providing us with the flexibility to react more quickly to changing business needs. Additionally, we maintain strategic partnerships with suppliers of components, such as fabric and trim, to maintain the quality and aesthetic of our brands.

We purchase directly from finished goods suppliers through individual purchase orders that specify the price, quantity, delivery date and destination of the items to be produced. Sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We maintain long-term strategic partnerships with our vendors, allowing us to operate across multiple countries with a consistent supplier network. These partnerships, in addition to driving our business priorities of sourcing high quality products at the right price with the shortest lead times, also support our efforts to advance key corporate responsibility objectives.

The manufacturers of our products are required to meet our quality, legal, human rights, safety, environmental and cost requirements. Our global supply chain organization monitors the quality of the goods manufactured by, and the delivery performance of, our suppliers and work with our global compliance teams to ensure the enforcement of our legal, human rights, labor and environmental standards and other code of conduct requirements through our ongoing extensive training, approval and monitoring system. They also monitor and track the primary cost inputs to the finished product to ensure that we pay the most appropriate cost for our finished goods.

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

Please see our risk factors “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations,” “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations,” “If our suppliers, licensees, or other business partners, or the suppliers used by our licensees, fail to use legal and ethical business practices, our business could suffer,” and “We depend on third parties to manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business” in Item 1A, “Risk Factors,” for further discussion.

Corporate Responsibility

Our corporate responsibility strategy plays an important role in our PVH+ Plan as governments regulate the apparel industry’s sustainability impacts, investors view human rights and climate change as material business risks, and consumers favor brands that take credible climate action and uphold human rights. The strategy is focused on three pillars:

•Climate Action – Accelerating climate action by transitioning to net zero greenhouse gas emissions and evolving our products and operations to preserve resources and nature.

•Human Rights – Advancing human rights by respecting, promoting and realizing fundamental principles and rights for those working in our supply chains.

•Inclusion and Diversity – Creating a culture of belonging where every associate feels welcomed, valued and respected and thrives.

We issue an annual Corporate Responsibility Report that can be found on our corporate website – PVH.com.

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

Material Customers

Our largest customers account for a meaningful portion of our revenue. Sales to our five largest customers were 15.1% of our revenue in 2024, 13.3% of our revenue in 2023 and 14.1% of our revenue in 2022. No single customer accounted for more than 5% of our revenue in 2024, 2023 or 2022.

Advertising and Promotion

Our marketing programs are an integral component of our brands’ relevance and success of the products offered under them. We are focused on driving consumer engagement though a digital-first 360° approach around key hero products and key consumer moments, utilizing our iconic brands as creative platforms for collaborations, capsule collections and experiential events, and partnering with culturally relevant talent, including high-profile brand ambassadors and notable social media talent, to build brand heat. Our initiatives fuse entertainment, pop culture, and sports with digital engagement and commerce in innovative ways that digitally immerse consumers.

We build each of our brands to be a leader in its respective market segment, with strong consumer awareness, relevance and consumer loyalty. We design and market our products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers, including sustainability attributes, deliver a strong price/value proposition and encourage consumer loyalty.

Our marketing and advertising efforts encompass social media, public relations, brand experiences and regional activations. Our in-house teams coordinate our brands’ marketing and advertising, tailoring the overall consumer experience for all regions and product lines, and across all channels of distribution. This ensures a personalized consumer journey that connects with global audiences while maintaining local relevance, engaging communities through powerful and authentic brand moments. Additionally, the TOMMY HILFIGER brand marketing and communications team coordinates personal appearances by Mr. Tommy Hilfiger, including at key events, further strengthening the brand’s iconic status.

Digital media is central to our strategy, with significant investment in our digital commerce and social media platforms. Tommy Hilfiger’s digital commerce site, tommy.com, and Calvin Klein’s digital commerce site, calvinklein.com, serve as key marketing vehicles, offering a broad range of apparel and lifestyle products. Innovative activations including sports sponsorships and partnerships with digital creators further solidify TOMMY HILFIGER and Calvin Klein’s cultural relevance and drive brand awareness. In 2024, a significant portion of our marketing and advertising spend related to digital media.

Our approach is intended to ensure a consistent consumer experience in the digitally led marketplace that is seamlessly connected both online and offline, across our digital commerce, retail and wholesale channels.

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

Our trademarks and other intellectual property rights are valuable assets and we vigorously seek to protect them on a worldwide basis against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. The TOMMY HILFIGER and Calvin Klein brands enjoy significant worldwide consumer recognition and their price positioning provides opportunity and incentive for counterfeiters and infringers. We have broad, proactive enforcement programs that we believe have been effective in controlling the sale of counterfeit products and preventing or canceling the registrations of infringing trademarks globally. Please see our risk factor “We may be unable to protect our trademarks and other intellectual property rights” in Item 1A, “Risk Factors,” for further discussion.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, low barriers to entry for digitally native brands, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous global domestic and foreign designers, brand owners, manufacturers and retailers of apparel, accessories and footwear, including, in certain circumstances, the private label brands of our wholesale customers. Additionally, with the substantial growth in the digital channel, there are more companies in the apparel sector and an increased level of transparency in pricing and product comparisons, which impacts purchasing decisions. Consumers also are increasingly focused on circularity with respect to apparel, and the option from new market players to rent or purchase pre-owned apparel also is impacting purchasing decisions.

We believe we are well-positioned to compete in the apparel industry on the basis of style, quality, price and service. Our business depends on our ability to remain competitive in these areas, as well as on our ability to stimulate consumer tastes and demand through our product offerings and marketing and advertising efforts. Our brands are positioned to sell globally at various price points and in multiple channels of distribution. This enables us to offer differentiated products to a broad range of consumers, reducing our reliance on any one demographic group, product category, price point, distribution channel or region. Our brands have long histories and enjoy high recognition and awareness within their respective consumer segments. The worldwide consumer recognition of the TOMMY HILFIGER and Calvin Klein brands provides us with significant global opportunities to expand their global penetration in existing markets, into new markets and into additional product categories. Please see our risk factor “We face intense competition in the apparel industry” in Item 1A, “Risk Factors,” for further discussion.

Imports and Import Restrictions

Most of our products are imported into the countries where they are sold. These products are subject to various customs laws and other laws and regulations impacting imports. The United States and other countries in which we sell our products, among other things, may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, or adjust presently prevailing duty or tariff rates or levels. Additionally, other governmental actions, such as the imposition by U.S. Customs and Border Protection (“CBP”) of Withhold Release Orders (“WROs”), have had, continue to have and, in the future, may have an impact on our ability to import goods or to manufacture in or use materials or components from certain locations. We, therefore, continuously monitor import restrictions and developments. We seek to minimize, where appropriate and possible, our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries (including consideration of countries with tariff preference and free trade agreements) and manufacturers, and geographical diversification of our sources of supply. In some instances, production of a specific product category, component parts or raw materials may be highly concentrated in one country, giving us less flexibility to make adjustments. Additionally, because our competitors are impacted similarly to us, demand for and availability of alternative resources can be impacted, which may limit our alternatives or increase their cost.

Our industry has experienced, and we have been impacted by, increased regulation and enforcement, in particular in regards to concerns around forced labor in supply chains. Please see our risk factor “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations” in Item 1A, “Risk Factors,” for further discussion. Additionally, we could be subject to import restrictions due to regulatory actions. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Item 1A, “Risk Factors,” for further discussion.

Government Regulations

Our business is subject to various United States federal, state, and local and foreign laws and regulations, including trade, environmental, health and safety laws and regulations. In addition, we may incur liability under environmental statutes and regulations with respect to the contamination of sites that we own or operate or previously owned or operated (including contamination caused by prior owners and operators of such sites and neighboring properties, or other persons) and the off-site disposal of hazardous materials. We maintain a policy of compliance with all applicable laws and regulations in all countries and regions in which we operate and in line with established industry standards and practices. Please see Item 1A, “Risk Factors,” for additional information on the potential effects that compliance with government regulations may have on our business.

Human Capital Resources

We believe that attracting, developing and retaining a capable and well-rounded workforce is critical to our long-term success. To facilitate talent attraction and retention, we strive to create a strong associate experience and a welcoming workplace, with opportunities for our associates to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our associates and their communities.

Governance and Oversight

The PVH Board of Directors and its committees provide oversight on human capital matters. The Nominating, Governance & Management Development Committee is charged, in part, with monitoring issues of corporate conduct and culture, and provides oversight of inclusion and diversity policies and programs as it relates to our management development, talent assessment and succession planning programs and processes. The Board’s Corporate Responsibility Committee is responsible for monitoring policies and performance related to corporate responsibility, including employment and workers’ rights, and matters relating to health and safety (with particular regard to building and fire safety and health conditions in our supply chains). In addition, our Executive Leadership Team is regularly engaged in the development and management of key associate programs and initiatives, guiding our culture, associate experience, and talent development programs.

Associate Information

As of February 2, 2025, we employed approximately 28,000 associates, of which approximately 12,000 associates were employed on a part-time basis. Approximately 34% of our associates are employed in the United States. Approximately 65% of our associates are employed in Company-operated retail stores, 29% are assigned to offices and 6% are employed in warehousing and distribution facilities. Our use of seasonal workers is not significant and is largely associated with the Christmas and Lunar New Year selling periods. Approximately 1% of our total associate population is represented by two different unions in the United States for the purpose of collective bargaining. Our collective bargaining agreements generally are for three-year terms. In some international markets, a significant percentage of associates are covered by governmental labor arrangements. Additionally, we have one or more works councils in several European countries. Works councils are organizations that represent workers in respect to certain actions management seeks to take that could have a broad effect on the workers. We believe that our relations with our associates are good.

Inclusion and Diversity

Individuality is a value at PVH – our people and their diverse lived experiences and perspectives are essential to our strategy to accelerate growth and build business value. Both of our iconic brands have a long history of celebrating individuality – it is a part of our DNA, enabling us to connect more deeply with our well-varied global consumer base.

We are committed to fostering an inclusive work environment to unlock the full potential of all our associates and create a culture of belonging where every associate feels welcomed, valued, respected and thrives. As part of our commitment to inclusion, we also aim to create positive impacts in the communities we operate in, supporting programs that promote access, opportunity, education, and empowerment for all.

Our Chief People Officer and Global Head of Inclusion and Diversity (“I&D”) lead the development and implementation of an integrated global I&D strategy and work to enhance our ability to attract, develop, retain and promote all of our talent and build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH the leading brand building group in our sector.

Talent Management and Development

Our talent management and development processes support associate performance, development, and talent and succession planning. We regularly review succession plans and conduct assessments to identify talent needs and growth paths for our associates.

Developing our associates and strengthening our leadership succession bench is a key strategic priority for us. In 2024, we conducted a robust global talent planning exercise to assess the potential of our leaders and deepen our succession bench, focusing on critical roles. We introduced new leveled leadership development programs and both live-led and digital learning to develop coaching skills. Manager Studio, a global digital destination, supports people managers through providing information they need to lead and develop their teams, starting with onboarding on day one. MentorMatch is a global mentoring program that we implemented, with the goal of democratizing mentorship through an inclusive approach that accelerates personal and professional development with networking and exposure to new ways of thinking. This complements PVH University, our global internal learning and development platform, that provides engaging and impactful learning content tools and learning opportunities that empower associates to build core competencies and develop skills necessary for improvement and advancement.

Compensation, Benefits and Wellness

We are committed to providing market competitive compensation and benefits, tailoring our offerings to the countries and regions where our associates work to meet our associates’ needs locally while recognizing differing levels and types of government-provided and mandated benefits. These benefits include, among other things, retirement plan benefits, corporate wellness programs, flexible and hybrid working arrangements, a global employee assistance program, paid parental and other supportive leaves, recognition programs (for exemplary work, work anniversaries, etc.) and an associate discount program.

We recognize how important it is for our associates to take care of themselves and their families, and we provide benefits, programs and services so they can take the time to focus on their physical, mental and financial health. Programs like Personify Health and Headspace are offered globally to promote wellbeing, and we close the majority of our global offices in recognition of World Mental Health Day. “Work from Anywhere” weeks provide associates with the flexibility to work up to four weeks each year from anywhere.

We are committed to providing fair and equitable compensation. We have established a global job framework with consistent guidelines and principles on compensation. Annually, we engage third party consultants with expertise in compensation market data to benchmark our pay against industry peers and set our compensation based on market practice. Periodically, we conduct pay equity analyses to ensure that we are paying equitably regardless of gender or ethnicity.

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

Local community engagement activities exist in all major office locations. Our global philanthropic efforts are led by The PVH Foundation, a nonprofit corporation which supports global, national, and local nonprofits in communities where our associates work and live. In North America, PVH’s matching gift program allows our associates to have their philanthropic donations to qualifying organizations matched by The PVH Foundation to increase their impact. Associates are also offered paid time off each year to volunteer with organizations of their choice.

We encourage you to read our annual Corporate Responsibility Report on our PVH.com corporate website for more detailed information regarding our social and corporate governance programs and initiatives. None of our corporate website, our Corporate Responsibility Report nor any portions thereof are incorporated by reference into this Annual Report.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Stefan Larsson	50	Chief Executive Officer
Zachary J. Coughlin	49	Executive Vice President and Chief Financial Officer
Mark D. Fischer	63	Executive Vice President, General Counsel and Secretary
Donald Kohler	56	Chief Executive Officer, PVH Americas
Fredrik Olsson	49	Chief Executive Officer, PVH EMEA
Lea Rytz Goldman	61	Global Brand President, Tommy Hilfiger
David Savman	46	Global Head of Operations and Chief Supply Chain Officer
Eva Serrano	52	Global Brand President, Calvin Klein
Amba Subrahmanyam	51	Executive Vice President, Chief People Officer

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

Mr. Kohler joined us as President, Calvin Klein Americas in March 2023 and was named Chief Executive Officer, PVH Americas in October 2024. From 2022 to 2023, Mr. Kohler served as CEO, North America at Diesel. From 2021 to 2022 he was President at Ann Taylor & Loft. From 2017 until 2021, Mr. Kohler was Chief Executive Officer, Americas and Global Chief Retail Officer of Salvatore Ferragamo S.p.A. From 2008 until 2017, he held various key positions at Burberry Group plc, including President of Burberry Americas, Chief Merchandising Operations Officer, Senior Vice President of Global Planning, Pricing & Business Intelligence, and Vice President of Corporate Planning.

Mr. Olsson joined us as Chief Executive Officer, PVH EMEA in December 2024. From 2023 until joining PVH, Mr. Olsson was Chief Executive Officer of Max Fashion, one of the leading Middle East fashion retailers based in Dubai. From 2003 through 2023, he held various key leadership roles at the H&M Group, including Managing Director globally for the H&M brand, Head of Global Expansion, and Head of Global Growth.

Ms. Rytz Goldman joined us as Global Brand President, Tommy Hilfiger in April 2024. From 2020 until joining PVH, Ms. Rytz Goldman was Managing Director of COS, a division of H&M Group, having previously served as Managing Director of H&M Group’s Arket division from 2018 to 2020 and its Monki division from 2013 to 2018.

Mr. Savman joined us as Chief Supply Chain Officer in December 2022 and served as Interim Chief Executive Officer, PVH Europe from June 2024 until December 2024. He added the title and associated duties of Global Head of Operations to his existing title and duties in January 2025. From 2003 until joining PVH, Mr. Savman held various key positions at the H&M Group, most recently as Head of Global Supply Chain until 2022.

Ms. Serrano joined us as Global Brand President, Calvin Klein in 2023. From 2019 until joining PVH, Ms. Serrano was President, Inditex Greater China, having served as International Commercial Director for Zara Asia Pacific, a subsidiary of Inditex, from 2006 to 2018.

Ms. Subrahmanyam joined us as Executive Vice President, People, PVH Americas and Calvin Klein Global in 2022 and became Executive Vice President, Chief People Officer in February 2024. From 2017 until 2021, Ms. Subrahmanyam was Senior Vice President, Chief Human Resources Officer and Social Impact of Kate Spade New York, a subsidiary of Tapestry, Inc. From 2015 until 2017, she was Senior Vice President, Chief Human Resources Officer of Stuart Weitzman, a subsidiary of Tapestry, Inc.

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

Business and Operational Risks

China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations.

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the UEL Provisions. In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplementary response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February it announced its determination and placed PVH Corp. on the UEL. We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. According to the UEL Provisions, potential measures could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. No measures have been imposed on us at this time. The practical impact of any such restrictions or prohibitions could include our inability to produce goods in China for sale elsewhere, our inability to sell goods on a wholesale or retail basis in China, or our inability to make investments in China.

We cannot currently predict the duration or impact of any measures that may ultimately be imposed. The imposition and enforcement of measures against us could have a material adverse effect on our revenue and results of operations. Furthermore, if, as a result of any such measures, it is necessary for us to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. We may also incur material non-cash impairment charges if we are unable to recover the carrying value of our goodwill, other indefinite-lived intangible assets and long-lived assets. Additionally, if the production of our products in China ceases, our business could be impacted more broadly and we may need or decide to shift production to other jurisdictions. Please see the risk factors entitled “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.” and “We depend on third parties to manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business.” for additional information.

A meaningful portion of our revenue and gross profit is derived from a small number of large wholesale customers and the loss of any of these customers or significant financial difficulties in their businesses could substantially reduce our revenue.

A small number of our wholesale customers account for a meaningful portion of our revenue. Sales to our five largest customers were 15.1%, 13.3% and 14.1% of our revenue in 2024, 2023 and 2022, respectively. No single customer accounted for more than 5% of our revenue in any such year.

We do not have long-term agreements with any of our large wholesale customers and purchases generally occur on an order-by-order basis. A decision by any major customer, whether motivated by marketing strategy, competitive conditions, financial difficulties, perceptions of us or our brands, or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners for any reason, including due to store closures, reduced traffic and consumer spending trends, or product delivery delays, could reduce substantially our revenue and materially adversely affect our profitability.

The retail industry has seen a great deal of consolidation and other ownership changes, as well as store closing programs, restructurings, reorganizations, management changes and activist shareholder campaigns. We expect these disruptions to be ongoing, particularly as omnichannel strategies and digital commerce continue to grow, and consumer shopping and buying habits change. In the future, retailers also may reposition their stores’ target markets or marketing strategies. Any of these types of actions could result in a further decrease in the number of stores to which we can sell, to which we want to sell or which want to carry our products, and there can be no assurance that these sales can be fully offset by sales through digital channels. Additionally, stores may purchase a smaller amount of our products and reduce the retail floor space designated for our brands. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers or decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

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
•continue to maintain good working relationships with our brand licensees and enter into new, or renew or extend existing, license agreements and successfully transition licensed businesses in house, including our announced plan to bring in house over time a significant portion of the product categories currently and previously licensed to G-III, our largest licensee of both brands, and directly operate those businesses; and
•continue to strengthen and expand the Tommy Hilfiger and Calvin Klein businesses.

We cannot assure you that we can execute successfully any of these actions, nor can we assure you that the launch of any additional product lines or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to carry out our growth strategy successfully may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space or add additional product lines, our ability to develop new relationships with retailers, economic and competitive conditions, changes in consumer shopping and spending patterns and changes in consumer tastes and style trends. If we fail to continue to develop and grow our businesses, our financial condition and results of operations may be materially adversely affected.

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

There is a focus from certain consumers, investors, our associates and other stakeholders on ESG matters, which has led to increased pressure to expand our disclosures, ensure labor and other sustainability standards within our value chain, make and establish corporate responsibility goals, and take actions to meet them, which could expose us to regulatory, legal, market, operational and execution costs or risks. The emergence of legislation and regulation regarding marketing of goods, business practices, and public reporting and disclosures related to issues under the ESG umbrella, including the European Union’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive, could also lead to risks associated with non-compliance. We seek to comply with all applicable laws, rules and regulations and have established focus areas and targets under our corporate responsibility strategy in respect to many ESG measures, including in regard to greenhouse gas emissions, water usage and usage of more environmentally preferred materials and packaging, and human rights. There can be no assurance that we can achieve compliance without significant impact on our business or results of operations or that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. This could result in our inability to achieve our targets or comply with ESG reporting regulations. In addition, we could be criticized by stakeholders, regulators, or other interested parties for the scope or nature of our ESG initiatives or goals or for any revisions to these goals, including negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns). Any of these occurrences could adversely affect our reputation and the reputation of our brands, sales and demand for our products, retention of our associates, willingness of our suppliers to do business with us, and investor interest in our securities.

Our operating model simplification and cost-saving initiative may not generate the intended benefits or attain the projected cost savings we anticipate.

We have embarked on a multi-year initiative to simplify our operating model by centralizing certain processes and improving systems and automation to drive more efficient and cost-effective ways of working across the organization, through four main pillars: (i) delivering a single global technology stack, (ii) redesigning our global distribution network, (iii) reengineering the operating model in Europe, and (iv) streamlining and optimizing our support functions globally (referred to as “Growth Driver 5 Actions”). Our ability to realize anticipated benefits and cost savings from this initiative are subject to many estimates and assumptions, which may change during implementation and execution. In addition, there can be no assurance regarding the timing of or extent to which we will realize the anticipated cost savings, if at all. We may also face disruptions to our business or operations as we execute on the initiative.

Our inability to execute our digital commerce strategy could materially adversely affect the reputation of our brands and our revenue and our operating results may be harmed.

Growing digital revenue, both with respect to our direct-to-consumer businesses and our wholesale business (i.e., sales to pure play and digital commerce businesses of traditional retailers), continues to be a focus for us, representing approximately 20% of our total revenue during 2024. Our success depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to digital commerce usage and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their digital commerce sites. Any failure on our part, or on the part of our digital partners, to provide digital commerce platforms that attract consumers, build our brands, provide a satisfactory consumer purchasing experience and result in repeat consumer purchases could result in diminished brand image, relevance and loyalty, and lost revenue. Additionally, as online channels continue to grow in importance, the failure to attract new and existing consumers to our digital commerce channels and those operated by our wholesale partners and franchisees, will adversely affect our financial condition and results of operations.

Our operation of digital commerce sites poses risks and uncertainties including:
•changes in required technology interfaces;
•website downtime and other technical failures;
•costs and technical issues from website software upgrades;
•data and system security;
•computer viruses and other malicious acts; and
•changes in applicable laws and regulations.

Keeping current with technology, competitive trends, security and the like may increase our costs and may not succeed in increasing sales or attracting consumers. Our failure to respond successfully to these risks and uncertainties might adversely affect the reputation of our brands and our revenue and results of operations.

The success of our digital strategy depends, in part, on consumer satisfaction, including timely receipt of orders. Fulfillment of these orders requires different logistics operations than for our retail store and wholesale customer operations. We need adequate capacity, systems and operations to sustain and support the continued growth in our digital commerce businesses. If we encounter difficulties with our operation of our directly operated distribution facilities or in our relationships with the third parties who operate our other distribution facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire or other casualty, natural disaster, systems disruption (including as a result of ransomware and other cybersecurity attacks), labor shortage or other interruption, including as a result of epidemics and other health-related concerns (such as had occurred during the COVID-19 pandemic), or if there is a significant increase in demand for shipping capacity (as was the case in 2021 and through the first half of 2022 due to the pandemic), we may experience (and, due to these factors in the past, have experienced) disruption or delay in distributing our products to our consumers, which could result in consumer dissatisfaction and lost sales. Additionally, in the event of any of the foregoing, we may incur higher costs than anticipated to ensure smooth and timely operation. Any of the foregoing could have an adverse effect on the reputation of our brands and our revenue and results of operations.

Global economic conditions, including volatility in the financial and credit markets, may adversely affect our business.

Economic conditions in the past have adversely affected, and in the future may adversely affect, our business, our customers and licensees and their businesses, and our financing and contractual arrangements, as a result of, among other factors, pandemics, inflationary pressures, high interest rates, recession fears, the war in Ukraine and the Israel-Hamas war, and the attacks on commercial shipping vessels in the Red Sea. Such conditions, amongst other things, have resulted, and in the future may result, in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers and licensees, may cause customers to reduce or discontinue orders of our products and licensed products sold by our licensees, and may result in customers being unable to pay us for products they have purchased from us and licensees being unable to pay us royalties owed to us. Financial difficulties of business partners also may affect their ability to access credit markets or lead to higher credit risk relating to receivables from them.

Volatility in the financial and credit markets due, in part, to inflationary pressures or other macroeconomic or geopolitical factors, could also make it more difficult or expensive for us to obtain financing or refinance existing debt when the need arises, or on terms that would be acceptable to us. We have $500 million in senior notes coming due in July 2025 that need to be paid or refinanced.

We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.

Our apparel, footwear and accessories are produced by and purchased or procured from independent manufacturers in over 30 countries, with most being located in Asia. Although no single supplier or country is or is expected to become critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

•political or labor instability or military conflict involving any of the countries where we, our contractors, or our suppliers operate, which could cause a delay in the production or transportation of our products to us and an increase in production and transportation costs;
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
•limitations on our ability to source raw materials or goods produced in a country that is a major provider due to political, human rights, labor, environmental, animal cruelty or other concerns;
•a significant decrease in factory and shipping capacity or a significant increase in demand for such capacity;
•a significant increase in wage, freight, shipping and other logistics costs, including as a result of disruption at ports of entry, which could result increased freight and other logistics costs;

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
•the adoption of regulations, quotas and other restrictions relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;
•the implementation of new or increased duties, tariffs, taxes and other charges on imports;
•the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions, such as the listing of a person or entity as a SDN (Specially Designated Nationals and Blocked Persons) by the United States Department of the Treasury’s Office of Foreign Assets Control and the issuance of WROs by the CBP; and
•legal or regulatory issues, such as those resulting from our listing on the UEL, could result in manufacturers or others in our supply chain being prohibited from, or choosing against, conducting business with us or our business partners or from others working with our licensees, franchisees or other business partners.

There continues to be uncertainty in the current global trade environment due to recent changes in, and proposals and declared intentions to change trade policy, including trade restrictions, the negotiation, renegotiation or termination of trade agreements, and the imposition of new tariffs or increases in existing tariffs on imports into the affected countries. Tariffs and other changes in trade policy have triggered in the past, are currently triggering and could continue to trigger retaliatory actions by affected countries, including through the use of counter tariffs and other measures, which could result in a higher cost or restrictions on the importation of the products we sell. We continuously look for alternative sourcing options, but we may not be able to shift timely, if at all, production from a country when new or increased duties, tariffs, taxes or other charges are imposed. In addition, higher costs in sourcing from other countries, including because others in the industry are looking to move production for the same reason, may make the move price-prohibitive. We may not be able to pass the entire cost increase resulting from tariffs, duties, taxes or other expenses onto consumers or could choose not to. Any increase in prices to consumers could have an adverse impact on our direct sales to consumers, as well as sales by our wholesale customers and our licensees. Any adverse impact on such sales or increase in our cost of goods sold could have a material adverse effect on our business and results of operations.

Various actions by the United States Government, including SDN designations, have prohibited or limited the business that companies like us and, in many cases, our business partners, can conduct with numerous individuals, companies and entities, or where we or they can produce or sell products under our brands, whether directly or indirectly. These and other U.S. government actions, such as the enforcement of the Uyghur Forced Labor Prevention Act and the issuance of WROs, have affected and could continue to affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products and our importation of goods into the United States and elsewhere. These and related matters also have been subject to significant scrutiny in China, the United States and elsewhere, resulting in criticism against multinational companies, including us, as discussed in the risk factor entitled China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations. As a consequence, these matters (and matters like them) have the potential to affect our revenue, our results of operations and the reputation of our brands and us. In addition, while we make efforts to confirm that SDNs, people and materials covered by WROs, and other sanctioned entities, people and materials are not present in our supply chain, we could be subject to penalties, fines or sanctions (including on a strict liability basis) if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with SDNs or other sanctioned persons or in banned materials.

An additional risk that is related to the foreign production of goods is in regard to the transportation of goods from such foreign locations. Strikes, work slowdowns and stoppages and other actions at ports of shipment and entry could slow or stop the inflow of goods. Additionally, shipments are threatened by piracy, military actions and terrorism on shipping routes (like the attacks on commercial shipping vessels in the Red Sea), and similar actions. The impact of these conditions could be the same as described in the risk factor entitled “We depend on third parties to manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business.”

Our business is heavily dependent on the ability and desire of consumers to travel and shop.

Reduced consumer traffic and purchasing, whether in our own retail stores or the stores operated by our business partners, could have a material adverse effect on our financial condition, results of operations and cash flows. Reductions could result from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, such as droughts and extreme heat, natural disasters, terrorist attacks or the perceived threat of terrorist attacks. Disease epidemics and other health-related concerns, such as the COVID-19 pandemic, also could result in (and, in the case of the pandemic, did result in) closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments impose mandatory business closures, travel restrictions, vaccine mandates or the like to prevent the spread of disease. War, such as the current war in Ukraine and the Israel-Hamas war, or the perceived threat of war, also could result in (and, in the case of the war in Ukraine and the Israel-Hamas war, has resulted in) closed stores (both those operated by us and by our business partners), and reduced consumer traffic and purchasing. Additionally, political or civil unrest and demonstrations also could affect consumer traffic and purchasing.

Our U.S. retail store operations are a material contributor to our revenue. The majority of our United States stores are located away from major residential centers or near vacation destinations, making travel and tourism a critical factor in their success. These retail businesses historically also have had a significant portion of their revenue attributable to sales to international tourists and, as such, have been negatively affected by the decrease in international tourists traveling to the United States. In addition to the factors discussed above, international tourism to the United States could be reduced, as could the extent to which international tourists shop at our stores, during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Canadian dollar, the Mexican peso, the Korean won and the Chinese yuan. Reductions in international tourist traffic and spending have had, and in the future may have, a material adverse effect on our financial condition and results of operations.

Other factors that could affect the success of our stores include:
•the location of the store or mall, including the location of a particular store within the mall;
•the other tenants of the mall;
•increased competition in areas where the stores or malls are located;
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

We require our suppliers, licensees and other business partners, and the suppliers used by our licensees, to operate in compliance with international labor standards and applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in order to promote ethical business practices. We require that third parties audit the operations of these independent parties to determine compliance. However, we do not oversee the entirety of the operations and supply chains utilized by our business partners and our licensees, including with respect to their labor, manufacturing and other business practices in their supply chains. Our industry has experienced and we have been impacted by increased regulation and enforcement, in particular in regards to concerns around forced labor in supply chains. These trends are expected to continue, especially through action in the countries where we sell most of our products.

If any of these suppliers or business partners violates labor, environmental, building and fire safety, or other laws or implements labor, manufacturing or other business practices that are generally regarded as unethical, the shipment of finished products to us or our customers could be interrupted, orders could be canceled and relationships could be terminated. Further, we could be prohibited from importing or exporting goods by governmental authorities. In addition, we could be the focus of adverse publicity and our reputation and the reputation of our brands could be damaged. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

We depend on third parties to manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business.

We depend on third parties to manufacture all products that we sell. A manufacturer’s failure to ship products to us in a timely manner, as well as logistics disruptions, or for manufacturers to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products, as well as prime selling periods in our direct-to-consumer channels. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Additionally, we may need to be more promotional in our direct-to-consumer channels, and we may also miss sales that would otherwise occur when our stores are properly merchandised. Any of these actions could have a material adverse effect on our revenue and, consequently, our results of operations.

Legal or reputational issues, such as those resulting from our listing on the UEL, could result in manufacturers or others in our supply chain being prohibited from, or choosing against, conducting business with us or our business partners. Any of these actions could have a material adverse effect on our revenue and, consequently, our results of operations.

Our business is susceptible to risks associated with climate change and environmental degradation, and to an increased focus by stakeholders on climate change action and sustainability standards, which may adversely affect our business and results of operations.

Our business is susceptible to risks associated by some parties with climate change and environmental degradation, including potential disruptions to our supply chain and impacts on the availability and costs of raw materials. Extreme heat as well as increased frequency and severity of adverse weather events (such as storms and floods) due to climate change could cause increased incidence of disruption to the production and distribution of our products, an adverse impact on consumer demand and spending, and/or more frequent store closures and/or lost sales as customers prioritize basic needs. Our supply chain is also exposed to risks associated with water, including drought and water scarcity, which could impact raw materials sourcing, manufacturing processes, and workers and communities. In addition, evolving climate-related legislation and disclosure requirements, and the potential for more, coupled with carbon taxes and fluctuating costs of sourcing renewable energy, may also increase our compliance costs. Certain of our wholesale customers have also begun to establish sourcing requirements related to sustainability. As a result, we have received requests for sustainability related information about our products and, in some cases, customers have required that certain of our products include sustainable materials or packaging, which may result in higher raw material and production costs. Our inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for our products. Further, certain online sellers of our products have begun to identify to consumers and help consumers limit purchases to product the sellers identify as being more sustainable. Our failure to offer products that meet these sustainability standards could result in decreased demand for our products and lost sales.

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

The apparel industry, particularly in the United States, is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products, retailer demands for allowances, incentives and other forms of economic support, and changes in consumer demand. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our profitability to decline if we are unable to offset price reductions with sufficient reductions in product costs or operating expenses.

Volatility in the availability and prices for commodities and raw materials we use in our products (such as cotton) and inflationary pressures, including, for example, the increased air freight costs we experienced beginning in the second half of 2021 and into 2022 and the increased costs of labor, raw materials and ocean freight we experienced in 2022 and the first half of 2023, have resulted in increased pricing pressures and, in turn, pressure on our margins. Inflationary pressures have continued to put pressure on our margins in 2024, although to a lesser extent than in 2023. We implemented price increases in certain regions and for certain product categories during 2022 to mitigate the higher costs. However, in the future, we may not be able to implement price increases that fully mitigate the impact of any higher costs that may occur and any such price increases could have an adverse impact on consumer demand for our products. In addition, consumer spending has been, and may continue to be, negatively impacted by reduced earnings power resulting from the current inflationary pressures, which has resulted, and may continue to result in, lower sales of our products, increased inventories, order cancellations, higher discounts, pricing pressure, higher inventory levels industry-wide, and lower gross margins.

We may not be successful in the takeback of licensed businesses.

We have announced plans, and in the future may pursue further opportunities, to increase direct management of our Calvin Klein and TOMMY HILFIGER brands through takebacks of licensed businesses. Currently, we are in the process of bringing in house a significant portion of the Calvin Klein and TOMMY HILFIGER product categories currently licensed in the United States and Canada to G-III as the license agreements expire over time, through 2027.

The integration of previously licensed businesses may be complex, costly and time-consuming. We may have difficulty, or may not succeed, in growing or even maintaining the businesses compared to prior performance, integrating the businesses into our operations, hiring qualified employees needed to operate the businesses, or otherwise managing the previously licensed businesses. Furthermore, we may incur higher than expected costs to bring previously licensed businesses in house and/or to operate these businesses. As such, license takebacks may not achieve the intended benefits to our overall growth strategy, our brands and results of operations, and our overall profitability may decline to the extent we are unable to operate these businesses at the same level of earnings that we realized when they were licensed businesses.

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
•maintaining favorable brand recognition, reputation and relevance, including through digital brand engagement and online and social media presence;
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

We have made and continue to make investments in our supply chain management systems and processes that enable us to respond more rapidly to changes in sales trends and consumer demands and enhance our ability to manage inventory. However, there can be no assurance that we will be able to anticipate and respond successfully to changing consumer tastes and style trends or economic conditions and, as a result, we may not be able to manage inventory levels to meet future requirements. If we fail to accurately forecast demand, or our supply chain and logistics partners are unable to adjust to changes in demand, we may at times experience excess inventory levels or a shortage of product. Inventory levels in excess of consumer demand have resulted in, and may in the future result in, inventory write-downs and the sale of excess inventory at heavily discounted prices, as well as impact our ability to implement and execute profitable, competitive and effective pricing and promotional strategies, all of which could have a material adverse effect on our profitability and the reputation of our brands. If we underestimate consumer demand, we may not have sufficient inventories of product, which could result in lost revenues, as well as damage to our reputation, the reputation of our brands, and our relationships with customers and consumers.

We identified a material weakness in our internal control related to ineffective information technology general controls (“ITGCs”) which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Management’s Report on Internal Control over Financial Reporting included in Part II. Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management identified a material weakness in internal control related to ineffective ITGCs in the area of user access management over our enterprise resource planning system and the related systems in our Europe, the Middle East and Africa region. As a result, management concluded that our internal control over financial reporting was not effective as of February 2, 2025. We have been implementing and continue to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated such that these controls are designed, implemented and operating effectively. While there can be no assurance that our efforts will be successful, we plan to remediate the material weakness expeditiously. These measures will result in additional technology, payroll and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, it could adversely affect our ability to accurately report our financial results, resulting in material misstatements in our financial statements or causing us to fail to meet our reporting obligations, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Financial Risks

Our ability to obtain financing or refinance existing debt on terms that are acceptable to us could be adversely affected by general macroeconomic conditions or our financial performance and credit ratings.

Disruption or volatility in the financial and credit markets, including as a result of macroeconomic pressures and/or geopolitical events, could limit the availability of funds or the ability or willingness of financial institutions to extend capital to us in the future. In addition, our ability to access financial and credit markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon our financial performance, outlook and credit rating.

An inability to obtain additional financing or refinance existing debt on terms that are acceptable to us, if at all, could impact our ability to fund working capital, capital expenditures, acquisitions, dividend payments, share repurchases and general corporate requirements and/or significantly increase our cost of capital, which may have a material adverse effect on our results of operations, cash flows and financial condition. Furthermore, if our investment rating is downgraded in the future, in addition to it resulting in a higher cost of capital, it could also result in reduced access to the financial and credit markets and more restrictive covenants for future debt issuances.

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

Our results of operations will be unfavorably impacted by foreign currency translation during times of a strengthening United States dollar, particularly against the euro, the Australian dollar, the Japanese yen, the Korean won, the British pound, the Canadian dollar, the Mexican peso, the Brazilian real and the Chinese yuan, and favorably impacted during times of a weakening United States dollar against those currencies. There also is a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency. We currently use and plan to continue to use foreign currency forward contracts to mitigate the cash flow or market risks associated with these inventory transactions, but we are unable to eliminate these risks entirely.

We conduct business in countries that have laws and regulations that restrict the ability of our foreign subsidiaries to pay dividends and remit cash to affiliated companies and, as a result, limit our ability to repatriate or use outside of the country the cash generated by the impacted subsidiaries, which may have an adverse impact on the funding of our business and operations.

Our level of debt could impair our financial condition and ability to operate.

We had outstanding as of February 2, 2025 an aggregate principal amount of $2.099 billion of indebtedness, of which $500 million of senior unsecured notes are due in 2025. Our level of debt could have important consequences to investors, including:
•requiring a substantial portion of our cash flows be used for the payment of principal and interest, thereby reducing the funds available to us for our operations or other capital needs, including planning for, or reacting to, changes in our business;
•increasing our vulnerability to general adverse economic and industry conditions because, during periods in which we experience lower earnings and cash flows, we will be required to devote a greater proportion of our cash flow to paying principal and interest;
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

We have direct operations in many countries and the applicable tax rates vary by jurisdiction. The tax laws and regulations in the countries where we operate are subject to change. Moreover, there may be changes from time to time in interpretation and enforcement of existing tax law. As a result, we may pay additional taxes if rates increase or if laws, regulations or treaties in the jurisdictions where we operate are modified. The Organization for Economic Cooperation and Development (“OECD”) has proposed updates to long-standing international tax principles, addressing issues such as profit shifting among affiliated entities in different tax jurisdictions and a global minimum effective tax rate of 15%, generally referred to as “Pillar Two.” In response, some member countries have already implemented or are planning to implement legislation to align their tax rules with the OECD’s recommendations in 2024 and beyond. The Pillar Two legislation did not have a material impact on our 2024 effective tax rate. However, the final outcome and application of these rules in the U.S. and other jurisdictions could potentially have a material adverse financial impact on us.

In addition, various national and local taxing authorities periodically audit our returns. The resolution of an audit may result in us paying more than the amount that we may have reserved for a particular tax matter, which could have a material adverse effect on our cash flows, business, financial condition and results of operations for any affected reporting period.

We and our subsidiaries are engaged in various intercompany transactions. While we believe these transactions are conducted at arm’s length and are supported by the appropriate transfer pricing documentation, local tax authorities may scrutinize the transfer prices and conditions in place, which could potentially result in additional tax liabilities.

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

Our operating performance also may be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year. These gains and losses can be significant and can create volatility in our operating results. As a result of the recent volatility in the financial markets, there continues to be significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2025. We may incur a significant actuarial gain or loss in 2025 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets.

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

In the third quarter of 2022, in conjunction with our 2022 annual goodwill impairment test, we recorded $417 million of noncash impairment charges. The impairment was non-operational and driven primarily by a significant increase in discount rates, as a result of then-current economic conditions. As of February 2, 2025, we had $2.260 billion of goodwill and $3.021 billion of other intangible assets on our balance sheet, which together represented 48% of our total assets.

Legal and Regulatory Risks

We may be unable to protect our trademarks and other intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights, as the TOMMY HILFIGER and Calvin Klein brands enjoy significant worldwide consumer recognition and the generally premium pricing of products under the brands creates incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenue. We cannot assure you that the actions we take to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation by others. We cannot assure you that other third parties will not seek to invalidate our trademarks or block sales of our products as a violation of their own trademarks and intellectual property rights. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. We have in the past been and currently are involved in proceedings relating to marks similar to some of ours or a company’s claim of prior rights to some of our trademarks.

Provisions in our certificate of incorporation and our by-laws and Delaware General Corporation Law could make it more difficult to acquire us and may reduce the market price of our common stock.

Our certificate of incorporation and by-laws contain provisions requiring stockholders who seek to introduce proposals at a stockholders meeting or nominate a person to become a director to provide us with advance notice and certain information, as well as meet certain ownership criteria; permitting our Board of Directors to fill vacancies on the Board; and authorizing the Board of Directors to issue shares of preferred stock without approval of our stockholders. These provisions could have the effect of deterring changes of control.

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

Our ability to manage and operate our business effectively depends significantly on information technology systems, including systems operated by third parties and us, systems that communicate with third parties, and website and mobile applications through which we communicate with our consumers and our employees. We process, transmit, store and maintain information about consumers, associates and other individuals, as well as business partners, in the ordinary course of business. This includes personally identifiable information protected under applicable laws, the processing of customers’ credit and debit card numbers, and reliance on systems maintained by third parties with whom we contract to provide payment processing. The failure of any system, website or application to operate effectively or any significant disruption thereto that may occur, including as a result of malicious actors, catastrophic events, natural disasters, or otherwise, could require significant remediation costs and adversely impact our operations. The growing integration of artificial intelligence into business systems raises concerns about data exposure and privacy risks. Additionally, malicious actors are using artificial intelligence to carry out more sophisticated social engineering attacks, increasing the potential for harm.

We utilize a risk-based, multi-layered information security approach based on the “NIST” (National Institute of Standards and Technology) Cybersecurity Framework version 2.0 to identify and address cybersecurity risks. We take measures to protect data and ensure that those who use our systems are aware of the importance of protecting our systems and data. These steps include implementing security standards, endpoint and network system security tools, associate training programs and security response and recovery procedures. To measure the effectiveness of our cybersecurity controls, we frequently perform phishing exercises, tabletop exercises and penetration tests. We also provide training to all associates with access to our systems through online courses. Mandatory global courses on information security and data privacy were each conducted in 2024, as were 15 exercises/tests. We maintain an escalating discipline schedule for individual test failures, including additional training, which would ultimately lead to the loss of access rights. We also administer specific training courses to the members of the Board of Directors, one of which is typically mandatory annually. In addition, to measure and assess compliance, our information security approach is subject to an annual assessment of its maturity, within the NIST Cybersecurity Framework, by an independent third party consultant.

We require third party providers who have access to our systems or receive personally identifiable information or other confidential data to take effective measures to protect data, but have no control over their efforts and are limited in our ability to assess their systems and processes. As a result, these third party providers also are a source of cybersecurity and other related risks for us. When third party service organizations process data that affects our financial statements, System and Organization Controls (SOC) 1 reports are obtained and evaluated annually. While we invest, and believe our service providers invest, considerable resources in protecting systems and information, including through training of the people who have access to systems and information, we all are still subject to security events, including but not limited to cybercrimes and cybersecurity attacks, such as those perpetrated by sophisticated and well-resourced bad actors attempting to disrupt operations or access or steal data. Security events may not be detected for an extended period of time, which could compound the scope and extent of the damage and problems. These security events could disrupt our business, severely damage our reputation and our relationship with vendors, customers and consumers, and expose us to risks of regulatory enforcement activity, litigation and liability. While we maintain insurance coverage, including cybersecurity insurance, it may be unavailable or insufficient to cover all losses or claims, and it does not remedy the reputational and future business impacts. Although we require third party providers with access to our systems and confidential information to have insurance coverage for any losses we may experience due to their work, the amount we can recover may not fully compensate us for any loss we experience.

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

We collect, use, store, and otherwise process or rely upon access to data, including personally identifiable information, of consumers, employees, and other individuals in the daily conduct of our business. There have been significant enactments and developments in the area of data privacy and cybersecurity laws and regulations, such as the General Data Protection Regulation in the European Union, the California Consumer Privacy Act/California Privacy Rights Act, and Personal Information Protection Law in China. These laws and regulations have caused and could continue to cause us to change the way we operate, including in a less efficient manner, in order to comply with these laws. We have a global data privacy program and, as discussed above, have guidelines and a training program to ensure our associates understand the laws and how to collect, use and protect our confidential data (including personally identifiable information). However, our compliance efforts are not an assurance that we will not be the subject of regulatory or other legal actions. We could expend significant management and associate time and incur significant cost investigating and defending ourselves against the claims in any such matter, which matters also could result in us being the subject of significant fines, judgments or settlements. In addition, any such claim could give rise to significant reputational damages, whether or not we ultimately are successful in defending ourselves.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity is a critical priority within, and has been integrated into, our enterprise risk management framework. We have instituted a risk-based, multi-dimensional global cybersecurity program, guided by the framework established by NIST. This program aims to assess, identify, and manage risks from potential threats to our data, systems and networks, as well as those of our primary third-party suppliers. We have deployed a suite of physical, administrative and technological safeguards to protect our information systems, encompassing personal data (associate, consumer, customer and business partner), intellectual property and confidential business information. These protections are designed to maintain the confidentiality, integrity and availability of all information housed within our network infrastructure.

Our key cybersecurity processes within our program include the following:

Risk-based Controls for Information and Systems – We strive to secure our information technology infrastructure and data by implementing, maintaining and executing controls and continuously improving our cybersecurity program’s maturity, risk management framework, policies, procedures and governance.

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

Education and Interactive Training – We provide cybersecurity training to associates, which includes monthly phishing exercises, to help them protect sensitive information and follow best practices. We offer role-based training for regulatory compliance and work with external partners to develop and deliver education and training to mitigate cybersecurity risks. We continually evaluate trends within the industry, apply necessary controls and empower our leadership to make informed, risk-based decisions.

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

Cybersecurity and Compliance Assessment Practices – We conduct regular cybersecurity assessments with independent firms and annual evaluations for compliance with Payment Card Industry – Data Security Standards (PCI DSS) and benchmark maturity assessments aligned with the NIST Cybersecurity Framework version 2.0. Our Internal Audit department evaluates our information security program through annual information security and cybersecurity audits. We also perform internal controls testing as Section 404 of the Sarbanes-Oxley Act mandates.

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

Governance

Board of Directors

The Board of Directors oversees the management of risks related to the operation of our business. As part of its oversight, the Board receives periodic reports (no less often than annually) from members of senior management on various aspects of risk, including, among other things, our enterprise risk management program, business continuity planning, and cybersecurity. The Audit & Risk Management Committee of the Board of Directors has principal Board-level responsibility for reviewing and assessing our significant risks, including cybersecurity risks, and management’s program to assess, monitor, and manage such exposures, and can raise any significant issues pertaining to these items with the full Board of Directors at each Board meeting. As part of this role, the Committee receives updates at most meetings from the Chief Information Security Officer (“CISO”) on various cybersecurity matters, including material risks and threat trends, mitigation strategies, security incidents, the status of priorities and initiatives, and other related matters of importance, as well as an annual in-depth review of cybersecurity strategy and initiatives for the coming year. Additionally, quarterly advisory services and annual training are provided to the Committee from an independent firm which gives the Committee an outside perspective on the Company’s cybersecurity program and keeps them abreast of cybersecurity trends affecting the industry. The Committee also reviews the results of the independent cybersecurity assessments and compliance evaluations discussed above. In addition to these regular updates, the Committee and the full Board of Directors would also be promptly informed by the Chief Executive Officer or Chief Financial Officer of any potentially significant cybersecurity incident should one occur, as well as provided ongoing updates from lead members of the incident response teams, including the CISO, regarding any such incidents in accordance with our incident response plan.

Management

The CISO leads our Information Security Group, a global function that spans our organization and is responsible for executing against our global cybersecurity program. The CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through our key cybersecurity processes, discussed above, and, together with other lead members of the incident response teams, is responsible for informing senior leadership across the organization about any cybersecurity incidents that may occur. Our CISO has over 25 years of experience managing and leading information technology and cybersecurity teams and participates in various industry and public sector cybersecurity groups. The CISO reports to the Chief Technology and Information Officer, who has over 20 years of experience leading technology teams for multi-brand consumer businesses and leads the Company’s information technology strategy and oversees the global cybersecurity function.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties that we occupied as of February 2, 2025 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	694,000
Bridgewater, New Jersey	Corporate administrative offices	Leased	239,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	474,000
Venlo/Oud Gastel/Sevenum, The Netherlands	Warehouse and distribution centers	Leased	2,746,000
Palmetto/McDonough, Georgia	Warehouse and distribution centers	Leased	1,834,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	778,000
Hong Kong SAR, China	Corporate, Tommy Hilfiger and Calvin Klein administrative offices	Leased	88,000

As of February 2, 2025, we leased certain other administrative offices, showrooms and warehouse and distribution centers in various domestic and international locations. We also leased and operated as of February 2, 2025, approximately 1,400 retail locations in the United States, Canada, Europe, Asia-Pacific and Brazil.

Information with respect to maturities of the Company’s lease liabilities in which we are a lessee is included in Note 15, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

Investigation by China’s Ministry of Commerce

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the UEL Provisions upon the suspicion that we (i) suspended normal transactions with Chinese entities or individuals, (ii) adopted discriminatory measures against products produced in or made from raw materials or component parts from China’s Xinjiang Uyghur Autonomous Region, and (iii) violated normal market trading principles. In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February it announced its determination and placed PVH Corp. on the UEL. We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. According to the UEL Provisions, potential measures could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. No measures have been imposed on us at this time. The practical impact of any such restrictions or prohibitions could include our inability to produce goods in China for sale elsewhere, our inability to sell goods on a wholesale or retail basis in China, or our inability to make investments in China. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Item 1A. Risk Factors for additional information.

Other Matters

We are a party to certain litigations which, in management’s judgment based, in part, on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PVH.” Certain information with respect to the dividends declared on our common stock appear in the Consolidated Statements of Changes in Stockholders’ Equity included in Item 8 of this report. As of March 14, 2025, there were 431 stockholders of record of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)(3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
November 4, 2024 -
December 1, 2024	2,754	$98.55	—	$2,019,493,810
December 2, 2024 -
January 5, 2025	1,350,218	107.83	1,343,961	1,874,577,501
January 6, 2025 -
February 2, 2025	1,047,790	97.55	1,045,731	1,772,578,403
Total	2,400,762	$103.33	2,389,692	$1,772,578,403

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

(2)Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2024 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the Russell 3000 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended February 2, 2025.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
02/02/20
01/31/21
01/30/22
01/29/23
02/04/24
02/02/25
PVH Corp.
Russell 3000 Index
S&P 1500 Apparel, Accessories & Luxury Goods Index

Value of $100.00 invested after 5 years:

Our Common Stock	$103.49
Russell 3000 Index	$197.65
S&P 1500 Apparel, Accessories & Luxury Goods Index	$84.99

Item 6. [Reserved]

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

We generated revenue of $8.7 billion, $9.2 billion, and $9.0 billion in 2024, 2023 and 2022 respectively, with over 70% of our revenue in 2024 and 2023, and over 65% of our revenue in 2022 generated outside of the United States. Our global iconic lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 90% of our revenue during each of the last three years.

In addition to TOMMY HILFIGER and Calvin Klein, which are owned, we previously owned a portfolio of other brands, which primarily consisted of Warner’s, Olga and True&Co., which we owned until November 27, 2023. We also license Van Heusen, Nike and other brands for certain product categories.

PVH+ Plan

The PVH+ Plan is our multi-year, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH the leading brand building group in our sector. A description of the plan can be seen in Item 1 of this report under the heading “Our Business Strategy.”

RESULTS OF OPERATIONS

Investigation by China’s Ministry of Commerce

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the UEL Provisions. In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplementary response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February it announced its determination and placed PVH Corp. on the UEL. We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. Approximately 6% and 20% of our revenue and income before interest and taxes, respectively, were generated in China in 2024. Furthermore, if, as a result of any such measures, it is necessary for us to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. We may also incur material non-cash impairment charges if we are unable to recover the carrying value of our goodwill, other indefinite-lived intangible assets and long-lived assets. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Part I, Item 1A. Risk Factors of this report for additional information.

Israel-Hamas War, Supply Chain Disruptions and War in Ukraine

The Israel-Hamas war, which began in October 2023, did not have a material impact on our business in 2023 and 2024 and is not expected to have a material impact on our business in 2025. Less than 1% of our revenue in 2024 was generated in Israel, and less than 2% of our revenue in 2024 was generated in the Middle East, including Israel.

Attacks on commercial shipping vessels in the Red Sea that began in the fourth quarter of 2023 have led to disruption and instability in global supply chains, which have resulted in shipment delays that are impacting, and could continue to impact, our inventory and sales volume. Shipping delays have also resulted in, and may continue to result in, increased freight costs, for reasons including the need to rely on more expensive shipping routes and shipping methods (such as air freight). Such impacts did not have a material impact on our business in 2023 and 2024 and are not expected to have a material impact on our business in 2025.

As a result of the war in Ukraine, we announced in March 2022 that we were temporarily closing stores and pausing commercial activities in Russia and Belarus. In the second quarter of 2022, we made the decision to exit from our Russia business, including the closure of our retail stores in Russia and the cessation of our wholesale operations in Russia and Belarus. Additionally, while we have no direct operations in Ukraine, virtually all of our wholesale customers and franchisees in Ukraine were impacted, which resulted in a reduction in shipments to these customers. We recorded net pre-tax costs of $43 million in 2022 in connection with our decision to exit from the Russia business, consisting of (i) $44 million of noncash asset impairments, (ii) $5 million of contract termination and other costs and (iii) $2 million of severance, partially offset by (iv) an $8 million gain related to the early termination of certain store lease agreements in Russia. Please see Note 16, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

The war in Ukraine has not had a material impact on our business in 2023 and 2024 and is not expected to have a material impact on our business in 2025.

Inflationary pressures

Inflationary pressures negatively impacted our revenue and earnings in 2022 and 2023 and, to a lesser extent, in 2024. These impacts included (i) increased product costs in 2022 and for the first half of 2023, (ii) increased labor costs across all years and (iii) beginning late in the second quarter of 2022, a slowdown in consumer demand for apparel and related products, as consumers have reduced discretionary spending and certain wholesale customers have taken a more cautious approach, particularly in North America beginning in the first half of 2023 and in Europe beginning in the second half of 2023. We implemented price increases in certain regions and for certain product categories beginning in the first quarter of 2022, and more extensively in the second half of 2022, to mitigate the higher costs. We expect inflationary pressures will continue to negatively impact us in 2025, particularly in North America where the consumer environment remains challenging.

Outlook Uncertainty

There continues to be uncertainty in the current macroeconomic environment due to the above-mentioned items and foreign currency volatility. Our 2025 outlook assumes no material worsening of current conditions. In addition, new and additional tariffs have been imposed recently and there is uncertainty as to whether any additional new or increased tariffs may be imposed on our products in 2025, which could have an adverse impact on our sales or increase our costs of goods sold. Our revenue and earnings in 2025 may be subject to significant material change as a result of these and other macroeconomic factors.

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

Through the end of 2024, we managed our operations through our operating divisions, which are presented as the following reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; and (v) Heritage Brands Wholesale. Our discussion and disclosures within this report reflect these reportable segments. As discussed in Part I, Item I of this report under the heading “Reportable Segments,” we changed our reportable segments effective February 3, 2025, the first day of 2025. Our new reportable segments are: (i) Americas, (ii) Europe, the Middle East and Africa, (iii) Asia-Pacific, and (iv) Licensing. The new reportable segments reflect the way the Company is currently being managed and for which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance. Our historical segment reporting will be recast in future filings to reflect the new organizational structure.

The following actions, transactions and events, in addition to the exit from our Russia business discussed above, have impacted our results of operations and the comparability among the years, including our full year 2025 expectations, as discussed below:

•We amended in September 2024 Mr. Tommy Hilfiger’s employment agreement, pursuant to which we made a cash buyout of a portion of the future payment obligation (the “Mr. Hilfiger amendment”). We recorded pre-tax costs of $51 million during the third quarter of 2024 in connection with the Mr. Hilfiger amendment.

•We embarked on a multi-year initiative beginning in the second quarter of 2024 to simplify our operating model through the Growth Driver 5 Actions. The initiative is expected to result in annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support it largely completed by the end of 2025. We recorded pre-tax costs of $24 million during 2024 in connection with this initiative, including (i) $33 million of costs consisting principally of severance and (ii) a $10 million gain on the sale of a warehouse and distribution center. We expect to incur additional costs in 2025, however the additional costs cannot be quantified at this time. Please see Note 16, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We completed the sale of our women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks, including net assets with a carrying value of $140 million, to Basic Resources on November 27, 2023 for net proceeds of $156 million. We utilized the net proceeds from the Heritage Brands intimates transaction to repurchase shares of our common stock during the fourth quarter of 2023. We recorded an aggregate net pre-tax gain of $13 million in the fourth quarter of 2023 in connection with the closing of the transaction, consisting of (i) a gain of $15 million, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell, partially offset by (ii) $2 million of pre-tax severance and other termination benefits associated with the transaction. We recorded an incremental gain of $10 million in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 3, “Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

We extended in 2022 most of our licensing agreements with G-III for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2027, the first of which occurred at the end of calendar 2023. Upon expiration, we have been bringing and intend to continue to bring in house a significant portion of the licensed product categories and directly operate these businesses. The expiration of these licenses and the transition of previously licensed product categories in house did not have a material impact on our revenue and net income in 2024. In 2025, the transition of previously licensed product categories in house is expected to result in a less than 1% increase to our revenue and an approximately 50 basis point decline in our gross margin.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 70% of our 2024 revenue was subject to foreign currency translation.

During 2023, the United States dollar weakened against the euro, which is the foreign currency in which we transact the most business, and strengthened against key currencies in which we transact business in the Asia Pacific region. This trend generally continued during the first nine months of 2024, but in the fourth quarter of 2024, the United States dollar began to strengthen against the euro, as well as most major currencies. The trend shifted again in March 2025 with the United States dollar weakening against most major currencies including the euro. Our 2024 revenue and net income decreased by approximately $70 million and $10 million, respectively, as compared to 2023 due to the impact of foreign currency translation. We currently expect the translational impact of foreign currency on our 2025 revenue and net income as compared to 2024 will be immaterial.

There also is a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency. We use foreign currency forward contracts to hedge against a portion of the exposure related to this transactional impact. We enter into these contracts up to 15 months in advance for a portion of the projected inventory purchases and may enter into incremental contracts leading up to the time the inventory purchases occur. The impact of foreign currency fluctuations on the cost of inventory purchases covered by these contracts is then realized in our results of operations as the underlying inventory hedged by the contracts is sold. The transactional impact of foreign currency on our 2024 net income as compared to 2023 was immaterial. We currently expect the transactional impact of foreign currency on our 2025 net income as compared to 2024 also will be immaterial.

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

The following table summarizes our statements of operations in 2024, 2023 and 2022:

	2024	2023	2022
(Dollars in millions)
Net sales	$8,203	$8,752	$8,545
Royalty revenue	361	368	372
Advertising and other revenue	89	98	107
Total revenue	8,653	9,218	9,024
Gross profit	5,143	5,363	5,123
% of total revenue	59.4%	58.2%	56.8%
SG&A expenses	4,411	4,543	4,377
% of total revenue	51.0%	49.3%	48.5%
Goodwill impairment	—	—	417
Non-service related pension and postretirement (cost) income	(27)	47	92
Other gain	20	15	—
Equity in net income of unconsolidated affiliates	48	46	50
Income before interest and taxes	772	929	471
Interest expense	90	99	90
Interest income	23	11	7
Income before taxes	706	841	388
Income tax expense	107	177	188
Net income	$599	$664	$200

Total Revenue

Total revenue was $8.653 billion in 2024, $9.218 billion in 2023, and $9.024 billion in 2022. The decrease in revenue of $565 million, or 6%, in 2024 compared to 2023 included (i) a 2% decline due to the Heritage Brands intimates transaction, (ii) a 1% decline from the 53rd week in 2023 and (iii) a 1% negative impact of foreign currency translation, with the following revenue changes in our segments:

•The reduction of an aggregate $235 million of revenue, or a 5% decrease compared to the prior year, attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a negative impact of $32 million, or 1%, related to foreign currency translation. Tommy Hilfiger International segment revenue decreased 7% (including a 1% negative foreign currency impact). Revenue in our Tommy Hilfiger North America segment was flat.

•The reduction of an aggregate $58 million of revenue, or a 1% decrease compared to the prior year, attributable to our Calvin Klein International and Calvin Klein North America segments, which included a negative impact of $40 million or 1%, related to foreign currency translation. Calvin Klein International segment revenue decreased 2% (including a 1% negative foreign currency impact). Revenue in our Calvin Klein North America segment decreased 1%.

•The reduction of $272 million of revenue, or a 57% decrease compared to the prior year, attributable to our Heritage Brands Wholesale segment, which included a 45% decline resulting from the Heritage Brands intimates transaction.

Our 2024 revenue through our direct-to-consumer distribution channel decreased 2% compared to 2023, including a 1% decline from the 53rd week in 2023 and a 1% negative foreign currency impact. Revenue in our owned and operated stores decreased 1%, including a 1% negative foreign currency impact. Sales through our directly operated digital commerce businesses decreased 7%, including a 1% negative foreign currency impact, primarily due to our planned strategic reduction of sales in Europe to drive overall higher quality of sales in the region. Our revenue through our wholesale distribution channel decreased 10%, primarily due to (i) a 5% reduction resulting from the Heritage Brands intimates transaction and (ii) the planned strategic reduction of sales in Europe to drive overall higher quality of sales in the region. The impact in 2024 of foreign currency translation on our wholesale distribution channel revenue was not significant.

The increase in revenue of $194 million, or 2% in 2023 compared to 2022 included (i) a 1% benefit from the 53rd week in 2023 and (ii) a 1% positive impact of foreign currency translation, with the following revenue changes in our segments:

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

Our 2023 revenue through our direct-to-consumer distribution channel increased 9% compared to 2022, including a 1% benefit from the 53rd week, as revenue in our owned and operated stores increased 9% and sales through our directly operated digital commerce businesses increased 10%. The impact of foreign currency translation on our direct-to-consumer distribution channel revenue was not significant. Our revenue through our wholesale distribution channel decreased 3% inclusive of a 1% positive foreign currency impact and a 1% reduction resulting from the Heritage Brands intimates transaction.

We currently expect revenue for the full year 2025 will be flat to increase slightly compared to 2024. The impact of foreign currency translation on our revenue for full year 2025 is expected to be immaterial.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs and inspection costs. Also included as cost of goods sold are the amounts recognized on foreign currency forward contracts as the underlying inventory hedged by such forward contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative (“SG&A”) expenses. All of our royalty, advertising and other revenue from licensing the use of our trademarks is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross margin for 2024, 2023 and 2022:

	2024	2023	2022
Components of revenue:
Net sales	94.8%	94.9%	94.7%
Royalty, advertising and other revenue	5.2	5.1	5.3
Total	100.0%	100.0%	100.0%
Gross margin	59.4%	58.2%	56.8%

Gross profit in 2024 was $5.143 billion, or 59.4% of total revenue, compared to $5.363 billion, or 58.2% of total revenue, in 2023. The 120 basis point gross margin increase was primarily driven by (i) lower product costs as compared to 2023, which benefited us more significantly in the first half of the year, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue in 2024 than in 2023 and carries higher gross margins, and (iii) the impact of the reduction in revenue as a result of the Heritage Brands intimates transaction, as the revenue from the Heritage Brands intimates business carried lower gross margins. These increases were partially offset by increased promotional selling in the fourth quarter of 2024 due to continued softness in the consumer environment particularly in North America.

Gross profit in 2023 was $5.363 billion, or 58.2% of total revenue, compared to $5.123 billion, or 56.8% of total revenue, in 2022. The 140 basis point gross margin increase was primarily driven by (i) price increases that were implemented in certain regions and for certain product categories during 2022, (ii) lower freight and other logistics costs as compared to the prior year, (iii) the impact of a change in the revenue mix between our International and North America segments as compared to 2022, as our International segments’ revenue was a larger proportion of total revenue in 2023 than in 2022 and these segments carried higher gross margins, and (iv) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue in 2023 than in 2022 and carries higher gross margins. These increases were partly offset by (i) higher product costs as a result of inflationary pressures as compared to the prior year and (ii) an approximately 100 basis point decline due to the unfavorable transactional impact of foreign exchange on our international businesses, particularly our European businesses, that purchase inventory in a currency other than their functional currency, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

We currently expect that gross margin in 2025 will decrease by approximately 100 basis points compared to 2024 primarily as a result of (i) the approximately 50 basis point decline expected in connection with the transition of certain product categories previously licensed to G-III into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins and (ii) the impact of a change in the revenue mix between our International and North America segments as compared to 2024, as our North America segments’ revenue is expected to be a larger proportion of total revenue in 2025 than in 2024 and these segments carry lower gross margins.

SG&A Expenses

Our SG&A expenses were as follows:

	2024	2023	2022
(In millions)
SG&A expenses	$4,411	$4,543	$4,377
% of total revenue	51.0%	49.3%	48.5%

SG&A expenses in 2024 were $4.411 billion, or 51.0% of total revenue, compared to $4.543 billion, or 49.3% of total revenue in 2023. The $132 million decrease in SG&A expenses was primarily driven by cost efficiencies across the business as we continue to take a disciplined approach to managing expenses. The 170 basis point increase in SG&A as a percentage of revenue was primarily driven by (i) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023, as our direct-to-consumer distribution channel was a larger proportion of our total revenue in 2024 than in 2023 and carries higher SG&A expenses as a percentage of total revenue, (ii) the impact from the deleveraging of expenses resulting from the decline in revenue in 2024, (iii) costs incurred in connection with the Mr. Hilfiger amendment, and (iv) restructuring costs incurred in connection with the Growth Driver 5 Actions. These increases were partially offset by the favorable impact of (i) the 2022 costs savings initiative and (ii) cost efficiencies across the business as we continue to take a disciplined approach to managing expenses.

SG&A expenses in 2023 were $4.543 billion, or 49.3% of total revenue, compared to $4.377 billion, or 48.5% of total revenue in 2022. The 80 basis point increase was primarily driven by (i) the impact of the change in the revenue mix between our International and North America segments as compared to 2022, as our International segments’ revenue was a larger proportion of our total revenue in 2023 than in 2022 and these segments carried higher SG&A expenses as percentages of total revenue, (ii) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2022, as our direct-to-consumer distribution channel was a larger proportion of our total revenue in 2023 than in 2022 and carries higher SG&A expenses as a percentage of total revenue, and (iii) an increase in marketing and other investments to drive our strategic initiatives. These increases were partially offset by (i) the absence in 2023 of costs incurred in 2022 in connection with the exit from our Russia business, (ii) the net favorable impact of the 2022 cost savings initiative and (iii) cost efficiencies across the business as we take a disciplined approach to managing expenses.

We currently expect that SG&A expenses as a percentage of revenue in 2025 will decrease approximately 200 basis points compared to 2024. Our expectation for 2025 includes decreases primarily as a result of (i) the favorable impact of the Growth Driver 5 Actions and (ii) the absence of costs incurred in connection with the Mr. Hilfiger amendment. Our expectation for 2025 does not include restructuring costs expected to be incurred in 2025 in connection with Growth Driver 5 Actions as these costs cannot be quantified at this time.

Goodwill Impairment

We recorded a pre-tax noncash goodwill impairment charge of $417 million during 2022 in conjunction with our annual goodwill and other indefinite-lived intangible asset impairment testing. The impairment was non-operational and driven primarily by a significant increase in discount rates, as a result of then-current economic conditions.

Please see Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of this impairment.

Non-Service Related Pension and Postretirement (Cost) Income

Non-service related pension and postretirement (cost) income was $(27) million, $47 million, and $92 million in 2024, 2023 and 2022, respectively. Non-service related pension and postretirement cost in 2024 included an actuarial loss on our retirement plans of $28 million. Non-service related pension and post retirement income in 2023 and 2022 included actuarial gains on our retirement plans of $46 million, inclusive of a $20 million pre-tax curtailment gain recorded in connection with a change to our defined benefit pension plans, and $78 million, respectively.

Please see Note 11, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our pension and postretirement plans, including the 2023 change to freeze our defined benefit pension plans.

Non-service related pension and postretirement (cost) income recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for 2025 will be immaterial. However, our expectation of 2025 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2025. We may record a significant actuarial gain or loss in 2025 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2025 non-service related pension and postretirement income may be significantly different than our projections.

Other Gain

We recorded a gain of $10 million related to the sale of a warehouse and distribution center in the third quarter of 2024 in connection with the Growth Driver 5 Actions. Please see Note 16, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

We recorded a gain of $15 million in the fourth quarter of 2023 in connection with the closing of the Heritage Brands intimates transaction and an incremental gain of $10 million in the first quarter of 2024 due to the accelerated realization of the earnout provided in the agreement with Basic Resources. Please see Note 3, “Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $48 million, $46 million, and $50 million of income in 2024, 2023, and 2022 respectively. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed trademarks in the United States and Canada, and (v) our investment in Karl Lagerfeld prior to the closing of the Karl Lagerfeld transaction during 2022. The equity in net income of unconsolidated affiliates for 2022 also included a $16 million pre-tax gain in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

The equity in net income of unconsolidated affiliates for 2024 was relatively flat compared to 2023. The equity in net income of unconsolidated affiliates for 2023 decreased as compared to 2022 primarily due to the absence in 2023 of the $16 million pre-tax gain recorded in 2022 in connection with the Karl Lagerfeld transaction, partly offset by an increase in income attributable to our joint venture in Mexico and our PVH Legwear LLC joint venture.

We currently expect that our equity in net income of unconsolidated affiliates for the full year 2025 will be relatively flat as compared to 2024.

Interest Expense, Net

Interest expense, net decreased to $67 million in 2024 from $88 million in 2023 primarily due to (i) an increase in interest income resulting from higher levels of invested cash and higher interest rates as compared to the prior year period and (ii) the impact of the repayment of the $100 million 7 3/4% debentures in November 2023.

Interest expense, net increased to $88 million in 2023 from $83 million in 2022 primarily due to an increase in interest rates as compared to 2022.

Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

Interest expense, net for the full year 2025 is currently expected to increase to approximately $85 million compared to $67 million in 2024, primarily due to the impacts of accelerated share repurchase (“ASR”) agreements we intend to enter into in April 2025 to repurchase $500 million of shares of our common stock. Please see the section entitled “Acquisition of Treasury Shares” within “Liquidity and Capital Resources” below for further discussion.

Income Taxes

Income tax expense was as follows:

	2024	2023	2022
(Dollars in millions)
Income tax expense	$107	$177	$188
Income tax as a % of pre-tax income	15.2%	21.1%	48.4%

Significant items which have caused our tax rate to fluctuate each year include the items discussed below. The effect that discrete tax amounts have on the effective income tax rate in each year is not comparable due to changes in our pre-tax income.

Our effective income tax rate for 2024 was 15.2% primarily due to (i) a favorable change in our uncertain tax positions including a benefit to our effective tax rate of 4.7% from the settlement of a multi-year audit in an international jurisdiction in the second quarter of 2024 and (ii) the favorable tax impacts of the foreign derived intangible income deduction and the generation of certain foreign tax credits, partially offset by (iii) an unfavorable change in our jurisdictional mix of earnings.

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

We currently expect that our effective income tax rate in 2025 will be approximately 22%.

We file income tax returns in more than 40 international jurisdictions each year. Our tax rate is influenced by several factors, including the mix of international and domestic pre-tax earnings, specific discrete transactions and events, new regulations, audits by tax authorities, and new information received, These elements may lead to adjustments in both our estimate for uncertain tax positions and the overall effective tax rate. Please see Note 8, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

The Organization for Economic Cooperation and Development released the Pillar Two framework which includes transition and safe harbor guidelines around the implementation of a global minimum effective tax rate of 15%. Pillar Two legislation was enacted in certain jurisdictions where we operate and was effective in 2024. The global minimum effective tax rate did not have a material impact on our 2024 effective tax rate and based on our current analysis of the Pillar Two provisions, we do not expect it to have a material impact on our 2025 effective tax rate. We continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at February 2, 2025 was $748 million, an increase of $40 million from $708 million at February 4, 2024. The change in cash and cash equivalents included the impact of (i) approximately $500 million of common stock repurchases under the stock repurchase program (please see section entitled “Acquisition of Treasury Shares” below for further discussion), (ii) $553 million of net proceeds from the issuance of €525 million principal amount of 4 1/8% senior notes due 2029 and (iii) the $562 million redemption of €525 million principal amount of 3 5/8% senior notes due 2024. We ended 2024 with approximately $1.4 billion of borrowing capacity available under our various debt facilities.

Cash flow in 2025 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) common stock repurchases pursuant to ASR agreements of $500 million, (ii) projected capital expenditures of approximately $200 million and (iii) mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities of approximately $11 million, subject to exchange rate fluctuations. Additionally, we are exploring alternatives, including refinancing, to fund the repayment of our $500 million senior unsecured notes due in 2025.

As of February 2, 2025, $353 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions which we would expect to incur material tax costs upon the distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $741 million in 2024 compared to $969 million in 2023. The decrease in cash provided by operating activities as compared to 2023 was primarily driven by changes in our working capital, including (i) changes to trade receivables primarily as a result of (a) an increase in trade receivables in the current year period, primarily driven by the timing of sales to our wholesale customers and (b) a decrease in trade receivables during the prior year period, primarily driven by a decrease in our wholesale revenue in the fourth quarter of 2023 as compared to the fourth quarter of 2022, and (ii) changes in inventories net of the related change in payables.

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

Investments in Unconsolidated Affiliates

Dividends received from our investments in unconsolidated affiliates of $42 million, $30 million and $16 million during 2024, 2023 and 2022, respectively, are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Heritage Brands Intimates Transaction

We completed the sale of our women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 for net proceeds of $156 million, of which $160 million of gross proceeds are presented as investing cash flows and $4 million of transaction costs are presented as operating cash flows in the Consolidated Statement of Cash Flows for 2023. Due to the accelerated realization of the earnout provided for in the agreement with Basic Resources that occurred during the first quarter of 2024, we are receiving additional proceeds of $10 million, which is being paid to us in installments through the first quarter of 2025. We received $7.5 million of the earnout during 2024. Please see Note 3, “Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

Karl Lagerfeld Transaction

We completed the sale of our approximately 8% economic interest in Karl Lagerfeld to a subsidiary of G-III on May 31, 2022 for $20 million in cash, of which $19 million was received in 2022 and the remaining $1 million which was previously held in escrow was received in 2023. Please see Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Capital Expenditures

Our capital expenditures in 2024 were $159 million compared to $245 million in 2023. The capital expenditures in 2024 primarily consisted of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America. We currently project that capital expenditures for 2025 will increase to approximately $200 million and will primarily consist of continued investments in these same categories.

Dividends

Cash dividends paid on our common stock totaled $9 million, $9 million and $10 million in 2024, 2023 and 2022, respectively.

We currently project that cash dividends paid on our common stock in 2025 will be approximately $8 million based on our current dividend rate, the number of shares of our common stock outstanding as of February 2, 2025, our estimate of stock to be issued during 2025 under our stock incentive plan and our estimate of stock repurchases during 2025.

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

We intend to enter into ASR agreements in April 2025 to repurchase $500 million of shares of our common stock. The ASR agreements will be included under our current $5 billion stock repurchase authorization approved by the Board of Directors. We intend to fund the ASR agreements with cash on hand and additional borrowings.

During 2024, 2023 and 2022, we purchased 4.7 million shares, 5.7 million shares and 6.2 million shares, respectively, of our common stock under the program in open market transactions for $501 million (excluding excise taxes of $5 million), $550 million (excluding excise taxes of $5 million) and $399 million, respectively. Purchases of $4 million were accrued for in our Consolidated Balance Sheet as of February 2, 2025. Purchases of $2 million that were accrued for in our Consolidated Balance Sheet as of February 4, 2024 were paid in 2024. As of February 2, 2025, the repurchased shares were held as treasury stock and $1.773 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	2/2/25	2/4/24
Short-term borrowings	$—	$—
Current portion of long-term debt	511	578
Finance lease obligations	6	10
Long-term debt	1,580	1,592
Stockholders’ equity	5,141	5,119

In addition, we had $748 million and $708 million of cash and cash equivalents as of February 2, 2025 and February 4, 2024, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of February 2, 2025 and February 4, 2024.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $196 million based on exchange rates in effect on February 2, 2025 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of February 2, 2025 and February 4, 2024.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. Borrowings under the commercial paper note program, when taken together with the revolving borrowings outstanding under the multicurrency revolving credit facility included in the 2022 facilities (as defined below), cannot exceed $1.150 billion. We had no borrowings outstanding under the commercial paper note program as of February 2, 2025 and February 4, 2024.

Finance Lease Obligations

Our cash payments for finance lease obligations totaled $4 million, $5 million and $5 million in 2024, 2023 and 2022, respectively.

2022 Senior Unsecured Credit Facilities

On December 9, 2022 (the “Closing Date”), we entered into senior unsecured credit facilities (the “2022 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2019 facilities (as defined below), as well as the related debt issuance costs.

The 2022 facilities consist of (a) a €441 million euro-denominated Term Loan A facility (the “Euro TLA facility”), (b) a $1.150 billion United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in (i) United States dollars, (ii) Australian dollars (limited to A$50 million), (iii) Canadian dollars (limited to C$70 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250 million), and (c) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars (together with the multicurrency revolving credit facility, the “revolving credit facilities”). The 2022 facilities are due on December 9, 2027. In connection with the refinancing in 2022 of the 2019 facilities, we paid debt issuance costs of $9 million (of which $1 million was expensed as debt modification costs and $8 million is being amortized over the term of the 2022 facilities) and recorded debt extinguishment costs of $1 million to write off previously capitalized debt issuance costs.

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

The terms of the Euro TLA facility require us to make quarterly repayments of amounts outstanding, which commenced with the calendar quarter ending March 31, 2023. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2022 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by us would reduce the future required repayment amounts. The outstanding principal balance for the Euro TLA facility was €419 million as of February 2, 2025.

We made payments totaling $12 million on our term loan under the 2022 facilities in each of 2024 and 2023. We made payments of $488 million on our term loan under the 2019 facilities during 2022, which included $23 million of mandatory payments and the $465 million repayment of the 2019 facilities in connection with the refinancing of the senior credit facilities.

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

The applicable margin with respect to the Euro TLA facility as of February 2, 2025 was 1.250%. The applicable margin with respect to the revolving credit facilities as of February 2, 2025 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple ESTR and 1.125% for loans bearing interest at the EURIBOR or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

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

3 5/8% Euro Senior Notes Due 2024

We had outstanding €525 million principal amount of 3 5/8% senior notes due July 15, 2024. We redeemed these notes on April 25, 2024 utilizing the net proceeds from the issuance of the €525 million principal amount of 4 1/8% senior notes due July 16, 2029 together with other available funds, as discussed below. We recorded an immaterial amount of debt extinguishment costs to write-off previously capitalized debt issuance costs associated with these notes during the first quarter of 2024.

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

4 1/8% Euro Senior Notes Due 2029

We issued on April 15, 2024, €525 million principal amount of 4 1/8% senior notes due July 16, 2029. We paid €5 million ($6 million based on exchange rates in effect on the payment date) of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

We intend to allocate an amount equal to the net proceeds of the offering to finance or refinance new or existing environmental Eligible Projects (as defined in the prospectus relating to the notes offering) focused mainly on the use of sustainable materials and packaging and circularity. Pending allocation to Eligible Projects, we utilized the net proceeds of the offering, together with other available funds, to redeem the €525 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

We may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

Our ability to create liens on our assets or engage in sale/leaseback transactions is restricted under the indentures governing our senior notes.

As of February 2, 2025, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of February 2, 2025, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a positive outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt.

Additional Cash Requirements

The following table summarizes current and long-term cash requirements as of February 2, 2025, which we expect to fund primarily with cash generated from operating cash flows and continued access to financial and credit markets:

	Cash Requirements
Description	Total	2025	2026-2027	2028-2029	Thereafter
(In millions)
Long-term debt(1)	$2,099	$511	$1,044	$544
Interest payments on long-term debt	236	72	119	45
Operating and finance leases(2)	1,613	350	551	341	$371
Inventory purchase commitments(3)	796	796
Other cash requirements(4)	193	100	85	8
Total	$4,937	$1,829	$1,799	$938	$371
______________________
(1)At February 2, 2025, the outstanding principal balance under our senior unsecured Term Loan A facility was $434 million, which requires mandatory payments through December 9, 2027 (according to the mandatory repayment schedules). We also had outstanding $500 million of 4 5/8% senior unsecured notes due July 10, 2025, $622 million of 3 1/8% senior unsecured euro notes due December 15, 2027 and $544 million of 4 1/8% senior unsecured euro notes due July 16, 2029.
(2)We lease Company-operated free-standing retail store locations, warehouses, distribution centers, showrooms, office space, and certain equipment and other assets. Please see Note 15, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(3)Represents contractual commitments that are enforceable and legally binding for goods on order and not received or paid for as of February 2, 2025. Inventory purchase commitments also include fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. Substantially all of these goods are expected to be received and the related payments are expected to be made in 2025. This amount does not include foreign currency forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please see Note 9, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(4)Represents cash requirements primarily related to (i) information-technology service agreements, (ii) minimum contractual royalty payments under several license agreements we have with third parties, and (iii) advertising and sponsorship agreements.

Not included in the above table are contributions to our qualified defined benefit pension plans, or payments in connection with our unfunded non-qualified supplemental defined benefit pension plans and our unfunded postretirement health care and life insurance benefits plans. These cash requirements cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets and discount rate. The liabilities associated with these plans are presented in Note 11, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements

included in Item 8 of this report. Currently, we do not expect to make any material contributions to our pension plans in 2025. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $52 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please see Note 8, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $36 million of asset retirement obligations related to our obligation to dismantle or remove leasehold improvements from leased office, retail store or warehouse locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement due to the uncertainty of timing of future cash outflows associated with such obligations. Please see Note 21, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

Not included in the above table are the cash flows associated with fixed-to-fixed cross-currency swap contracts that expire on July 10, 2025 due to the uncertainty regarding the future cash settlements associated with these contracts. Please see Note 9, “Derivative Financial Instruments” included in Item 8 of this report for further information related to these cross-currency swap contracts.

MARKET RISK

Financial instruments held by us as of February 2, 2025 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of February 2, 2025. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at February 2, 2025, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.7 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of February 2, 2025, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.4 million annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part II, Item 7 of this report for further discussion of our credit facilities.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Over 70% of our $8.7 billion of revenue in 2024 and $9.2 billion of revenue in 2023, and over 65% of our $9.0 billion of revenue in 2022 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

Our 2024 revenue and net income decreased by approximately $70 million and $10 million, respectively, as compared to 2023 due to the impact of foreign currency translation. We currently expect the translational impact of foreign currency on our 2025 revenue and net income as compared to 2024 will be immaterial.

In 2024, we recognized unfavorable foreign currency translation adjustments of $173 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar since February 4, 2024 against the euro of 4%, certain currencies in the Asia-Pacific region (primarily the Australian dollar of 5% and the Korean won of 9%), the Mexican peso of 17% and the Brazilian real of 15%. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 39% of our $5.3 billion total goodwill and other intangible assets as of February 2, 2025. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

There is also a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency. We also have exposure to changes in foreign currency rates related to certain intercompany transactions and SG&A expenses. We currently use and plan to continue to use foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. We enter into foreign currency forward contracts pertaining to these inventory transactions up to 15 months in advance for a portion of the projected purchases and may enter into incremental contracts leading up to the time the inventory purchases occur.

The transactional impact of foreign currency on our 2024 net income as compared to 2023 was immaterial. We currently expect the transactional impact of foreign currency on our 2025 net income as compared to 2024 also will be immaterial.

Given our foreign currency forward contracts outstanding at February 2, 2025, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $95 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates and mortality rates. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2025 net benefit cost related to the pension plans of approximately $4 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2025 net benefit cost of approximately $16 million.

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

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends and forecasts, inventory aging and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable. We believe that all inventory write-downs required at February 2, 2025 have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of inflationary pressures globally, supply chain disruptions, and the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, it is possible that the required level of inventory reserves would need to be adjusted.

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

We assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill and other indefinite-lived intangible assets. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting units or indefinite-lived intangible assets. Qualitative factors that we consider as part of our assessment include a change in our market capitalization and its implied impact on reporting unit fair value, a change in our weighted average cost of capital, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. If we perform the quantitative test for any reporting units or indefinite-lived intangible assets, we generally use a discounted cash flow method to estimate fair value. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts and include revenue growth rate, gross margin, operating expenses and earnings before interest, taxes, depreciation and amortization margin. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar analysis and valuations. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potential impairment charge if we are unable to recover the carrying value of our goodwill and other indefinite-lived intangible assets. For goodwill, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For indefinite-lived intangible assets, an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.

Goodwill Impairment Testing

For the 2024 annual goodwill impairment test performed as of the beginning of the third quarter of 2024, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of our reporting units.

Our annual goodwill impairment test for 2024 yielded estimated fair values in excess of the carrying amounts for all of our reporting units with assigned goodwill and therefore no impairment of goodwill was identified.

The Tommy Hilfiger International reporting unit had an estimated fair value that exceeded its carrying amount of $2,875 million by approximately 10%. The carrying amount of goodwill allocated to this reporting unit as of the date of the test was $1,556 million. The fair value of the Tommy Hilfiger International reporting unit was determined using an income approach based on discounted projected future (debt-free) cash flows. The discount rate applied to these cash flows was based on the weighted average cost of capital for the reporting unit, which takes market participant assumptions into consideration. Estimated future operating cash flows were discounted at a rate of 13% to account for the relative risks of the estimated future cash flows. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would result in a change to the estimated fair value of the reporting unit of approximately $161 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the reporting unit of approximately $281 million. While the Tommy Hilfiger International reporting unit was not determined to be impaired, it may be at risk of future impairment if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the long-term growth rate or the weighted average cost of capital.

As a result of our 2022 annual impairment test, we recorded $417 million of noncash impairment charges during the third quarter of 2022, which were included in goodwill impairment in our Consolidated Statement of Operations. The impairments were driven primarily by a significant increase in discount rates. No impairment of goodwill resulted from our annual impairment test in 2023. Please see Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Indefinite-Lived Intangible Assets Impairment Testing

For the 2024 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2024, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test for all indefinite-lived intangible assets, using a discounted cash flow method to estimate fair value. We determined that the fair values for all indefinite-lived intangible assets exceeded their carrying amounts and, therefore, the assets were not impaired. The indefinite-lived intangible asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by 19%.

No impairment of indefinite-lived intangible assets resulted from our annual impairment tests in 2023 or 2022. Please see Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Considerations Since the 2024 Annual Impairment Tests

There have been no significant events or change in circumstances since the date of the 2024 annual impairment tests that would indicate the remaining carrying amounts of our goodwill and indefinite-lived intangible assets may be impaired as of February 2, 2025. If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There continues to be significant uncertainty in the current macroeconomic environment due to inflationary pressures globally, supply chain disruptions, the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, and foreign currency volatility. In addition, there is significant uncertainty surrounding how our business may be impacted in the future as a result of MOFCOM’s decision to place us on the UEL. If economic conditions or market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, or business conditions or strategies for a specific reporting unit change from current assumptions, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, we could incur additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

The mortality assumptions used to determine our benefit obligations are based on the most recently published actuarial mortality tables. We also periodically review and revise, as necessary, other plan assumptions such as rates of compensation increases, retirement and termination based on historical experience and anticipated future management actions. Changes in life expectancy and other plan assumptions can impact benefit obligations and future expense.

Actual results could differ from our assumptions, which would require adjustments to our balance sheet and could result in volatility in our future net benefit cost. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to our 2025 net benefit cost related to the pension plans of approximately $4 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to our 2025 net benefit cost of approximately $16 million.

In the fourth quarter of 2023, our Board of Directors approved changes to our pension plans to freeze the pensionable compensation and credited service amounts used to calculate participants’ benefits, which became effective June 30, 2024. After the effective date, in lieu of participation in these pension plans, employees receive an additional Company contribution to their savings and retirement plans. Employees near retirement age that meet a specified service requirement are included in a transition group that will continue to accrue benefits under these pension plans for two years after the effective date of the freeze in addition to receiving the additional Company contribution to their savings and retirement plans. In connection with the pension plans freeze, we recorded a curtailment gain of $20 million in 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 2, 2025 due to a material weakness in internal control over financial reporting, as described below in Management’s Report on Internal Control over Financial Reporting.

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and the board of directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Audit & Risk Management Committee of the Company’s Board of Directors, composed solely of directors who are independent in accordance with New York Stock Exchange listing standards, the Securities Exchange Act of 1934, the Company’s Corporate Governance Guidelines and the Committee’s charter, meets periodically with the Company’s independent auditors, the Company’s internal auditors and management to discuss internal control over financial reporting, auditing and financial reporting matters. Both the independent auditors and the Company’s internal auditors periodically meet alone with the Audit & Risk Management Committee and have free access to the Committee.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Material Weakness in Internal Control

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the area of user access management over the Company’s enterprise resource planning system and the related systems in the Europe, the Middle East and Africa (“EMEA”) region. As a result, the related EMEA business process controls (IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the systems impacted by the ineffective ITGCs, were also ineffective. Management believes that these control deficiencies were a result of IT control processes lacking sufficient documentation of the execution of controls. This lack of documentation resulted in a situation whereby the successful operation of ITGCs was overly dependent upon the knowledge and actions of certain individuals with IT expertise, which led to failures resulting from changes in IT personnel and insufficient training of IT personnel on the importance of ITGCs. While the material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results, there was a reasonable possibility that the ineffective ITGCs could have resulted in a material misstatement in the Company’s consolidated financial statements that would not be detected. Accordingly, we have determined that the control deficiencies constituted a material weakness. Based on this material weakness, management concluded that at February 2, 2025, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of February 2, 2025, which appears in this Annual Report on Form 10-K.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, management completed substantive procedures for the year ended February 2, 2025. Based on these procedures, management believes that our consolidated financial statements included in this Annual Report on Form10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-K. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which appears in this Annual Report on Form 10-K.

Remediation of Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated such that these controls are designed, implemented, and operating effectively. The remediation actions include (i) creating and filling an IT Compliance Oversight function (ii) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access management; (iii) increasing the extent of oversight and verification checks included in the operation of user access management controls and processes; and (iv) enhancing quarterly management reporting on the remediation measures to the Audit & Risk Management Committee of the Board of Directors.

We believe that these actions, when fully implemented, will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified during the period covered by this report, there have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ STEFAN LARSSON	/s/ ZACHARY COUGHLIN

Stefan Larsson	Zachary Coughlin
Chief Executive Officer	Executive Vice President and
April 1, 2025	Chief Financial Officer
April 1, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on Internal Control Over Financial Reporting

We have audited PVH Corp.’s internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, PVH Corp. (the Company) has not maintained effective internal control over financial reporting as of February 2, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control related to ineffective information technology general controls in the area of user access management over the Company’s enterprise resource planning system and the related systems in the Europe, the Middle East and Africa region.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2025 and February 4, 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2025, and the related notes and financial statements schedule listed in the Index at Item 15(a)(2). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated April 1, 2025 which expressed unqualified opinion thereon.

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
April 1, 2025

Item 9B. Other Information

Securities Trading Plans of Directors and Officers

During the quarterly period ended February 2, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2025. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to the PVH Board of Directors and with respect to our Audit & Risk Management Committee, our Audit Committee Financial Expert, our Code of Ethics for the Chief Executive and Senior Financial Officers, and our insider trading arrangements and polices is incorporated herein by reference to the section entitled “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2025.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation Tables,” “Compensation Committee Report,” “Compensation Discussion & Analysis,” “Corporate Governance - Committees - Compensation Committee” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Corporate Governance - Transactions with Related Persons” and “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2025.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2025.

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

3.2	By-Laws of PVH Corp., as amended through December 19, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on December 20, 2024).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

+4.8	Description of Securities

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

*10.19	Employment Agreement, dated as of February 7, 2022, between PVH Corp. and Zac Coughlin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2022).

10.20
Credit Agreement, dated as of December 9, 2022, among PVH Corp., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citibank, N.A. as Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, BOFA Securities, Inc. as Documentation Agent, Joint Lead Arranger and Joint Lead Bookrunner, Truist Bank as Documentation Agent, Bank of China, New York Branch, as Documentation Agent, BNP Paribas as Documentation Agent, DBS Bank LTD. as Documentation Agent, Citizens Bank, N.A. as Documentation Agent, HSBC Bank USA, National Association as Documentation Agent, Standard Chartered Bank as Documentation Agent, The Bank of Nova Scotia as Documentation Agent, U.S. Bank National Association as Documentation Agent, JPMorgan Chase Bank, N.A. as Joint Lead Arranger and Joint Lead Bookrunner, and Truist Securities, Inc. as Joint Lead Arranger and Joint Lead Bookrunner (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended January 29, 2023). First Amendment to Credit Agreement, dated as of June 27, 2024, entered into by and between PVH Corp. and Barclays Bank PLC as administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended August 4, 2024).

*10.21
Employment Agreement, dated as of November 29, 2022, between PVH Corp. and Eva Serrano (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended February 4, 2024).

*,+10.22	Employment Agreement, dated as of July 6, 2022, between PVH Corp. and David Savman. First Amendment to Employment Agreement, dated as of March 11, 2025, between PVH Corp. and David Savman.

*,+10.23	Employment Agreement, dated as of October 6, 2023, between PVH Corp. and Lea Rytz Goldman.

+19	PVH Corp. Insider Trading Policy, effective March 14, 2025.

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Zachary Coughlin, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

97	PVH Corp. Clawback Policy, effective June 22, 2023 (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K for the fiscal year ended February 4, 2024).

+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated: April 1, 2025

PVH CORP.

By:	/s/ STEFAN LARSSON
Stefan Larsson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEFAN LARSSON	Director and Chief Executive Officer	April 1, 2025
Stefan Larsson	(Principal Executive Officer)

/s/ ZACHARY COUGHLIN	Executive Vice President and Chief Financial	April 1, 2025
Zachary Coughlin	Officer (Principal Financial Officer)

/s/ JAMES W. HOLMES	Executive Vice President and Controller	April 1, 2025
James W. Holmes	(Principal Accounting Officer)

/s/ MICHAEL CALBERT	Chairman (Director)	April 1, 2025
Michael Calbert

/s/ JESPER ANDERSEN	Director	April 1, 2025
Jesper Andersen

/s/ AJAY BHALLA	Director	April 1, 2025
Ajay Bhalla

/s/ BRENT CALLINICOS	Director	April 1, 2025
Brent Callinicos

/s/ GEORGE CHEEKS	Director	April 1, 2025
George Cheeks

/s/ KATE GULLIVER	Director	April 1, 2025
Kate Gulliver

/s/ JUDITH AMANDA SOURRY KNOX	Director	April 1, 2025
Judith Amanda Sourry Knox

/s/ GERALDINE (PENNY) MCINTYRE	Director	April 1, 2025
Geraldine (Penny) McIntyre

/s/ AMY MCPHERSON	Director	April 1, 2025
Amy McPherson

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

PVH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	2024	2023	2022
Net sales	$8,203.1	$8,751.8	$8,544.9
Royalty revenue	361.2	368.2	372.0
Advertising and other revenue	88.6	97.7	107.3
Total revenue	8,652.9	9,217.7	9,024.2
Cost of goods sold (exclusive of depreciation and amortization)	3,510.4	3,854.5	3,901.3
Gross profit	5,142.5	5,363.2	5,122.9
Selling, general and administrative expenses	4,411.3	4,542.6	4,377.4
Goodwill impairment	—	—	417.1
Non-service related pension and postretirement (cost) income	(26.6)	47.2	91.9
Other gain	19.5	15.3	—
Equity in net income of unconsolidated affiliates	48.2	45.7	50.4
Income before interest and taxes	772.3	928.8	470.7
Interest expense	89.8	99.3	89.6
Interest income	23.2	11.5	7.1
Income before taxes	705.7	841.0	388.2
Income tax expense	107.2	177.4	187.8
Net income	$598.5	$663.6	$200.4
Basic net income per common share	$10.69	$10.88	$3.05
Diluted net income per common share	$10.56	$10.76	$3.03

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	2024	2023	2022
Net income	$598.5	$663.6	$200.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(172.6)	(68.9)	(68.3)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $6.2, $6.4 and $(19.7)	18.9	18.1	(56.2)
Net gain on net investment hedges, net of tax expense of $17.0, $3.4 and $6.3	50.5	10.3	24.1
Total other comprehensive loss	(103.2)	(40.5)	(100.4)
Comprehensive income	$495.3	$623.1	$100.0

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	February 2, 2025	February 4, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$748.0	$707.6
Trade receivables, net of allowances for credit losses of $22.4 and $41.1	851.2	793.3
Other receivables	25.1	13.9
Inventories, net	1,508.7	1,419.7
Prepaid expenses	210.5	237.7
Other	144.1	87.5
Total Current Assets	3,487.6	3,259.7
Property, Plant and Equipment, net	741.0	862.6
Operating Lease Right-of-Use Assets	1,157.5	1,213.8
Goodwill	2,260.1	2,322.1
Tradenames	2,565.0	2,599.1
Other Intangibles, net	455.9	498.3
Other Assets, including deferred taxes of $37.0 and $33.8	366.1	417.3
Total Assets	$11,033.2	$11,172.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,151.0	$1,073.4
Accrued expenses	735.6	776.2
Deferred revenue	55.3	55.5
Current portion of operating lease liabilities	289.1	288.9
Short-term borrowings	—	—
Current portion of long-term debt	510.8	577.5
Total Current Liabilities	2,741.8	2,771.5
Long-Term Portion of Operating Lease Liabilities	1,011.3	1,075.8
Long-Term Debt	1,579.9	1,591.7
Other Liabilities, including deferred taxes of $333.5 and $346.1	559.7	615.0
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 89,112,404 and 88,567,275 shares issued	89.1	88.6
Additional paid-in capital – common stock	3,374.1	3,313.3
Retained earnings	5,997.2	5,407.3
Accumulated other comprehensive loss	(856.8)	(753.6)
Less: 35,863,271 and 30,934,587 shares of common stock held in treasury, at cost	(3,463.1)	(2,936.7)
Total Stockholders’ Equity	5,140.5	5,118.9
Total Liabilities and Stockholders’ Equity	$11,033.2	$11,172.9

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2024	2023	2022
OPERATING ACTIVITIES(1)
Net income	$598.5	$663.6	$200.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	282.2	298.6	301.5
Equity in net income of unconsolidated affiliates	(48.2)	(45.7)	(50.4)
Deferred taxes(2)	(25.6)	(14.4)	9.8
Stock-based compensation expense	54.0	51.9	46.6
Impairment of goodwill	—	—	417.1
Impairment of other long-lived assets	10.2	5.7	51.7
Actuarial loss (gain) on retirement and benefit plans	28.2	(45.5)	(78.4)
Other gain	(19.5)	(15.3)	—
Changes in operating assets and liabilities:
Trade receivables, net	(82.8)	118.9	(188.5)
Other receivables	(10.0)	7.2	(1.3)
Inventories, net	(133.8)	307.6	(466.9)
Accounts payable, accrued expenses and deferred revenue	95.3	(318.8)	(62.6)
Prepaid expenses	23.0	(30.1)	(41.9)
Other, net	(30.6)	(14.3)	(97.9)
Net cash provided by operating activities	740.9	969.4	39.2
INVESTING ACTIVITIES(3)
Purchases of property, plant and equipment	(158.7)	(244.7)	(290.1)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	7.5	160.0	—
Proceeds from sale of Karl Lagerfeld investment	—	1.4	19.1
Purchases of investments held in rabbi trust	(5.5)	(4.7)	(8.6)
Proceeds from investments held in rabbi trust	2.5	2.9	1.4
Proceeds from cross-currency swap contracts (net investment hedges)	7.0	—	—
Proceeds from sale of warehouse and distribution center	9.5	—	—
Net cash used by investing activities	(137.7)	(85.1)	(278.2)
FINANCING ACTIVITIES(1)(3)
Net (payments on) proceeds from short-term borrowings	—	(43.5)	36.6
Proceeds from 2022 facilities, net of related fees	—	—	456.4
Repayment of 7 3/4% senior notes	—	(100.0)	—
Repayment of 2022 facilities	(11.8)	(11.9)	—
Repayment of 2019 facilities	—	—	(487.8)
Proceeds from 4 1/8% senior notes, net of related fees	553.1	—	—
Redemption of 3 5/8% senior notes	(561.7)	—	—
Net proceeds from settlement of awards under stock plans	7.3	17.9	—
Cash dividends	(8.6)	(9.4)	(10.1)
Acquisition of treasury shares	(524.8)	(570.3)	(418.6)
Payments of finance lease liabilities	(3.9)	(4.6)	(4.7)
Net cash used by financing activities	(550.4)	(721.8)	(428.2)
Effect of exchange rate changes on cash and cash equivalents	(12.4)	(5.6)	(24.6)
Increase (decrease) in cash and cash equivalents	40.4	156.9	(691.8)
Cash and cash equivalents at beginning of year	707.6	550.7	1,242.5
Cash and cash equivalents at end of year	$748.0	$707.6	$550.7

(1) Please see Note 15 for lease related cash flow information.
(2) Please see Note 8 for information on deferred taxes.
(3) Please see Note 18 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Stockholders’ Equity
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 30, 2022	$—	87,107,155	$87.1	$3,198.4	$4,562.8	$(612.7)	$(1,946.8)	$5,288.8
Net income					200.4			200.4
Foreign currency translation adjustments						(68.3)		(68.3)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $19.7						(56.2)		(56.2)
Net gain on net investment hedges, net of tax expense of $6.3						24.1		24.1
Comprehensive income								100.0
Settlement of awards under stock plans		534,456	0.5	(0.5)				—
Stock-based compensation expense				46.6				46.6
Dividends declared ($0.15 per common share)					(10.1)			(10.1)
Acquisition of 6,359,892 treasury shares							(412.6)	(412.6)
January 29, 2023	—	87,641,611	87.6	3,244.5	4,753.1	(713.1)	(2,359.4)	5,012.7
Net income					663.6			663.6
Foreign currency translation adjustments						(68.9)		(68.9)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $6.4						18.1		18.1
Net gain on net investment hedges, net of tax expense of $3.4						10.3		10.3
Comprehensive income								623.1
Settlement of awards under stock plans		925,664	1.0	16.9				17.9
Stock-based compensation expense				51.9				51.9
Dividends declared ($0.15 per common share)					(9.4)			(9.4)
Acquisition of 6,002,213 treasury shares, including excise taxes of $4.9							(577.3)	(577.3)
February 4, 2024	—	88,567,275	88.6	3,313.3	5,407.3	(753.6)	(2,936.7)	5,118.9
Net income					598.5			598.5
Foreign currency translation adjustments						(172.6)		(172.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $6.2						18.9		18.9
Net gain on net investment hedges, net of tax expense of $17.0						50.5		50.5
Comprehensive income								495.3
Settlement of awards under stock plans		545,129	0.5	6.8				7.3
Stock-based compensation expense				54.0				54.0
Dividends declared ($0.15 per common share)					(8.6)			(8.6)
Acquisition of 4,928,684 treasury shares, including excise taxes of $4.6							(526.4)	(526.4)
February 2, 2025	$—	89,112,404	$89.1	$3,374.1	$5,997.2	$(856.8)	$(3,463.1)	$5,140.5

See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER and Calvin Klein, which are owned, Warner’s, Olga and True&Co., which the Company owned until November 27, 2023 and Van Heusen, which the Company owned through the second quarter of 2021. The Company currently licenses Van Heusen, along with Nike and other brands, from third parties for certain product categories. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in numerous discrete jurisdictions. The Company completed the sale of its women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”). Please see Note 3, “Divestitures,” for further discussion. The Company refers to its currently or previously owned and licensed trademarks, other than TOMMY HILFIGER and Calvin Klein, as its “heritage brands” and the businesses it currently operates or previously operated under the heritage brands as its “Heritage Brands business.”

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

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2024, 2023 and 2022 represent the 52 weeks ended February 2, 2025, 53 weeks ended February 4, 2024 and 52 weeks ended January 29, 2023, respectively.

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

The Company assessed the impacts of the war in Ukraine on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to, the allowance for credit losses, inventory reserves, and carrying values of long-lived assets. Based on these assessments, the Company recorded pre-tax noncash impairment charges related to long-lived assets of $43.6 million during 2022. Please see Note 10, “Fair Value Measurements,” for further discussion of the impairments. The war in Ukraine did not have a material impact on the Company’s business in 2023 or 2024.

There is uncertainty regarding the extent to which the war in Ukraine and its broader macroeconomic implications, including the potential impacts on the broader European market and supply chains globally, will further impact the Company’s business, financial condition and results of operations.

Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates due to risks and uncertainties, including the impacts of inflationary pressures globally, potential new or increased tariffs, supply chain disruptions, and the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, on the Company’s business. In addition, there is significant uncertainty surrounding how the Company’s business may be impacted in the future as a result of China’s Ministry of Commerce’s (“MOFCOM”) decision to place the Company on the List of Unreliable Entities (“UEL”). Please see Note 21, “Other Comments,” for further discussion.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s cash and cash equivalents at February 2, 2025 consisted principally of bank deposits and investments in money market funds.

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

The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. As of February 2, 2025 and February 4, 2024, the allowance for credit losses on trade receivables was $22.4 million and $41.1 million, respectively. The $18.7 million decrease in the allowance was primarily due to the write-off of a trade receivables allowance in connection with the finalization of bankruptcy proceedings for a wholesale customer.

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

The Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative goodwill impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the reporting unit, including goodwill, exceeds its fair value (the fair value of a reporting unit is estimated using a discounted cash flow model, which includes assumptions such as the weighted average cost of capital, revenue growth rate, gross margin, operating expenses and earnings before interest, taxes, depreciation and amortization margin). The impairment loss recognized is equal to the amount by which the carrying amount exceeds the fair value, but is limited to the total amount of goodwill allocated to that reporting unit.

The Company recorded pre-tax noncash goodwill impairment charges of $417.1 million in the third quarter of 2022 as a result of its annual goodwill impairment test. The impairment charge was included in goodwill impairment in the Company’s Consolidated Statement of Operations. The impairment was non-operational and driven primarily by a significant increase in discount rates, as a result of the then-current economic conditions. The Company did not record any goodwill impairments in 2024 or 2023. Please see Note 6, “Goodwill and Other Intangible Assets,” for further discussion.

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Indefinite-lived intangible assets and intangible assets with finite lives are tested for impairment prior to assessing the recoverability of goodwill. The Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for its indefinite-lived intangible assets. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment test. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the asset exceeds the fair value of the asset, which is generally determined using the estimated discounted cash flows associated with the asset’s use and includes assumptions such as the weighted average cost of capital, revenue growth rate and a profitability metric that depends on the type of intangible asset. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets when events and circumstances indicate that the assets might be impaired. The Company did not record any intangible asset impairments in 2024, 2023 or 2022. Please see Note 6, “Goodwill and Other Intangible Assets,” for further discussion.

Asset Impairments — The Company reviews for impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets) when events and circumstances indicate that the assets might be impaired. To test long-lived assets for impairment, the Company estimates the undiscounted future cash flows and the related fair value of each asset. Undiscounted future cash flows are estimated using current sales trends and other factors and, in the case of operating lease right-of-use assets, using estimated sublease income or market rents. If the sum of such undiscounted future cash flows is less than the asset’s carrying amount, the Company recognizes an impairment charge equal to the difference between the carrying amount of the asset and its estimated fair value. Please see Note 10, “Fair Value Measurements,” for further discussion.

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

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements – 15 to 40 years; machinery, software and equipment – two to 10 years; furniture and fixtures – two to 10 years; and fixtures located in shop-in-shop/concession locations and their related costs – three to four years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. Major additions and improvements that extend the useful life of the asset are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $243.9 million, $259.9 million and $255.4 million in 2024, 2023 and 2022, respectively.

Cloud Computing Arrangements — The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage of a project are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $14.6 million and $16.3 million of costs incurred in 2024 and 2023, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms, and platforms that support its global supply chain. Amortization expense relating to cloud computing arrangements totaled $20.1 million, $16.9 million and $10.6 million in 2024, 2023 and 2022, respectively. Cloud computing costs of $43.4 million and $49.2 million were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheets as of February 2, 2025 and February 4, 2024, respectively.

Leases — The Company leases approximately 1,400 Company-operated free-standing retail store locations across more than 35 countries, generally with initial lease terms of three to 10 years. The Company also leases warehouses, distribution centers, showrooms and office space, generally with initial lease terms of 10 to 20 years, as well as certain equipment and other assets, generally with initial lease terms of one to five years.

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

Leases generally provide for payments of nonlease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. For lease agreements entered into or modified after February 3, 2019, the Company accounts for lease components and nonlease components together as a single lease component and, as such, includes fixed payments of nonlease components in the measurement of the right-of-use assets and lease liabilities. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred as variable lease costs and are not recorded on the Company’s Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants. Please see Note 15, “Leases,” for further discussion.

Revenue Recognition — Revenue is recognized upon the transfer of control of products or services to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services. Please see Note 2, “Revenue,” for further discussion.

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges, as well as the amounts recognized from foreign currency forward contracts as the underlying inventory hedged by such forward contracts is sold. Generally, all other expenses, excluding non-service related pension and post retirement (income) costs, interest expense (income) and income taxes, are included in selling, general and administrative (“SG&A”) expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities, payroll and depreciation and amortization. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $335.2 million, $357.2 million and $357.9 million in 2024, 2023 and 2022, respectively.

Shipping and Handling Fees — Shipping and handling fees that are billed to customers are included in net sales. Shipping and handling costs incurred by the Company are accounted for as fulfillment activities and are recorded in SG&A expenses.

Marketing — Marketing costs are expensed as incurred and are included in SG&A expenses. Marketing expenses, which are subject to exchange rate fluctuations, totaled $480.0 million, $533.9 million and $492.1 million in 2024, 2023 and 2022, respectively. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue.

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

Financial Instruments — The Company currently uses foreign currency forward contracts, non-derivative instruments (the par value of certain of its foreign-denominated debt) and derivative instruments (cross-currency swap contracts) to hedge against a portion of its exposure to changes in foreign currency exchange rates. The Company records the foreign currency forward contracts and cross-currency swap contracts at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. Changes in the fair value of foreign currency forward contracts designated as effective hedging instruments and changes in the carrying value of the foreign currency borrowings are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). Cash flows from the Company’s hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. The Company evaluates the effectiveness of its derivative and non-derivative instruments at inception and each quarter thereafter. The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments. Please see Note 9, “Derivative Financial Instruments,” and Note 10, “Fair Value Measurements,” for further discussion.

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the closing exchange rate in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. The resulting translation adjustments are included in the Company’s Consolidated Statements of Comprehensive Income as a component of other comprehensive (loss) income and in the Consolidated Balance Sheets within AOCL. Gains and losses on the revaluation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are included in AOCL. Gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity, not including inventory purchases, are principally included in SG&A expenses and totaled a loss of $13.8 million, $30.2 million and $13.1 million in 2024, 2023 and 2022, respectively.

Pension and Benefit Plans — Employee pension benefits earned during the year, as well as interest on the projected benefit obligations or accumulated benefit obligations, are accrued quarterly. The expected return on plan assets is recognized quarterly and determined at the beginning of the year by applying the expected long-term rate of return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. Actuarial gains and losses are recognized in the Company’s operating results in the year in which they occur. These gains and losses include the difference between the actual return on plan assets and the expected return that was recognized quarterly, as well as the change in the projected benefit obligation caused by actual experience and updated actuarial assumptions differing from those assumptions used to record service and interest cost throughout the year. Actuarial gains and losses are measured at least annually at the end of the Company’s fiscal year and, as such, are generally recorded during the fourth quarter of each year. The service cost component of net benefit cost is recorded in SG&A expenses and the other components of net benefit cost, which typically include interest cost, actuarial (gain) loss and expected return on plan assets, are recorded in non-service related pension and postretirement (cost) income in the Company’s Consolidated Statements of Operations. Please see Note 11, “Retirement and Benefit Plans,” for further discussion of the Company’s pension and benefit plans.

Stock-Based Compensation — The Company recognizes all share-based payments to employees and non-employee directors, net of actual forfeitures, as compensation expense in the consolidated financial statements based on their grant date fair values. Please see Note 12, “Stock-Based Compensation,” for further discussion.

Recently Adopted Accounting Guidance — The Financial Accounting Standards Board (“FASB”) issued in September 2022 Accounting Standards Update (“ASU”) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The guidance requires disclosures that increase the transparency surrounding the use of supplier finance programs, including the key terms of the programs, and information about the obligations under these programs, including a rollforward of those obligations. The update does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of 2023 on a retrospective basis, except for the rollforward disclosure, which the Company adopted on a prospective basis beginning with its 2024 annual consolidated financial statements. The adoption did not have any impact on the Company’s consolidated financial statements as the guidance only pertains to financial statement footnote disclosures. Please see Note 21, “Other Comments,” for the Company’s disclosures pertaining to this update.

The FASB issued in November 2023 ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance requires disclosure on an annual and interim basis of incremental segment information, primarily to enhance disclosures about significant segment expenses. The Company adopted the update on a retrospective basis beginning with its 2024 annual consolidated financial statements. The adoption did not have any impact on the Company’s consolidated financial statements as the guidance only pertains to financial statement footnote disclosures. Please see Note 19, “Segment Data,” for the Company’s disclosures pertaining to this update.

Accounting Guidance Issued But Not Adopted as of February 2, 2025 — The FASB issued in December 2023 ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The update will be effective for the Company beginning with its 2025 annual consolidated financial statements, with early adoption permitted. Entities are required to apply the guidance on a prospective basis, with retrospective application permitted. The Company is currently evaluating the update to determine the impact the adoption will have on its footnote disclosure to its consolidated financial statements.

The FASB issued in November 2024 ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires disclosure, on an annual and interim basis, about the types of costs and expenses included in certain income statement expense captions. The update will be effective for the Company beginning with its 2027 annual consolidated financial statements and interim statements thereafter, with early adoption permitted. Entities are required to apply the guidance on a prospective basis, with retrospective application permitted. The Company is currently evaluating the update to determine the impact the adoption will have on its footnote disclosure to its consolidated financial statements.

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

As of February 2, 2025, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $669.9 million, of which the Company expects to recognize $268.7 million as revenue in 2025, $162.6 million in 2026 and $238.6 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.

Deferred Revenue

Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the years ended February 2, 2025 and February 4, 2024, were as follows:

(In millions)	2024	2023
Deferred revenue balance at beginning of period	$55.5	$54.3
Net additions to deferred revenue during the period	51.3	51.7
Reductions in deferred revenue for revenue recognized during the period (1)	(51.5)	(50.5)
Deferred revenue balance at end of period	$55.3	$55.5

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $6.8 million and $9.4 million as of February 2, 2025 and February 4, 2024, respectively.

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

In connection with the closing of the transaction, the Company recorded a gain of $15.3 million in the fourth quarter of 2023, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell. An incremental gain of $10.0 million was recorded in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources, which is being paid in installments to the Company through the first quarter of 2025. The Company received $7.5 million of the earnout during 2024. These gains were recorded in other gain in the Company’s Consolidated Statements of Operations for the respective periods and included in the Heritage Brands Wholesale segment.

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2024	2023
Land	$1.0	$1.0
Buildings and building improvements	30.4	30.7
Machinery, software and equipment	1,002.0	1,044.1
Furniture and fixtures	611.0	598.5
Shop-in-shops/concession locations	236.2	236.6
Leasehold improvements	770.5	770.4
Construction in progress	71.3	80.6
Property, plant and equipment, gross	2,722.4	2,761.9
Less: Accumulated depreciation	(1,981.4)	(1,899.3)
Property, plant and equipment, net	$741.0	$862.6

Construction in progress at February 2, 2025 and February 4, 2024 represents costs incurred for machinery, software and equipment, furniture and fixtures, and leasehold improvements not yet placed in use. Construction in progress at February 2, 2025 and February 4, 2024 principally related to (i) enhancements to the Company’s warehouse and distribution network in Europe and (ii) investments in (a) upgrades and enhancements to platforms and systems worldwide and (b) new stores and store renovations. Interest costs capitalized in construction in progress were immaterial during 2024, 2023 and 2022.

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Included in other assets in the Company’s Consolidated Balance Sheets was $198.2 million as of February 2, 2025 and $215.5 million as of February 4, 2024 related to the following investments in unconsolidated affiliates, all of which are being accounted for under the equity method of accounting.

PVH India
The Company owns a 50% economic interest in PVH Arvind Fashion Private Limited (“PVH India”). PVH India licenses from certain Company subsidiaries the rights to the TOMMY HILFIGER and Calvin Klein trademarks in India for certain product categories.

The Company received dividends of $6.0 million from PVH India during each of 2024 and 2023.

PVH Legwear

The Company owns a 49% economic interest in PVH Legwear LLC (“PVH Legwear”). PVH Legwear licenses from certain subsidiaries of the Company the rights to distribute and sell socks and hosiery in the United States and Canada under the TOMMY HILFIGER and Calvin Klein brands. Additionally, PVH Legwear sells socks and hosiery under other owned and licensed trademarks.

The Company received dividends of $8.8 million, $6.9 million and $6.4 million from PVH Legwear during 2024, 2023, and 2022, respectively.

TH Brazil

The Company owns an economic interest of approximately 41% in Tommy Hilfiger do Brasil S.A. (“TH Brazil”). TH Brazil licenses from a subsidiary of the Company the rights to the TOMMY HILFIGER trademarks in Brazil for certain product categories.

The Company received dividends of $1.2 million and $0.6 million from TH Brazil during 2024 and 2023, respectively.

PVH Mexico

The Company owns a 49% economic interest in Baseco, S.A.P.I. de C.V. (“PVH Mexico”). PVH Mexico licenses from certain subsidiaries of the Company the rights to distribute and sell certain products in Mexico under the TOMMY HILFIGER and Calvin Klein brands. Additionally, PVH Mexico licenses certain other trademarks for some product categories.

The Company received dividends of $25.8 million, $16.6 million and $9.8 million from PVH Mexico during 2024, 2023, and 2022, respectively.

Karl Lagerfeld
The Company owned an economic interest of approximately 8% in Karl Lagerfeld Holding B.V. (“Karl Lagerfeld”). The Company was deemed to have significant influence with respect to this investment and accounted for the investment under the equity method of accounting prior to the completion of the Karl Lagerfeld transaction (as defined below) on May 31, 2022.

The Company completed the sale of its economic interest in Karl Lagerfeld to a subsidiary of G-III Apparel Group, Ltd. (the “Karl Lagerfeld transaction”) on May 31, 2022 for approximately $20.5 million in cash, of which $19.1 million was received in 2022 and $1.4 million which was previously held in escrow was received in 2023. The carrying value of the Company’s investment in Karl Lagerfeld was $1.0 million immediately prior to the completion of the sale.

In connection with the closing of the Karl Lagerfeld transaction, the Company recorded a pre-tax gain of $16.1 million during 2022, which reflected (i) the excess of the proceeds over the carrying value of the Karl Lagerfeld investment, less (ii) $3.4 million of foreign currency translation adjustment losses previously recorded in AOCL. The gain was included in equity in net income of unconsolidated affiliates in the Company’s Consolidated Statement of Operations and recorded in corporate expenses not allocated to any reportable segments, consistent with how the Company had historically recorded its proportionate share of the net income or loss of its investment in Karl Lagerfeld.

6.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment (please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Total
Balance as of January 29, 2023
Goodwill, gross	$781.8	$885.0	$203.0	$1,587.6	$105.0	$3,562.4
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	(105.0)	(1,203.4)
Goodwill, net	331.9	413.7	25.8	1,587.6	—	2,359.0
Reduction of goodwill, gross related to the Heritage Brands intimates transaction	—	—	—	—	(105.0)	(105.0)
Reduction of accumulated impairment losses related to the Heritage Brands intimates transaction	—	—	—	—	105.0	105.0
Currency translation	—	(7.6)	—	(29.3)	—	(36.9)
Balance as of February 4, 2024
Goodwill, gross	781.8	877.4	203.0	1,558.3	—	3,420.5
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	—	(1,098.4)
Goodwill, net	331.9	406.1	25.8	1,558.3	—	2,322.1
Currency translation	—	(9.5)	—	(52.5)	—	(62.0)
Balance as of February 2, 2025
Goodwill, gross	781.8	867.9	203.0	1,505.8	—	3,358.5
Accumulated impairment losses	(449.9)	(471.3)	(177.2)	—	—	(1,098.4)
Goodwill, net	$331.9	$396.6	$25.8	$1,505.8	$—	$2,260.1

The Company recorded a $105.0 million reduction to goodwill, gross and a corresponding $105.0 million reduction to accumulated impairment losses during 2023 in connection with the Heritage Brands intimates transaction. Please see Note 3, “Divestitures,” for further discussion.

The Company’s other intangible assets consisted of the following:

	2024			2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$138.3	$(128.5)	$9.8	$143.7	$(123.0)	$20.7
Reacquired license rights	392.5	(140.6)	251.9	408.4	(134.2)	274.2
Total intangible assets subject to amortization	530.8	(269.1)	261.7	552.1	(257.2)	294.9

Indefinite-lived intangible assets:
Tradenames (1)	2,565.0	—	2,565.0	2,599.1	—	2,599.1
Reacquired perpetual license rights	194.2	—	194.2	203.4	—	203.4
Total indefinite-lived intangible assets	2,759.2	—	2,759.2	2,802.5	—	2,802.5
Total other intangible assets	$3,290.0	$(269.1)	$3,020.9	$3,354.6	$(257.2)	$3,097.4

(1) The Company sold tradenames with a carrying value of $95.8 million during 2023 in connection with the Heritage Brands intimates transaction. Please see Note 3, “Divestitures,” for further discussion.

The gross carrying amount and accumulated amortization of certain intangible assets include the impact of changes in foreign currency exchange rates.

Amortization expense related to the Company’s intangible assets subject to amortization was $22.5 million and $23.1 million for 2024 and 2023, respectively.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets subject to amortization as of February 2, 2025 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2025	$16.2
2026	13.5
2027	13.3
2028	13.3
2029	12.3

Goodwill and Other Intangible Assets Impairment Testing

Please see Note 1, “Summary of Significant Accounting Policies,” for discussion of the Company’s goodwill and intangible assets impairment testing process.

Goodwill Impairment Testing

2024 Annual Impairment Test

For the 2024 annual goodwill impairment test performed as of the beginning of the third quarter of 2024, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of its reporting units.

The Company’s annual goodwill impairment test for 2024 yielded estimated fair values in excess of the carrying amounts for all of its reporting units with assigned goodwill and therefore no impairment of goodwill was identified.

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

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company- and reporting unit-specific factors. In performing this assessment, the Company considered the results of its quantitative annual goodwill impairment test performed in 2022, discussed below, and the impact at that time of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in the Company’s market capitalization since the time of the 2022 test, which would imply a reduction to the risk premium included in the discount rate and, therefore, improvement in the fair values of the Company’s reporting units, and (ii) the Company’s then-current financial performance and updated financial forecasts, which were generally consistent with or exceeded the projections used in 2022.

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

Of these reporting units, Calvin Klein Licensing and Advertising International was determined to be partially impaired. The remaining carrying amount of goodwill allocated to this reporting unit as of the date of the test was $41.0 million. While this reporting unit was not determined to be fully impaired at the time of the 2022 annual impairment test, at the time it was considered to be at risk of further impairment in the future if the related businesses did not perform as projected or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2024 annual impairment test section above, the Company performed a quantitative impairment test for all reporting units in the third quarter of 2024. No further impairment was identified for the Calvin Klein Licensing and Advertising International reporting unit and it was no longer considered to be at risk of further impairment in the future.

With respect to the Company’s other reporting units that were not determined to be impaired, the Calvin Klein Licensing and Advertising North America reporting unit had an estimated fair value that exceeded its carrying amount of $464.4 million by 9%. The carrying amount of goodwill allocated to this reporting unit as of the date of the test was $330.4 million. While the Calvin Klein Licensing and Advertising North America reporting unit was not determined to be impaired at the time of the 2022 annual impairment test, it was considered to be at risk of future impairment if the related business did not perform as projected, or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2024 annual impairment test section above, the Company performed a quantitative impairment test for all reporting units in the third quarter of 2024. No impairment was identified for the Calvin Klein Licensing and Advertising North America reporting unit and it was no longer considered to be at risk of impairment in the future.

The fair value of the reporting units for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration, inclusive of a Company-specific 4% risk premium to account for the additional risk of uncertainty perceived by market participants related to the Company’s overall cash flows due to the macroeconomic environment. Estimated future operating cash flows were discounted at rates of 16.0% or 16.5%, depending on the reporting unit, to account for the relative risks of the estimated future cash flows. For the market approach, used to validate the results of the income approach method, the Company used the guideline company method, which analyzes market multiples of adjusted earnings before interest, taxes, depreciation and amortization for a group of comparable public companies. The market multiples used in the valuation were based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. The Company classified the fair values of its reporting units as Level 3 fair value measurements due to the use of significant unobservable inputs.

Indefinite-Lived Intangible Assets Impairment Testing

2024 Annual Impairment Test

For the 2024 annual impairment test performed as of the beginning of the third quarter of 2024 for all indefinite-lived intangible assets, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test, using a discounted cash flow method to estimate fair value. The fair values for all indefinite-lived intangible assets exceeded their carrying amounts and, therefore, the assets were not impaired. The indefinite-lived intangible asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by 19%.

2023 Annual Impairment Test

For the 2023 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2023, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company- and asset-specific factors. In performing this assessment, the Company considered the results of its annual impairment testing performed in 2022, discussed below, and the impact at that time of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in the Company’s market capitalization since the time of the 2022 test, which would imply a reduction to the risk premium included in the discount rate and, therefore, improvement in the fair value of each of its indefinite-lived intangible assets and (ii) the Company’s then-current financial performance and updated financial forecasts.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each of its indefinite-lived intangible assets was less than its carrying amount and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test in 2023.

2022 Annual Impairment Test

For the 2022 annual impairment test of the TOMMY HILFIGER and Calvin Klein tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India performed as of the beginning of the third quarter of 2022, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s then-most recent quantitative impairment test and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 183% as of the date of the Company’s then-most recent quantitative impairment test. The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company- and asset-specific factors, including changes in the weighted average cost of capital for each of its indefinite-lived intangible assets since the date of the most recent quantitative test and the Company’s recent financial performance and updated financial forecasts as compared to those used in the most recent quantitative tests. After assessing these events and circumstances, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that the quantitative impairment test was not required.

For the 2022 annual impairment test of the Warner’s tradename and the reacquired perpetual license rights recorded in connection with the Australia acquisition performed as of the beginning of the third quarter of 2022, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. With regard to the reacquired perpetual license rights, the Company determined that its fair value substantially exceeded its carrying amount and, therefore, the asset was not impaired. The fair value of the Warner’s tradename exceeded its carrying amount of $95.8 million by 4% at the testing date. While the Warner’s tradename was not determined to be impaired at the time of the 2022 annual impairment test, it was considered to be at risk of future impairment if the related business did not perform as projected, or if market factors utilized in the impairment analysis deteriorated. As discussed in the 2023 annual impairment test section above, the Company performed a qualitative impairment test for all indefinite-lived intangible assets in the third quarter of 2023. No impairment was identified relating to the Warner’s tradename as a result of this test. The Warner’s tradename was subsequently sold on

November 27, 2023 as part of the Heritage Brands intimates transaction, which resulted in a gain. Please see Note 3, “Divestitures,” for further discussion of the Heritage Brands intimates transaction.

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

Considerations Since the 2024 Annual Impairment Tests

There have been no significant events or change in circumstances since the date of the 2024 annual impairment tests that would indicate the remaining carrying amount of the Company’s goodwill and indefinite-lived intangible assets may be impaired as of February 2, 2025. There continues to be significant uncertainty in the current macroeconomic environment including the impacts of inflationary pressures globally, supply chain disruptions, the war in Ukraine and the Israel-Hamas war and their broader macroeconomic implications, and foreign currency volatility. In addition, there is significant uncertainty surrounding how the Company’s business may be impacted in the future as a result of MOFCOM’s decision to place the Company on the UEL. Please see Note 21, “Other Comments,” for further discussion. If economic conditions or market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, the Company’s businesses do not perform as projected, or there is an extended period of a significant decline in the Company’s stock price, the Company could incur additional goodwill and indefinite-lived intangible asset impairment charges in the future.

7.      DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of February 2, 2025 and February 4, 2024.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $196.3 million based on exchange rates in effect on February 2, 2025 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of February 2, 2025 and February 4, 2024.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. Borrowings under the commercial paper note program, when taken together with the revolving borrowings outstanding under the multicurrency revolving credit facility included in the 2022 facilities (as defined below), cannot exceed $1,150.0 million. The Company had no borrowings outstanding under the commercial paper note program as of February 2, 2025 and February 4, 2024.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2024	2023

Senior unsecured Term Loan A facility due 2027 (1)	$432.7	$461.6
3 5/8% senior unsecured euro notes due 2024 (1)	—	565.7
4 5/8% senior unsecured notes due 2025	499.4	498.2
3 1/8% senior unsecured euro notes due 2027 (1)	619.1	643.7
4 1/8% senior unsecured euro notes due 2029 (1)	539.5	—
Total	2,090.7	2,169.2
Less: Current portion of long-term debt	510.8	577.5
Long-term debt	$1,579.9	$1,591.7

(1)     The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of February 2, 2025 and February 4, 2024.

The Company’s mandatory long-term debt repayments for the next five years were as follows as of February 2, 2025:

(In millions)
Fiscal Year	Amount (1)
2025	$511.4
2026	11.4
2027	1,032.6
2028	—
2029	544.0

(1)     A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the next five years exceed the total carrying amount of the Company’s debt as of February 2, 2025 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of February 2, 2025, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2022 Senior Unsecured Credit Facilities

On December 9, 2022 (the “Closing Date”), the Company entered into senior unsecured credit facilities (the “2022 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2019 facilities (as defined below), as well as the related debt issuance costs.

The 2022 facilities consist of (a) a €440.6 million euro-denominated Term Loan A facility (the “Euro TLA facility”), (b) a $1,150.0 million United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in (i) United States dollars, (ii) Australian dollars (limited to A$50.0 million), (iii) Canadian dollars (limited to C$70.0 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250.0 million), and (c) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars (together with the multicurrency revolving credit facility, the “revolving credit facilities”). The 2022 facilities are due on December 9, 2027. In connection with the refinancing in 2022 of the 2019 facilities, the Company paid debt issuance costs of $8.9 million (of which $1.4 million was expensed as debt modification costs and $7.5 million is being amortized over the term of the 2022 facilities) and recorded debt extinguishment costs of $1.3 million to write off previously capitalized debt issuance costs.

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

The terms of the Euro TLA facility require the Company to make quarterly repayments of amounts outstanding, which commenced with the calendar quarter ending March 31, 2023. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2022 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by the Company would reduce the future required repayment amounts. The outstanding principal balance for the Euro TLA facility was €418.6 million as of February 2, 2025.

The Company made payments totaling $11.8 million and $11.9 million on its term loan under the 2022 facilities during 2024 and 2023, respectively. The Company made payments of $487.8 million on its term loan under the 2019 facilities during 2022, which included $22.5 million of mandatory payments and the $465.3 million repayment of the 2019 facilities in connection with the refinancing of the senior credit facilities.

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

The applicable margin with respect to the Euro TLA facility as of February 2, 2025 was 1.250%. The applicable margin with respect to the revolving credit facilities as of February 2, 2025 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple ESTR and 1.125% for loans bearing interest at the EURIBOR or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

4 1/8% Euro Senior Notes Due 2029

The Company issued on April 15, 2024, €525.0 million principal amount of 4 1/8% senior notes due July 16, 2029. The Company paid €5.4 million ($5.7 million based on exchange rates in effect on the payment date) of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

The Company intends to allocate an amount equal to the net proceeds of the offering to finance or refinance new or existing environmental Eligible Projects (as defined in the Company’s prospectus relating to the notes offering) focused mainly on the use of sustainable materials and packaging and circularity. Pending allocation to Eligible Projects, the Company utilized the net proceeds of the offering, together with other available funds, to redeem the €525.0 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

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

The Company’s ability to create liens on the Company’s assets or engage in sale/leaseback transactions is restricted under the indentures governing the Company’s senior notes.

As of February 2, 2025, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit and bank guarantees primarily to collateralize the Company’s insurance and lease obligations. The Company had $81.5 million of these standby letters of credit and bank guarantees outstanding as of February 2, 2025.

Interest paid was $78.4 million, $96.4 million and $82.1 million during 2024, 2023 and 2022, respectively.

8.      INCOME TAXES

The domestic and foreign components of income (loss) before income taxes were as follows:

(In millions)	2024	2023	2022
Domestic	$61.6	$90.9	$(404.9)
Foreign	644.1	750.1	793.1
Total	$705.7	$841.0	$388.2

The income before income taxes in 2022 includes a $417.1 million noncash goodwill impairment recorded in conjunction with the Company’s annual goodwill impairment testing.

Taxes paid were $165.6 million, $209.8 million and $254.5 million in 2024, 2023 and 2022, respectively.

The provision (benefit) for income taxes attributable to income consisted of the following:

(In millions)	2024	2023	2022
Federal:
Current	$(0.2)	$0.1	$(6.9)
Deferred	(24.3)	(18.2)	(5.1)
State and local:
Current	5.4	5.3	(6.2)
Deferred	0.1	0.2	0.8
Foreign:
Current	127.6	186.4	191.1
Deferred	(1.4)	3.6	14.1
Total	$107.2	$177.4	$187.8

The provision (benefit) for income taxes for the years 2024, 2023 and 2022 was different from the amount computed by applying the statutory United States federal income tax rate to the underlying income as follows:

	2024		2023	2022
Statutory federal income tax rate	21.0%		21.0%	21.0%
State and local income taxes, net of federal income tax benefit	0.7%		0.8%	1.1%
Effects of international jurisdictions, including foreign tax credits	3.0%		1.9%	1.6%
Change in estimates for uncertain tax positions	(7.6)%	(1)	(1.6)%	(2.2)%
Change in valuation allowance	(1.8)%		0.3%	1.2%
Tax on foreign earnings (GILTI and FDII)	(0.5)%		(1.9)%	1.2%
Goodwill impairment	—%		—%	22.3%
Excess tax (benefit) expense related to stock-based compensation	(0.1)%		0.1%	0.5%
Other, net	0.5%		0.5%	1.7%
Effective income tax rate	15.2%		21.1%	48.4%

(1) Includes a benefit of 4.7% from the settlement of a multi-year audit in an international jurisdiction.

The Company’s tax rate is influenced by several factors, including the mix of international and domestic pre-tax earnings, specific discrete transactions and events, new regulations, audits by tax authorities, and new information received. These elements may lead to adjustments in both the Company’s estimates for uncertain tax positions and the overall effective tax rate.

The Organization for Economic Cooperation and Development released the Pillar Two framework which includes transition and safe harbor guidelines around the implementation of a global minimum effective tax rate of 15%. Pillar Two legislation was enacted in certain jurisdictions where the Company operates and was effective in 2024. The global minimum effective tax rate did not have a material impact on the 2024 effective tax rate.

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2024	2023
Gross deferred tax assets
Tax loss and credit carryforwards	$170.5	$152.0
Operating lease liabilities	331.4	352.4
Employee compensation and benefits	52.7	60.2
Inventories	44.6	41.5
Accounts receivable	5.4	9.2
Accrued expenses	11.7	12.6
Property, plant and equipment	242.6	243.5
Other, net	8.2	5.4
Subtotal	867.1	876.8
Valuation allowances	(60.0)	(73.7)
Total gross deferred tax assets, net of valuation allowances	$807.1	$803.1
Gross deferred tax liabilities
Intangibles	$(754.7)	$(772.2)
Operating lease right-of-use assets	(304.8)	(322.1)
Derivative financial instruments	(44.1)	(21.1)
Total gross deferred tax liabilities	$(1,103.6)	$(1,115.4)
Net deferred tax liability	$(296.5)	$(312.3)

At the end of 2024, the Company had on a tax-effected basis approximately $188.7 million of net operating loss and tax credit carryforwards available to offset future taxable income in various jurisdictions. The carryforwards expire principally between 2025 and 2044.

The Company’s intent is to reinvest indefinitely substantially all of its historical earnings in foreign subsidiaries outside of the United States in jurisdictions which it would expect to incur material tax costs upon the distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Uncertain tax positions activity for each of the last three years was as follows:

(In millions)	2024	2023	2022
Balance at beginning of year	$99.6	$114.7	$127.8
Increases related to prior year tax positions	3.2	0.6	12.4
Decreases related to prior year tax positions	(35.4)	(11.0)	(12.3)
Increases related to current year tax positions	5.0	2.9	2.7
Lapses in statute of limitations	(12.0)	(6.4)	(12.0)
Effects of foreign currency translation	(1.0)	(1.2)	(3.9)
Balance at end of year	$59.4	$99.6	$114.7

The entire amount of uncertain tax positions as of February 2, 2025, if recognized, would reduce the future effective tax rate under current accounting guidance.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Statements of Operations for 2024, 2023 and 2022 totaled a benefit of $9.2 million, an expense of $1.3 million and an expense of $0.9 million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of February 2, 2025 and February 4, 2024 totaled $11.7 million and $21.2 million, respectively. The Company recorded its liabilities for uncertain tax positions principally in accrued expenses and other liabilities in its Consolidated Balance Sheets.

The Company files income tax returns in the United States, various state and local jurisdictions and in over 40 international jurisdictions each year. Most tax audit examinations by taxing authorities have been completed, or the statute of limitations has expired, for the Company’s United States federal, foreign, state and local income tax returns filed through 2015. It is reasonably possible that a reduction of uncertain tax positions of up to $15.0 million may occur within the next 12 months.

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

The Company designated (i) the par value of its €600.0 million principal amount of 3 1/8% senior notes due 2027, (ii) until their redemption on April 25, 2024, the par value of its €525.0 million principal amount of 3 5/8% senior notes due 2024, and (iii) as of April 25, 2024, the par value of its €525.0 million principal amount of 4 1/8% senior notes due 2029 (collectively, “foreign currency borrowings”), all of which were issued by PVH Corp., a U.S.-based entity, as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 7, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,181.0 million and $1,158.6 million, respectively, as of February 2, 2025 and $1,201.6 million and $1,209.4 million, respectively, as of February 4, 2024. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

In 2023, the Company entered into multiple fixed-to-fixed cross-currency swap contracts, which, in aggregate, economically convert the Company’s $500.0 million principal amount of 4 5/8% senior notes due 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457.2 million. As part of these swap contracts, the Company will receive fixed-rate United States dollar-denominated interest at a weighted average rate of 1.405% and pay fixed-rate euro-denominated interest at a rate of 0%. The cross-currency swap contracts expire on July 10, 2025, the date on which the 4 5/8% senior notes mature. The Company designated these cross-currency swap contracts as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. The Company records the cross-currency swap contracts at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. Changes in the fair value of the cross-currency swap contracts are recorded in equity as a component of AOCL. The Company evaluates the effectiveness of its derivative instrument net investment hedges at inception and each quarter thereafter. The interest components of the cross-currency swaps are excluded from the assessment of hedge effectiveness and are initially recorded in equity as a component of AOCL. Such amounts are recognized ratably over the term of the cross-currency swap contracts as a credit to interest expense in the Company’s Consolidated Statements of Operations.

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

As a result of the use of derivative instruments, the Company may be exposed to the risk that counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other financial factors.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets				Liabilities
	2024		2023		2024		2023
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$41.0	$3.6	$13.2	$0.5	$0.6	$—	$2.4	$0.4
Cross-currency swap contracts (net investment hedges)	24.9	—	6.4	—	—	—	—	1.3
Undesignated contracts:
Foreign currency forward contracts	4.1	—	1.9	—	0.9	—	1.1	—
Total	$70.0	$3.6	$21.5	$0.5	$1.5	$—	$3.5	$1.7

The notional amount outstanding of foreign currency forward contracts was $1,153.5 million at February 2, 2025. Such contracts expire principally between February 2025 and April 2026.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income

(In millions)	2024	2023	2022
Foreign currency forward contracts (inventory purchases)	$49.2	$35.6	$(48.3)
Foreign currency borrowings (net investment hedges)	47.7	8.6	30.4
Cross-currency swap contracts (net investment hedges)	26.8	8.3	—
Total	$123.7	$52.5	$(17.9)

	Amount of Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
	Amount Reclassified			Location	Total Statements of Operations Amount
(In millions)	2024	2023	2022		2024	2023	2022
Foreign currency forward contracts (inventory purchases)	$24.1	$11.1	$27.6	Cost of goods sold	$3,510.4	$3,854.5	$3,901.3
Cross-currency swap contracts (net investment hedges)	7.0	3.2	—	Interest expense	89.8	99.3	89.6
Total	$31.1	$14.3	$27.6

A net gain in AOCL on foreign currency forward contracts at February 2, 2025 of $37.9 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward contracts is sold. Amounts recognized in AOCL for foreign currency borrowings and the effective portion of the Company’s net investment hedges would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

	Gain Recognized in SG&A Expenses
(In millions)	2024	2023	2022
Foreign currency forward contracts (1)	$12.9	$2.9	$11.4

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of February 2, 2025.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	2024				2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$48.7	N/A	$48.7	N/A	$15.6	N/A	$15.6
Cross-currency swap contracts (net investment hedges)	N/A	24.9	N/A	24.9	N/A	6.4	N/A	6.4
Rabbi trust assets	$14.3	N/A	N/A	14.3	$9.9	N/A	N/A	9.9
Total Assets	$14.3	$73.6	N/A	$87.9	$9.9	$22.0	N/A	$31.9

Liabilities:
Foreign currency forward contracts	N/A	$1.5	N/A	$1.5	N/A	$3.9	N/A	$3.9
Cross-currency swap contracts (net investment hedges)	N/A	—	N/A	—	N/A	1.3	N/A	1.3
Total Liabilities	N/A	$1.5	N/A	$1.5	N/A	$5.2	N/A	$5.2

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

	2024		2023
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$1.0	$13.3	$0.8	$9.1

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains (losses) recognized on the rabbi trust investments were immaterial during 2024, 2023 and 2022.

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

The following tables show the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during 2024, 2023 and 2022, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
2024	Level 1	Level 2	Level 3
Operating lease right-of-use assets	N/A	N/A	$3.4	$3.4	$1.6
Property, plant and equipment, net	N/A	N/A	0.5	0.5	8.6

2023
Property, plant and equipment, net	N/A	N/A	0.5	0.5	5.7

2022
Operating lease right-of-use assets	N/A	N/A	3.0	3.0	27.4
Property, plant and equipment, net	N/A	N/A	0.3	0.3	24.3
Goodwill	N/A	N/A	41.0	41.0	417.1

Operating lease right-of-use assets with a carrying amount of $5.0 million and property, plant and equipment with a carrying amount of $9.1 million were written down to their fair values of $3.4 million and $0.5 million, respectively, during 2024, primarily in connection with the financial performance in certain of the Company’s retail stores. Fair value of the Company’s operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions.

The $10.2 million of impairment charges during 2024 were included in SG&A expenses in the Company’s Consolidated Statement of Operations and recorded to the Company’s segments as follows: $6.9 million in the Tommy Hilfiger International segment, $2.5 million in the Calvin Klein International segment, $0.6 million in the Calvin Klein North America segment and $0.2 million in the Tommy Hilfiger North America segment.

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

The $468.8 million of impairment charges during 2022 were recorded in the Company’s Consolidated Statement of Operations, of which $417.1 million was included in goodwill impairment and $51.7 million was included in SG&A expenses. The $468.8 million of impairment charges were recorded to the Company’s segments as follows: $177.8 million in the Tommy

Hilfiger North America segment, $163.8 million in the Calvin Klein North America segment, $89.5 million in the Calvin Klein International segment, $35.7 million in the Tommy Hilfiger International segment and $2.0 million in corporate expenses not allocated to any reportable segments.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	2024		2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$748.0	$748.0	$707.6	$707.6
Short-term borrowings	—	—	—	—
Long-term debt (including portion classified as current)	2,090.7	2,113.8	2,169.2	2,159.5

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

11.    RETIREMENT AND BENEFIT PLANS

The Company, as of February 2, 2025, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation, subject to the plan freeze as discussed below, and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

The Company also has three noncontributory unfunded non-qualified supplemental defined benefit pension plans, one of which is a supplemental pension plan for certain employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon or after employment termination or retirement, according to their distribution election, and two other plans for select former senior management. The Company refers to these three plans as its “SERP Plans.”

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these plans as its “Postretirement Plans.”

In the fourth quarter of 2023, the Company’s Board of Directors approved changes to its Pension Plans and its supplemental pension plan to freeze the pensionable compensation and credited service amounts used to calculate participants’ benefits which became effective June 30, 2024. After the effective date, in lieu of participation in the Pension Plans and supplemental pension plan as applicable, employees will receive an additional Company contribution to their savings and retirement plans and supplemental savings plan, as applicable, which are discussed further below. Employees near retirement age that meet a specified service requirement are included in a transition group that will continue to accrue benefits under the Pension Plans and supplemental pension plan, as applicable, for two years after the effective date of the freeze in addition to receiving the additional Company contribution to their savings and retirement plans and supplemental savings plan, as applicable. In connection with the freeze, the Company recognized a reduction in the projected benefit obligation and a pre-tax curtailment gain of $17.2 million for the Pension Plans and $2.6 million for the supplemental pension plan in 2023.

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2024	2023	2024	2023	2024	2023
Balance at beginning of year	$532.1	$573.2	$47.6	$56.3	$3.6	$4.0
Service cost, net of plan expenses	7.9	18.0	0.8	1.6	—	—
Interest cost	28.7	29.1	2.4	2.8	0.2	0.2
Benefit payments	(81.7)	(54.3)	(7.6)	(9.7)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(0.9)	(0.8)
Curtailment gain	—	(17.2)	—	(2.6)	—	—
Actuarial loss (gain)	3.6	(16.7)	(0.7)	(0.8)	—	0.2
Balance at end of year	$490.6	$532.1	$42.5	$47.6	$2.9	$3.6

Service cost for both the Pension Plans and SERP Plans decreased in 2024 compared to 2023 primarily due to the plan freeze.

In 2024, vested participants whose employment had been terminated were offered an opportunity to elect a lump sum payment of their accrued pension benefit from the Pension Plans. Payments of $41.5 million were made in the fourth quarter of 2024 to participants that made this election. These payments, together with $17.6 million of lump sum payments made in the normal course of business throughout the year, are included as benefit payments from the Pension Plans and constitute settlements that satisfied the Company’s remaining benefit obligations to the participants using assets from the Pension Plans.

The actuarial gain included in the projected benefit obligation for both the Pension Plans and SERP Plans in 2023 was due principally to an increase in the discount rate.

Reconciliations of the fair value of the assets held by the Pension Plans and the funded status were as follows:

(In millions)	2024	2023
Fair value of plan assets at beginning of year	$554.4	$570.2
Actual return, net of plan expenses	4.8	38.5
Benefit payments	(81.7)	(54.3)
Company contributions	0.2	—
Fair value of plan assets at end of year	$477.7	$554.4
Funded status at end of year	$(12.9)	$22.3

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2024	2023	2024	2023	2024	2023
Non-current assets	$—	$22.5	$—	$—	$—	$—
Current liabilities	—	—	(6.0)	(9.4)	(0.4)	(0.5)
Non-current liabilities	(12.9)	(0.2)	(36.5)	(38.2)	(2.5)	(3.1)
Net amount recognized	$(12.9)	$22.3	$(42.5)	$(47.6)	$(2.9)	$(3.6)

The components of net benefit cost recognized were as follows:

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$10.7	$21.7	$31.3	$0.8	$1.6	$2.5	$—	$—	$—
Interest cost	28.7	29.1	25.3	2.4	2.8	2.8	0.2	0.2	0.1
Expected return on plan assets	(32.9)	(33.8)	(41.7)	—	—	—	—	—	—
Actuarial loss (gain)	28.9	(25.1)	(70.6)	(0.7)	(0.8)	(6.7)	—	0.2	(1.1)
Curtailment gain	—	(17.2)	—	—	(2.6)	—	—	—	—
Total	$35.4	$(25.3)	$(55.7)	$2.5	$1.0	$(1.4)	$0.2	$0.4	$(1.0)

The net actuarial loss in net benefit cost in 2024 was due principally to the difference between the actual and expected returns on plan assets for the Pension Plans. The net actuarial gain in net benefit cost in 2023 was due principally to an increase in the discount rate. The net actuarial gain in net benefit cost in 2022 was due principally to an increase in the discount rate partially offset by the difference between the actual and expected returns on plan assets for the Pension Plans.

The components of net benefit cost are recorded in the Company’s Consolidated Statements of Operations as follows: (i) the service cost component is recorded in SG&A expenses and (ii) the other components are recorded in non-service related pension and postretirement (cost) income.

The accumulated benefit obligations (Pension Plans and SERP Plans) were as follows:

	Pension Plans		SERP Plans
(In millions)	2024	2023	2024	2023
Accumulated benefit obligation	$488.4	$527.9	$42.1	$46.9

As of February 2, 2025, both of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. As of February 4, 2024, one of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2024	2023
Number of plans with projected benefit obligations in excess of plan assets	2	1
Aggregate projected benefit obligation	$490.6	$2.4
Aggregate fair value of related plan assets	$477.7	$2.2

Number of plans with accumulated benefit obligations in excess of plan assets	2	1
Aggregate accumulated benefit obligation	$488.4	$2.4
Aggregate fair value of related plan assets	$477.7	$2.2

As of February 2, 2025 and February 4, 2024, all of the Company’s SERP Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets as the plans are unfunded.

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2024	2023	2022
Discount rate (applies to Pension Plans and SERP Plans)	5.72%	5.63%	5.19%
Discount rate (applies to Postretirement Plans)	5.53%	5.36%	4.98%
Rate of increase in compensation levels (applies to Pension Plans)	4.00%	4.00%	4.00%
Expected long-term rate of return on assets (applies to Pension Plans)	6.25%	6.25%	6.25%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation.

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while managing future contributions. The investment policy aims to earn a reasonable rate of return while minimizing the risk of large losses. Assets are diversified by asset class in order to reduce volatility of overall results from year to year and to take advantage of various investment opportunities. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the Pension Plans as of February 2, 2025 was approximately 20% United States equities, 10% international equities and 70% fixed income investments and cash. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds and United States Treasury securities. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

In accordance with the fair value hierarchy described in Note 10, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Pension Plans for each major category as of February 2, 2025 and February 4, 2024:

(In millions)		Fair Value Measurements as of February 2, 2025(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$32.4	$32.4	$—	$—
United States equity fund(3)	76.9	—	76.9	—
International equity funds(4)	49.6	21.6	28.0	—
Fixed income securities:
U.S. Treasury securities fund(5)	209.8	—	209.8	—
Government securities(6)	1.4	—	1.4	—
Corporate securities(6)	80.5	—	80.5	—
Short-term investment funds(7)	26.4	—	26.4	—
Subtotal	$477.0	$54.0	$423.0	$—
Other assets and liabilities(8)	0.7
Total	$477.7

(In millions)		Fair Value Measurements as of February 4, 2024(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities:
United States equities(2)	$45.1	$45.1	$—	$—
International equities(2)	0.3	0.3	—	—
United States equity fund(3)	114.1	—	114.1	—
International equity funds(4)	61.1	25.5	35.6	—
Fixed income securities:
U.S. Treasury Securities fund(5)	244.3	—	244.3	—
Government securities(6)	1.1	—	1.1	—
Corporate securities(6)	81.6	—	81.6	—
Short-term investment funds(7)	5.8	—	5.8	—
Subtotal	$553.4	$70.9	$482.5	$—
Other assets and liabilities(8)	1.0
Total	$554.4

(1)The Company uses third party pricing services to determine the fair values of the financial instruments held by the pension plans. The Company obtains an understanding of the pricing services’ valuation methodologies and related inputs and validates a sample of prices provided by the pricing services by reviewing prices from other pricing sources. The Company has not adjusted any prices received from the third party pricing services.
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
(5)Valued at the net asset value of the fund as determined by the fund family. The Company has the ability to redeem this investment at net asset value within the near term and therefore classifies this investment within Level 2. This commingled fund invests in United States Treasury STRIPS.
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

The Company believes that there are no significant concentrations of risk within the plan assets as of February 2, 2025.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2025. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Postretirement Plans are as follows:

(In millions)
Fiscal Year	Pension Plans	SERP Plans	Postretirement Plans
2025	$46.1	$6.0	$0.4
2026	45.7	5.2	0.4
2027	45.7	4.9	0.4
2028	43.6	4.3	0.3
2029	42.9	4.0	0.3
2030-2034	187.9	15.3	1.1

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees in the United States. The Company matches a portion of employee contributions to the plans. The Company began making on January 1, 2022 an additional contribution to these plans for employees in the United States hired on or after that date in lieu of their participation in the Pension Plan. In addition, as discussed above, subsequent to the June 30, 2024 freeze of the Pension Plans and supplemental pension plan, the Company began making an additional contribution to these plans for employees in the United States that were hired prior to January 1, 2022. The Company also has defined contribution plans for certain employees in certain international locations, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $47.1 million, $41.7 million and $37.7 million in 2024, 2023 and 2022, respectively.

The Company’s supplemental savings plan allows participants to choose from a broad variety of investment options. The Company established a rabbi trust whereby the trust holds investments that generally mirror the participants’ investment elections in the supplemental savings plan. See Note 10, “Fair Value Measurements,” for further discussion.

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

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares for awards made before June 22, 2023 and by 1.6 shares for awards made on or after June 22, 2023. Total shares available for grant at February 2, 2025 amounted to 4.3 million shares.

Net income for 2024, 2023 and 2022 included $54.0 million, $51.9 million and $46.6 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $6.4 million, $6.3 million and $5.9 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions in 2024, 2023 and 2022 were $7.8 million, $8.0 million and $3.7 million, respectively. The tax benefits realized included discrete net excess tax benefits (deficiencies) of $1.2 million, $(1.0) million and $(2.0) million recognized in the Company’s provision for income taxes during 2024, 2023 and 2022, respectively.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted during 2024, 2023 and 2022 and the resulting weighted average grant date fair value per stock option:

	2024	2023	2022
Weighted average risk-free interest rate	4.33%	3.33%	2.50%
Weighted average expected stock option term (in years)	6.25	6.25	6.25
Weighted average Company volatility	53.32%	50.60%	47.34%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per stock option	$60.96	$43.47	$34.27

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

Stock option activity for the year was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 4, 2024	513	$94.05	5.9	$15,996
Granted	58	109.75
Exercised	60	121.28
Forfeited / Expired	7	115.13
Outstanding at February 2, 2025	504	$92.31	6.2	$5,158
Exercisable at February 2, 2025	324	$93.58	5.1	$3,898

The aggregate grant date fair value of stock options granted during 2024, 2023 and 2022 was $3.6 million, $3.7 million and $4.6 million, respectively.

The aggregate grant date fair value of stock options that vested during 2024, 2023 and 2022 was $2.8 million, $2.6 million and $1.7 million, respectively.

The aggregate intrinsic value of stock options exercised during 2024 and 2023 was $0.7 million and $3.1 million, respectively. There were no exercises in 2022.

At February 2, 2025, there was $4.7 million of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

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

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 4, 2024	1,175	$80.79
Granted	522	108.97
Vested	441	80.31
Forfeited	187	88.09
Non-vested at February 2, 2025	1,069	$93.45

The aggregate grant date fair value of RSUs granted during 2024, 2023 and 2022 was $56.8 million, $54.9 million and $53.6 million, respectively. The aggregate grant date fair value of RSUs vested during 2024, 2023 and 2022 was $35.4 million, $43.4 million and $39.3 million, respectively.

At February 2, 2025, there was $64.7 million of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

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
The final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period. For awards granted in 2021, the holders of the awards earned an aggregate of 55,000 shares. The Company achieved performance on the one-year EBIT measure above the maximum performance level. The Company achieved performance on the three-year TSR measure between the threshold and target levels. For the EBIT-based portion of the awards granted in 2022, the applicable performance period ended in the fourth quarter of 2024 and the performance condition was not achieved.

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during 2024, 2023 and 2022 and the resulting weighted average grant date fair value:

	2024	2023	2022
Weighted average risk-free interest rate	4.71%	3.56%	2.91%
Weighted average Company volatility	48.28%	58.21%	64.02%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per PSU	$138.12	$120.42	$103.36

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

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 4.40%, 7.40% and 6.90% in 2024, 2023 and 2022, respectively, for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the year was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 4, 2024	236	$102.29
Granted	127	122.76
Reduction due to market conditions achieved below target	1	157.70
Reduction due to performance conditions not achieved	33	70.64
Vested	55	124.12
Forfeited	8	121.28
Non-vested at February 2, 2025	266	$110.64

The aggregate grant date fair value of PSUs granted during 2024, 2023 and 2022 was $15.6 million, $12.3 million and $6.3 million, respectively. The aggregate grant date fair value of PSUs vested during 2024 and 2023 was $6.8 million and $8.6 million, respectively. No PSUs vested during 2022. PSUs in the above table that remain subject to market conditions are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that are expected to be earned.

At February 2, 2025, there was $18.0 million of unrecognized pre-tax compensation expense related to non-vested PSUs, which is expected to be recognized over a weighted average period of 1.9 years.

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

During 2024, 2023 and 2022, the Company purchased 4.7 million shares, 5.7 million shares and 6.2 million shares, respectively, of its common stock under the program in open market transactions for $501.1 million (excluding excise taxes of $4.6 million), $549.8 million (excluding excise taxes of $4.9 million) and $399.4 million, respectively. As of February 2, 2025, the repurchased shares were held as treasury stock and $1.773 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance at January 30, 2022	$(665.9)		$53.2	$(612.7)
Other comprehensive loss before reclassifications	(47.6)	(1)(2)	(36.0)	(83.6)
Less: Amounts reclassified from AOCL	(3.4)	(3)	20.2	16.8
Other comprehensive loss	(44.2)		(56.2)	(100.4)
Balance at January 29, 2023	$(710.1)		$(3.0)	$(713.1)
Other comprehensive (loss) income before reclassifications	(56.2)	(1)(4)	25.8	(30.4)
Less: Amounts reclassified from AOCL	2.4		7.7	10.1
Other comprehensive (loss) income	(58.6)		18.1	(40.5)
Balance at February 4, 2024	$(768.7)		$15.1	$(753.6)
Other comprehensive (loss) income before reclassifications	(116.8)	(1)(5)	36.4	(80.4)
Less: Amounts reclassified from AOCL	5.3		17.5	22.8
Other comprehensive (loss) income	(122.1)		18.9	(103.2)
Balance at February 2, 2025	$(890.8)		$34.0	$(856.8)

(1)Foreign currency translation adjustments included a net gain on net investment hedges of $55.8 million, $12.7 million and $24.1 million in 2024, 2023 and 2022, respectively.
(2)Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.
(3)Foreign currency translation adjustment losses were reclassified from AOCL during 2022 in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.
(4)Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the Chinese yuan and the Australian dollar) and the euro.
(5)Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro, certain currencies in the Asia-Pacific region (primarily the Australian dollar and the Korean won), the Mexican peso and the Brazilian real.

The following table presents reclassifications from AOCL to earnings:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
(In millions)	2024	2023	2022
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$24.1	$11.1	$27.6		Cost of goods sold
Less: Tax effect	6.6	3.4	7.4		Income tax expense
Total, net of tax	$17.5	$7.7	$20.2

Foreign currency translation adjustments:
Karl Lagerfeld transaction	$—	$—	$(3.4)	(1)	Equity in net income of unconsolidated affiliates
Cross-currency swap contracts (net investment hedges)	7.0	3.2	—		Interest expense
Less: Tax effect	1.7	0.8	—		Income tax expense
Total, net of tax	$5.3	$2.4	$(3.4)

(1) Foreign currency translation adjustment losses were reclassified from AOCL during 2022 in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

15.    LEASES

The components of the net lease cost were as follows:

(In millions)	Line Item in the Company’s Consolidated Statements of Operations	2024	2023	2022
Finance lease cost:
Amortization of right-of-use-assets	SG&A expenses (depreciation and amortization)	$3.5	$4.2	$4.2
Interest on lease liabilities	Interest expense	0.2	0.2	0.2
Total finance lease cost		3.7	4.4	4.4
Operating lease cost	SG&A expenses	388.3	402.3	401.4
Short-term lease cost	SG&A expenses	66.1	41.7	35.9
Variable lease cost	SG&A expenses	138.2	132.3	116.2
Less: sublease income	SG&A expenses	(6.0)	(5.3)	(4.7)
Total net lease cost		$590.3	$575.4	$553.2

Supplemental balance sheet information related to leases was as follows:

(In millions)	Line Item in the Company’s Consolidated Balance Sheets	2024	2023
Right-of-use assets:
Operating lease	Operating lease right-of-use assets	$1,157.5	$1,213.8
Finance lease	Property, plant and equipment, net	5.4	8.8
		$1,162.9	$1,222.6
Current lease liabilities:
Operating lease	Current portion of operating lease liabilities	$289.1	$288.9
Finance lease	Accrued expenses	3.2	4.1
		$292.3	$293.0
Other lease liabilities:
Operating lease	Long-term portion of operating lease liabilities	$1,011.3	$1,075.8
Finance lease	Other liabilities	2.7	5.6
		$1,014.0	$1,081.4

Supplemental cash flow information related to leases was as follows:

(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$392.0	$446.2	$450.8
Operating cash flows from finance leases	0.2	0.2	0.2
Financing cash flows from finance leases	3.9	4.6	4.7
Noncash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$300.2	$278.4	$338.6
Right-of-use assets obtained in exchange for new finance lease liabilities	0.8	4.0	8.2

The following summarizes the weighted average remaining lease terms and weighted average discount rates related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet:

	2024	2023
Weighted average remaining lease term (years):
Operating leases	5.92	6.10
Finance leases	2.02	2.55
Weighted average discount rate:
Operating leases	4.68%	4.64%
Finance leases	2.11%	2.17%

At February 2, 2025, the maturities of the Company’s lease liabilities were as follows:

(In millions)	Finance Leases	Operating Leases	Total
2025	$3.2	$341.6	$344.8
2026	2.1	287.6	289.7
2027	0.5	239.3	239.8
2028	0.2	187.0	187.2
2029	—	131.0	131.0
Thereafter	—	312.9	312.9
Total lease payments	$6.0	$1,499.4	$1,505.4
Less: Interest	(0.1)	(199.0)	(199.1)
Total lease liabilities	$5.9	$1,300.4	$1,306.3

The Company’s lease liabilities exclude $108.0 million of future lease payment obligations related to leases for various retail store and distribution center leases that were entered into but did not commence as of February 2, 2025. These leases commenced or will commence in 2025.

16.    EXIT ACTIVITY COSTS

Growth Driver 5 Actions

In line with the fifth growth driver of the PVH+ Plan – drive efficiencies and invest in growth – the Company embarked on a multi-year initiative beginning in the second quarter of 2024 to simplify its operating model by centralizing certain processes and improving systems and automation to drive more efficient and cost-effective ways of working across the organization, through four main pillars: (i) delivering a single global technology stack, (ii) redesigning the Company’s global distribution network, (iii) reengineering the operating model in Europe, and (iv) streamlining and optimizing the Company’s support functions globally (referred to as “Growth Driver 5 Actions”).

The Company expects to generate annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support this initiative largely completed by the end of 2025. In connection with this initiative, the Company recorded pre-tax severance, termination benefits and other employee costs during 2024 of $33.5 million. In addition, the Company sold a warehouse and distribution center during the third quarter of 2024 in connection with this initiative, resulting in a pre-tax gain of $9.5 million that was included in other gain in the Company’s Consolidated Statement of Operations. Such amount represents the consideration received, less costs to sell. The warehouse and distribution center assets had no remaining value at the time of the sale. The Company expects to incur additional costs in 2025, however the additional costs cannot be quantified at this time.

The pre-tax severance, termination benefits and other employee costs incurred in connection with the Growth Driver 5 Actions were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During 2024
Tommy Hilfiger North America	$2.8
Tommy Hilfiger International	14.6
Calvin Klein North America	3.2
Calvin Klein International	7.1
Corporate (1)	5.8
Total	$33.5

(1) Corporate expenses are not allocated to any reportable segment.

The pre-tax gain of $9.5 million related to the sale of a warehouse and distribution center was recorded in other gain in corporate expenses not allocated to any reportable segment.

Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/4/24	Costs Incurred During 2024	Costs Paid During 2024	Liability at 2/2/25
Severance, termination benefits and other employee costs	$—	$33.5	$10.9	$22.6

2022 Cost Savings Initiative

The Company announced in August 2022 it would be taking steps to streamline its organization and simplify its ways of working. Included in this was a planned reduction in people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement, which was completed. These reductions have resulted in annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded pre-tax severance, termination benefits and other employee costs of $81.5 million, of which $20.2 million was incurred during 2022 and $61.3 million was incurred during 2023. All expected costs related to this initiative were incurred by the end of 2023.

The pre-tax costs incurred in connection with the 2022 cost savings initiative were recorded in SG&A expenses of the Company’s segments as follows:

(In millions)	Costs Incurred During 2022	Costs Incurred During 2023	Cumulative Costs Incurred
Tommy Hilfiger North America	$4.7	$12.7	$17.4
Tommy Hilfiger International	2.5	17.3	19.8
Calvin Klein North America	4.6	9.1	13.7
Calvin Klein International	3.5	10.8	14.3
Heritage Brands Wholesale	2.6	7.8	10.4
Corporate (1)	2.3	3.6	5.9
Total	$20.2	$61.3	$81.5

(1) Corporate expenses are not allocated to any reportable segment.

Please see Note 19, “Segment Data,” for further discussion of the Company’s reportable segments.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/4/24	Costs Paid During 2024	Liability at 2/2/25
Severance, termination benefits and other employee costs	$20.4	$17.6	$2.8

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

Please see Note 10, “Fair Value Measurements,” for further discussion of the long-lived asset impairments recorded during 2022.

The liabilities related to these costs were paid as of February 4, 2024.

17.    NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

(In millions, except per share data)	2024	2023	2022
Net income	$598.5	$663.6	$200.4

Weighted average common shares outstanding for basic net income per common share	56.0	61.0	65.7
Weighted average impact of dilutive securities	0.7	0.7	0.5
Total shares for diluted net income per common share	56.7	61.7	66.2

Basic net income per common share	$10.69	$10.88	$3.05

Diluted net income per common share	$10.56	$10.76	$3.03

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

(In millions)	2024	2023	2022
Weighted average potentially dilutive securities	0.4	0.8	1.4

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of February 2, 2025, February 4, 2024 and January 29, 2023 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.2 million, 0.1 million and 0.2 million as of February 2, 2025, February 4, 2024 and January 29, 2023, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

18.    SUPPLEMENTAL CASH FLOW INFORMATION

Omitted from the Company’s Consolidated Statement of Cash Flows for 2024 were capital expenditures related to property, plant and equipment of $17.4 million, which will not be paid until 2025. The Company paid $27.7 million in cash during 2024 related to property, plant and equipment that was acquired in 2023. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2023. The Company paid $39.4 million in cash during 2023 related to property, plant and equipment that was acquired in 2022. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2022.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statements of Cash Flows were (i) for 2024 and 2023, $4.0 million and $2.1 million, respectively, of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective periods and (ii) for 2024 and 2023, $4.6 million and $4.9 million, respectively, of accruals for excise taxes on share repurchases.

19.    SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as its reportable segments: (i) Tommy Hilfiger North America; (ii) Tommy Hilfiger International; (iii) Calvin Klein North America; (iv) Calvin Klein International; and (v) Heritage Brands Wholesale. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), uses segment income (loss) before interest and taxes as the profit measure to evaluate segment performance and allocate resources to the segments. The CODM considers variances of actual and forecasted performance to prior year when making decisions.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, warehouse clubs, mass market, and off-price retailers (in stores and online), as well as pure play digital commerce retailers primarily in North America of (i) women’s intimate apparel conducted under the Warner’s, Olga and True&Co. trademarks until November 27, 2023, when the Company completed the Heritage Brands intimates transaction; (ii) men’s underwear under the Nike brand, which is licensed; and (iii) men’s dress shirts under the Van Heusen brand, which is licensed, as well as under various other licensed brand names. Please see Note 3, “Divestitures,” for further discussion of the Heritage Brands intimates transaction. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliate in Mexico and its unconsolidated PVH Legwear affiliate relating to each affiliate’s business under various owned and licensed brand names.

Changes to Organizational Structure

The disclosures below and elsewhere in the consolidated financial statements reflect the reportable segments discussed above, which existed through the end of 2024. Effective February 3, 2025, the first day of 2025, the Company changed its reportable segments to be region-focused to align with changes in its business and organizational structure. These changes included the restructuring of the executive leadership structure directly reporting to the CODM. The Company’s new reportable segments are: (i) Americas, (ii) Europe, the Middle East and Africa, (iii) Asia-Pacific, and (iv) Licensing. The new reportable segments reflect the way the Company is currently being managed and for which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s historical segment reporting will be recast in future filings to reflect the new organizational structure.

Segment Data

The Company’s revenue, significant expenses, and income (loss) before interest and taxes by segment, which include the impact of changes in foreign currency exchanges rates, were as follows:

	2024
(In millions)	Tommy Hilfiger North America (4)(5)	Tommy Hilfiger International (4)(5)	Calvin Klein North America (4)	Calvin Klein International (4)	Heritage Brands Wholesale(6)	Total
Net Sales	$1,252.8	$3,142.9	$1,120.0	$2,481.4	$206.0	$8,203.1
Royalty revenue	97.8	58.7	155.1	49.2	0.4	361.2
Advertising and other revenue	20.6	16.9	40.9	10.1	0.1	88.6
Total revenue	1,371.2	3,218.5	1,316.0	2,540.7	206.5	8,652.9
Cost of goods sold (1)	615.0	1,242.8	599.1	927.5	126.0	3,510.4
Marketing expenses (1)	65.9	188.6	86.9	130.4	8.2	480.0
Other segment items (2)	544.1	1,462.0	480.1	1,155.2	35.9	3,677.3
Segment income before interest and taxes	$146.2	$325.1	$149.9	$327.6	$36.4	$985.2
Corporate (3)(4)						(212.9)
Income before interest and taxes						$772.3

(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    Other segment items include (i) all other segment selling, general and administrative expenses other than marketing expense, including direct and indirect costs to operate the segment’s retail store, digital commerce, licensing and wholesale businesses, warehousing and distribution costs, depreciation and amortization, restructuring costs, and other costs, (ii) equity in net income of unconsolidated affiliates and (iii) the other gain recorded in 2024 in connection with the Heritage Brands intimates transaction described in note (6) below.

(3)    Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans. The actuarial loss on the Company’s Pension Plans, SERP Plans and Postretirement Plans was $28.2 million in 2024.

(4)    Income (loss) before interest and taxes included net costs of $24.0 million incurred related to the Growth Driver 5 Actions described in Note 16, “Exit Activity Costs,” consisting principally of severance and a gain in connection with the sale of a warehouse and distribution center. Such costs were included in the Company’s segments as follows: $2.8 million in Tommy Hilfiger North America, $14.6 million in Tommy Hilfiger International, $3.2 million in Calvin Klein North America, $7.1 million in Calvin Klein International, and a net gain of $3.7 million in corporate expenses not allocated to any reportable segments. Please see Note 16, “Exit Activity Costs,” for further discussion.

(5)    Income before interest and taxes included costs of $50.7 million incurred in connection with an amendment to Mr. Tommy Hilfiger’s employment agreement pursuant to which the Company made a cash buyout of a portion of the future payment obligations. Such costs were included in the Company’s segments as follows: $17.1 million in Tommy Hilfiger North America and $33.6 million in Tommy Hilfiger International.

(6)    Income before interest and taxes included a gain of $10.0 million in connection with the Heritage Brands intimates transaction due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 3, “Divestitures,” for further discussion.

	2023
(In millions)	Tommy Hilfiger North America (4)	Tommy Hilfiger International (4)	Calvin Klein North America (4)	Calvin Klein International (4)	Heritage Brands Wholesale (4)(5)	Total
Net Sales	$1,262.7	$3,376.3	$1,112.4	$2,523.0	$477.4	$8,751.8
Royalty revenue	88.5	58.6	165.2	55.0	0.9	368.2
Advertising and other revenue	20.5	18.0	47.0	11.9	0.3	97.7
Total revenue	1,371.7	3,452.9	1,324.6	2,589.9	478.6	9,217.7
Cost of goods sold (1)	636.4	1,351.6	609.2	933.5	323.8	3,854.5
Marketing expenses (1)	81.7	188.9	101.8	143.9	17.6	533.9
Other segment items (2)	560.1	1,457.8	506.0	1,126.5	97.9	3,748.3
Segment income before interest and taxes	$93.5	$454.6	$107.6	$386.0	$39.3	$1,081.0
Corporate (3)(4)						(152.2)
Income before interest and taxes						$928.8

(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    Other segment items include (i) all other segment selling, general and administrative expenses other than marketing expense, including direct and indirect costs to operate the segment’s retail store, digital commerce, licensing and wholesale businesses, warehousing and distribution costs, depreciation and amortization, restructuring costs, and other costs, (ii) equity in net income of unconsolidated affiliates and (iii) the other gain recorded in 2023 in connection with the Heritage Brands intimates transaction described in note (5) below.

(3)    Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans. The actuarial gain on the Company’s Pension Plans, SERP Plans and Postretirement Plans was $45.5 million in 2023.

(4)    Income (loss) before interest and taxes included costs of $61.3 million incurred related to the 2022 cost savings initiative described in Note 16, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $12.7 million in Tommy Hilfiger North America, $17.3 million in Tommy Hilfiger International, $9.1 million in Calvin Klein North America, $10.8 million in Calvin Klein International, $7.8 million in Heritage Brands Wholesale and $3.6 million in corporate expenses not allocated to any reportable segments. Please see Note 16, “Exit Activity Costs,” for further discussion.

(5)    Income before interest and taxes included an aggregate net gain of $13.5 million in connection with the Heritage Brands intimates transaction, consisting of (i) a $15.3 million gain, including a gain on the sale, less costs to sell, partially offset by (ii) $1.8 million of severance and other termination benefits. Please see Note 3, “Divestitures,” for further discussion.

	2022
(In millions)	Tommy Hilfiger North America (4)(5)	Tommy Hilfiger International (5)(6)	Calvin Klein North America (4)(5)	Calvin Klein International (4)(5)(6)	Heritage Brands Wholesale (5)	Total
Net Sales	$1,185.0	$3,282.1	$1,205.6	$2,290.3	$581.9	$8,544.9
Royalty revenue	86.0	61.9	170.1	53.1	0.9	372.0
Advertising and other revenue	21.7	20.7	54.7	9.6	0.6	107.3
Total revenue	1,292.7	3,364.7	1,430.4	2,353.0	583.4	9,024.2
Cost of goods sold (1)	674.9	1,259.4	732.6	842.6	391.8	3,901.3
Marketing expenses (1)	70.3	165.5	106.7	128.9	20.7	492.1
Other segment items (2)	722.9	1,425.0	673.0	1,128.9	123.5	4,073.3
Segment (loss) income before interest and taxes	$(175.4)	$514.8	$(81.9)	$252.6	$47.4	$557.5
Corporate (3)(5)(7)						(86.8)
Income before interest and taxes						$470.7

(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    Other segment items include (i) all other segment selling, general and administrative expenses other than marketing expense, including direct and indirect costs to operate the segment’s retail store, digital commerce, licensing and wholesale businesses, warehousing and distribution costs, depreciation and amortization, restructuring costs, and other costs, (ii) equity in net income of unconsolidated affiliates and (iii) a goodwill impairment charge recorded in 2022 described in note (4) below.

(3)    Includes corporate expenses not allocated to any reportable segments, including the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld prior to the closing of the Karl Lagerfeld transaction in 2022. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion of the Company’s investment in Karl Lagerfeld. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, certain digital investments, certain corporate responsibility initiatives, certain global strategic initiatives and actuarial gains and losses on the Company’s Pension Plans, SERP Plans and Postretirement Plans. The actuarial gain on the Company’s Pension Plans, SERP Plans and Postretirement Plans was $78.4 million in 2022.

(4)    (Loss) income before interest and taxes included a noncash goodwill impairment charge of $417.1 million. The goodwill impairment charge was included in the Company’s segments as follows: $177.2 million in Tommy Hilfiger North America, $162.6 million in Calvin Klein North America and $77.3 million in Calvin Klein International. Please see Note 6, “Goodwill and Other Intangible Assets,” for further discussion.

(5)     (Loss) income before interest and taxes included costs of $20.2 million incurred related to the 2022 cost savings initiative described in Note 16, “Exit Activity Costs,” consisting principally of severance. Such costs were included in the Company’s segments as follows: $4.7 million in Tommy Hilfiger North America, $2.5 million in Tommy Hilfiger International, $4.6 million in Calvin Klein North America, $3.5 million in Calvin Klein International, $2.6 million in Heritage Brands Wholesale and $2.3 in corporate expenses not allocated to any reportable segments. Please see Note 16, “Exit Activity Costs,” for further discussion.

(6)    Income before interest and taxes included net costs of $43.0 million incurred in connection with the Company’s decision to exit from its Russia business, principally consisting of noncash asset impairments. Such costs were included in the Company’s segments as follows: $31.6 million in Tommy Hilfiger International and $11.4 million in Calvin Klein International. Please see Note 16, “Exit Activity Costs,” for further discussion.

(7)    Loss before interest and taxes included a gain of $16.1 million in connection with the Karl Lagerfeld transaction. Please see Note 5, “Investments in Unconsolidated Affiliates,” for further discussion.

The Company’s identifiable assets, depreciation and amortization, and identifiable capital expenditures by segment were as follows:

(In millions)	2024	2023	2022
Identifiable Assets(1)
Tommy Hilfiger North America	$1,218.6	$1,185.3	$1,296.3
Tommy Hilfiger International	4,475.3	4,667.6	4,875.4
Calvin Klein North America	1,382.9	1,354.7	1,527.2
Calvin Klein International	2,997.2	3,005.2	3,099.7
Heritage Brands Wholesale(2)	127.1	136.9	410.4
Corporate(3)	832.1	823.2	559.3
Total	$11,033.2	$11,172.9	$11,768.3
Depreciation and Amortization
Tommy Hilfiger North America	$26.0	$29.5	$30.5
Tommy Hilfiger International	119.7	131.1	125.0
Calvin Klein North America	21.1	24.8	29.6
Calvin Klein International	99.7	95.8	94.3
Heritage Brands Wholesale	4.2	5.8	10.7
Corporate	11.5	11.6	11.4
Total	$282.2	$298.6	$301.5
Identifiable Capital Expenditures(4)
Tommy Hilfiger North America	$13.0	$14.2	$14.5
Tommy Hilfiger International	66.0	118.7	140.9
Calvin Klein North America	9.4	6.3	14.4
Calvin Klein International	56.6	88.8	103.7
Heritage Brands Wholesale	1.9	2.7	6.6
Corporate	1.5	2.3	3.5
Total	$148.4	$233.0	$283.6

(1)Identifiable assets included the impact of changes in foreign currency exchange rates.

(2)Identifiable assets in 2023 included a reduction of $140.3 million related to the Heritage Brands intimates transaction. Please see Note 3, “Divestitures,” for further discussion.

(3)The changes in Corporate identifiable assets in 2024, 2023 and 2022 were primarily due to changes in cash and cash equivalents and the assets attributable to the Company’s Pension Plans.

(4)Capital expenditures in 2024 included $17.4 million of accruals that will not be paid until 2025. Capital expenditures in 2023 included $27.7 million of accruals that were not paid until 2024. Capital expenditures in 2022 included $39.4 million of accruals that were not paid until 2023.

Intersegment transactions, which primarily consist of transfers of inventory, are not material.

Revenue by Distribution Channel

The Company’s revenue by distribution channel was as follows:

(In millions)	2024	(1)	2023	(1)	2022	(1)
Wholesale net sales	$4,108.8		$4,554.7		$4,704.0

Owned and operated retail stores	3,348.9		3,399.8		3,118.2
Owned and operated digital commerce sites	745.4		797.3		722.7
Retail net sales	4,094.3		4,197.1		3,840.9
Net sales	8,203.1		8,751.8		8,544.9

Royalty revenue	361.2		368.2		372.0
Advertising and other revenue	88.6		97.7		107.3
Total (2)	$8,652.9		$9,217.7		$9,024.2

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)    No single customer accounted for more than 5% of the Company’s revenue in 2024, 2023 or 2022.

The Company has not disclosed net sales by product category as it is impracticable to do so.

Geographic Region Data

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2024 (1)	2023 (1)	2022 (1)
Domestic	$287.7	$333.6	$384.3
Canada	6.6	8.0	10.4
Europe	351.3	415.0	406.4
Asia-Pacific	93.5	103.7	101.1
Other foreign	1.9	2.3	1.8
Total	$741.0	$862.6	$904.0

(1)Property, plant and equipment, net included the impact of changes in foreign currency exchange rates.

Revenue, based on location of origin, was as follows:

(In millions)	2024 (1)	2023 (1)	2022 (1)
Domestic (2)	$2,473.7	$2,715.1	$2,854.9
Canada	315.4	349.1	347.6
Europe	4,124.8	4,378.6	4,204.0
Asia-Pacific	1,617.5	1,643.5	1,492.3
Other foreign	121.5	131.4	125.4
Total	$8,652.9	$9,217.7	$9,024.2

(1)Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

(2)Domestic revenue in 2023 and 2024 was negatively impacted by the Heritage Brands intimates transaction. Please see Note 3, “Divestitures,” for further discussion.

20.    GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of February 2, 2025 was approximately $5.7 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of February 2, 2025 and February 4, 2024.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of February 2, 2025 was approximately $5.3 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire in 2025 and are renewable through between 2026 and 2031. The liability for these guarantee obligations was immaterial as of February 2, 2025 and February 4, 2024.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

21.    OTHER COMMENTS

Investigation by China’s Ministry of Commerce

In September 2024, MOFCOM announced that it had initiated an investigation into the Company’s business under the UEL Provisions upon the suspicion that the Company (i) suspended normal transactions with Chinese entities or individuals, (ii) adopted discriminatory measures against products produced in or made from raw materials or component parts from China’s Xinjiang Uyghur Autonomous Region, and (iii) violated normal market trading principles. In October 2024, the Company submitted a written response to MOFCOM and, in December 2024, the Company submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February it announced its determination and placed PVH Corp. on the UEL. The Company does not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. According to the UEL Provisions, potential measures could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of the Company’s relevant personnel into China, restrictions or revocation of work permits, stay or residence status of the Company’s relevant personnel in China, or other measures. No measures have been imposed on the Company at this time. The practical impact of any such restrictions or prohibitions could include the Company’s inability to produce goods in China for sale elsewhere, the Company’s inability to sell goods on a wholesale or retail basis in China, or the Company’s inability to make investments in China.

The Company cannot currently predict the duration or impact of any measures that may ultimately be imposed. The imposition and enforcement of measures against the Company could have a material adverse effect on its revenue and results of operations. Furthermore, if, as a result of any such measures, it is necessary for the Company to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. The Company may also incur material non-cash impairment charges if it is unable to recover the carrying value of its goodwill, other indefinite-lived intangible assets and long-lived assets. Additionally, if the production of the Company’s products in China ceases, its business could be impacted more broadly and the Company may need or decide to shift production to other jurisdictions.

Litigation

The Company is a party to certain litigations which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

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

The following table presents the activity related to the Company’s asset retirement liabilities, included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, for the years ended February 2, 2025 and February 4, 2024:

(In millions)	2024	2023
Balance at beginning of year	$37.3	$44.7
Liabilities incurred	2.8	2.7
Liabilities settled (payments)	(3.2)	(9.3)
Accretion expense	0.4	0.4
Revisions in estimated cash flows	(0.9)	0.6
Currency translation adjustment	(0.8)	(1.8)
Balance at end of year	$35.6	$37.3

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $457.9 million and $423.4 million of the Company’s payment obligations that were outstanding as of February 2, 2025 and February 4, 2024, respectively, to financial institutions and $1,779.1 million and $1,909.4 million had been settled through the program during 2024 and 2023, respectively.

The following table presents the activity related to the Company’s outstanding obligations confirmed as valid under the SCF program, included in accounts payable in the Company’s Consolidated Balance Sheets, for the year ended February 2, 2025:

(In millions)	2024
Confirmed obligations outstanding at beginning of year	$423.4
Invoices confirmed during the year	1,816.7
Confirmed invoices paid during the year	(1,779.1)
Currency translation adjustment	(3.1)
Confirmed obligations outstanding at end of year	$457.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PVH Corp. (the Company) as of February 2, 2025 and February 4, 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2025 and February 4, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2025 expressed an adverse opinion thereon.

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

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
At February 2, 2025, the Company’s goodwill and indefinite-lived intangible assets totaled $2.3 billion and $2.8 billion, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are qualitatively tested and quantitatively tested, when necessary, for impairment at least annually.

Auditing management’s annual goodwill and indefinite-lived intangible assets impairment test was complex and judgmental due to the significant estimation required in determining the fair value of one reporting unit and the fair value of one indefinite-lived intangible asset. In particular, the fair value estimates were sensitive to significant assumptions such as the weighted average cost of capital, revenue growth rate, gross margin, operating expenses and earnings before interest, taxes, depreciation and amortization margin which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of one reporting unit and one indefinite-lived intangible asset, we performed audit procedures that included, among others, assessing methodologies with the use of our specialists and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business, and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of one reporting unit and one indefinite-lived intangible asset that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1938.

New York, New York
April 1, 2025

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period					Balance at End of Period

Description				Deductions
Year Ended February 2, 2025
Allowance for credit losses	$41.1	$8.0	$—	$26.7	(1)	$22.4
Allowance/accrual for operational chargebacks and customer markdowns	83.1	213.3	—	209.0		87.4
Valuation allowance for deferred income tax assets	73.7	7.0	—	20.7		60.0
Year Ended February 4, 2024
Allowance for credit losses	$42.6	$4.6	$—	$6.1	(1)	$41.1
Allowance/accrual for operational chargebacks and customer markdowns	120.9	229.2	—	267.0		83.1
Valuation allowance for deferred income tax assets	72.9	17.3	—	16.5		73.7
Year Ended January 29, 2023
Allowance for credit losses	$61.9	$2.9	$—	$22.2	(1)	$42.6
Allowance/accrual for operational chargebacks and customer markdowns	133.7	243.3	—	256.1		120.9
Valuation allowance for deferred income tax assets	69.3	19.5	—	15.9		72.9

(1)Principally accounts written off as uncollectible and recoveries.