Form 10-Q
period 2025-05-04
PVH CORP. /DE/
filed 2025-06-04
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 4, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of May 28, 2025 was 48,073,120.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the headcount cost reduction initiative announced in August 2022, the 2021 sale of assets of, and exit from, our Heritage Brands menswear and retail businesses, the November 2023 sale of the Heritage Brands women’s intimate apparel business to focus on our Calvin Klein and Tommy Hilfiger businesses and our current multi-year initiative to simplify our operating model; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the announced, in-process plan to bring in house a significant portion of the product categories that are or had been licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by us; (iv) we have significant levels of outstanding debt, as well as significant additional borrowing capacity, and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores and our directly operated digital commerce sites, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) restrictions, including quotas and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands and our brands’ values, as well as the potential for adverse consumer response to any sustainability, social or environmental actions taken by us; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; (xviii) the impacts of the decision by China’s Ministry of Commerce to place us on the List of Unreliable Entities, including the impact of any fines imposed, or restrictions or prohibitions on us that have the effect of limiting or prohibiting our ability to do business in China; and (xix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 4,	May 5,
	2025	2024
Revenue	$1,983.6	$1,951.9
Cost of goods sold (exclusive of depreciation and amortization)	821.9	753.2
Gross profit	1,161.7	1,198.7
Selling, general and administrative expenses	1,023.9	1,017.3
Goodwill and other intangible asset impairments	479.5	—
Non-service related pension and postretirement (cost) income	(1.0)	0.5
Other gain	—	10.0
Equity in net income of unconsolidated affiliates	10.5	13.2
(Loss) income before interest and taxes	(332.2)	205.1
Interest expense	22.4	23.3
Interest income	5.0	5.6
(Loss) income before taxes	(349.6)	187.4
Income tax (benefit) expense	(304.8)	36.0
Net (loss) income	$(44.8)	$151.4
Basic net (loss) income per common share	$(0.88)	$2.63
Diluted net (loss) income per common share	$(0.88)	$2.59

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 4,	May 5,
	2025	2024

Net (loss) income	$(44.8)	$151.4
Other comprehensive income (loss):
Foreign currency translation adjustments	233.6	(14.8)
Net unrealized and realized (loss) gain related to effective cash flow hedges, net of tax (benefit) expense of $(12.9) and $0.3	(36.9)	1.4
Net (loss) gain on net investment hedges, net of tax (benefit) expense of $(36.7) and $0.9	(110.3)	2.8
Total other comprehensive income (loss)	86.4	(10.6)
Comprehensive income	$41.6	$140.8

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 4,	February 2,	May 5,
	2025	2025	2024
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$191.0	$748.0	$376.2
Trade receivables, net of allowances for credit losses of $27.0, $22.4 and $43.9	860.7	851.2	810.4
Other receivables	12.1	25.1	24.6
Inventories, net	1,596.0	1,508.7	1,346.8
Prepaid expenses	260.4	210.5	263.8
Other	96.7	144.1	90.1
Assets held for sale	16.7	—	—
Total Current Assets	3,033.6	3,487.6	2,911.9
Property, Plant and Equipment, net	720.2	741.0	824.7
Operating Lease Right-of-Use Assets	1,243.0	1,157.5	1,257.2
Goodwill	1,950.3	2,260.1	2,315.2
Tradenames	2,639.8	2,565.0	2,596.9
Other Intangibles, net	407.0	455.9	492.7
Other Assets, including deferred taxes of $367.5, $37.0 and $36.3	678.5	366.1	390.1
Total Assets	$10,672.4	$11,033.2	$10,788.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$991.0	$1,151.0	$863.0
Accrued expenses	764.2	735.6	643.0
Deferred revenue	54.1	55.3	55.3
Current portion of operating lease liabilities	294.0	289.1	304.2
Short-term borrowings	115.0	—	—
Current portion of long-term debt	512.2	510.8	11.9
Total Current Liabilities	2,730.5	2,741.8	1,877.4
Long-Term Portion of Operating Lease Liabilities	1,088.2	1,011.3	1,101.0
Long-Term Debt	1,720.1	1,579.9	2,145.9
Other Liabilities, including deferred taxes of $289.8, $333.5 and $345.9	515.4	559.7	605.2
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 89,381,362; 89,112,404 and 88,904,351 shares issued	89.4	89.1	88.9
Additional paid-in capital - common stock	3,236.0	3,374.1	3,330.5
Retained earnings	5,948.5	5,997.2	5,554.4
Accumulated other comprehensive loss	(770.4)	(856.8)	(764.2)
Less: 41,387,386; 35,863,271 and 32,877,311 shares of common stock held in treasury, at cost	(3,885.3)	(3,463.1)	(3,150.4)
Total Stockholders’ Equity	4,618.2	5,140.5	5,059.2
Total Liabilities and Stockholders’ Equity	$10,672.4	$11,033.2	$10,788.7

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 4,	May 5,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(44.8)	$151.4
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	67.7	72.1
Equity in net income of unconsolidated affiliates	(10.5)	(13.2)
Deferred taxes	(342.3)	(5.5)
Stock-based compensation expense	12.1	10.5
Impairment of goodwill and other intangible assets	479.5	—
Other gain	—	(10.0)
Changes in operating assets and liabilities:
Trade receivables, net	21.8	(19.5)
Other receivables	13.6	(0.8)
Inventories, net	(24.3)	69.9
Accounts payable, accrued expenses and deferred revenue	(217.1)	(328.2)
Prepaid expenses	(42.2)	(26.6)
Other, net	15.1	33.2
Net cash used by operating activities	(71.4)	(66.7)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26.7)	(38.8)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	2.5	—
Purchases of investments held in rabbi trust	(4.3)	(2.5)
Proceeds from investments held in rabbi trust	0.5	0.1
Net cash used by investing activities	(28.0)	(41.2)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	115.0	—
Repayment of 2022 facilities	(3.0)	(3.0)
Net proceeds from settlement of awards under stock plans	0.1	7.0
Proceeds from 4 1/8% senior notes, net of related fees	—	553.1
Redemption of 3 5/8% senior notes	—	(561.7)
Cash dividends	(1.9)	(2.2)
Acquisition of treasury shares	(572.2)	(214.0)
Payments of finance lease liabilities	(0.9)	(1.1)
Net cash used by financing activities	(462.9)	(221.9)
Effect of exchange rate changes on cash and cash equivalents	5.3	(1.6)
Decrease in cash and cash equivalents	(557.0)	(331.4)
Cash and cash equivalents at beginning of period	748.0	707.6
Cash and cash equivalents at end of period	$191.0	$376.2

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Unaudited
(In millions, except share and per share data)

	Thirteen Weeks Ended May 5, 2024
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 4, 2024	$—	88,567,275	$88.6	$3,313.3	$5,407.3	$(753.6)	$(2,936.7)	$5,118.9
Net income					151.4			151.4
Foreign currency translation adjustments						(14.8)		(14.8)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.3						1.4		1.4
Net gain on net investment hedges, net of tax expense of $0.9						2.8		2.8
Comprehensive income								140.8
Settlement of awards under stock plans		337,076	0.3	6.7				7.0
Stock-based compensation expense				10.5				10.5
Dividends declared ($0.075 per common share)					(4.3)			(4.3)
Acquisition of 1,942,724 treasury shares, including excise taxes of $1.7							(213.7)	(213.7)
May 5, 2024	$—	88,904,351	$88.9	$3,330.5	$5,554.4	$(764.2)	$(3,150.4)	$5,059.2

	Thirteen Weeks Ended May 4, 2025
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 2, 2025	$—	89,112,404	$89.1	$3,374.1	$5,997.2	$(856.8)	$(3,463.1)	$5,140.5
Net loss					(44.8)			(44.8)
Foreign currency translation adjustments						233.6		233.6
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $12.9						(36.9)		(36.9)
Net loss on net investment hedges, net of tax benefit of $36.7						(110.3)		(110.3)
Comprehensive income								41.6
Settlement of awards under stock plans		268,958	0.3	(0.2)				0.1
Stock-based compensation expense				12.1				12.1
Dividends declared ($0.075 per common share)					(3.9)			(3.9)
Acquisition of 5,524,115 treasury shares, including excise taxes of $4.0				(150.0)			(422.2)	(572.2)
May 4, 2025	$—	89,381,362	$89.4	$3,236.0	$5,948.5	$(770.4)	$(3,885.3)	$4,618.2

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not contain all disclosures required by U.S. GAAP for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2025.

The preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 4, 2025 and May 5, 2024 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

Effective February 3, 2025, the first day of 2025, the Company changed its reportable segments to be region-focused to align with changes in its business and organizational structure. These changes included the reorganization of the executive leadership structure directly reporting to the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”). The Company’s new reportable segments are: (i) EMEA, (ii) Americas, (iii) APAC, and (iv) Licensing. Please see Note 17, “Segment Data,” for further discussion of the change in reportable segments and segment definitions.

Certain reclassifications have been made in the notes to the consolidated financial statements for the prior year periods to present that information on a basis consistent with the Company’s new organizational structure.

There is significant uncertainty with respect to global trade policies and the related impact on the broader macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as recently enacted tariffs on goods imported into the United States, elevated interest rates and recession fears, continue to create a complex and challenging retail environment, particularly in North America. Macroeconomic factors have had and may continue to have a negative impact on consumer demand for apparel and related products globally.

In April 2025, the United States government announced additional tariffs on goods imported into the United States, including an incremental 10% tariff on products imported from most countries, with the potential for these incremental tariffs to increase significantly. In response, many countries have announced or are otherwise considering retaliatory tariffs on United States exports and other trade restrictions. These actions have led to significant volatility and uncertainty in global markets. The Company currently expects the recently enacted tariffs currently in place for goods coming into the U.S. will have a negative impact on the Company’s full year 2025 results of operations, primarily in the second half of the year.

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
Performance Obligations Under License Agreements
As of May 4, 2025, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $606.8 million, of which the Company expects to recognize $199.4 million as revenue during the remainder of 2025, $164.2 million in 2026 and $243.2 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirteen weeks ended May 4, 2025 and May 5, 2024 were as follows:

	Thirteen Weeks Ended
(In millions)	5/4/25	5/5/24
Deferred revenue balance at beginning of period	$55.3	$55.5
Net additions to deferred revenue during the period	37.9	39.8
Reductions in deferred revenue for revenue recognized during the period (1)	(39.1)	(40.0)
Deferred revenue balance at end of period	$54.1	$55.3

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $6.1 million, $6.8 million and $8.7 million as of May 4, 2025, February 2, 2025 and May 5, 2024, respectively.

Please see Note 17, “Segment Data,” for information on the disaggregation of revenue by segment, distribution channel and brand.

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

4. ASSETS HELD FOR SALE

In line with the fifth growth driver of the PVH+ Plan, the Company has committed to a plan to close its owned warehouse and distribution center located in Jonesville, NC. The building and related assets had a carrying value of $16.7 million as of May 4, 2025. The Company intends to sell the building and related assets towards the end of 2025 or during the first quarter of 2026.

The Company concluded the criteria had been met to classify the building and related assets as held for sale during the first quarter of 2025 and ceased recording depreciation at that time. The carrying value of $16.7 million, which was determined to be lower than its fair value, less costs to sell, was reclassified from property, plant and equipment, net to assets held for sale in the Company’s Consolidated Balance Sheet as of May 4, 2025.

5. DIVESTITURES

Sale of Warner’s, Olga and True&Co. Women’s Intimates Businesses

The Company completed the sale of its women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”) for net proceeds of $155.6 million, after transaction costs. The final carrying value of the net assets sold on the closing date was $140.3 million, which consisted of $44.5 million of inventory and $95.8 million of tradenames.

In connection with the closing of the transaction, the Company recorded a gain of $15.3 million in the fourth quarter of 2023, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell. An incremental gain of $10.0 million was recorded in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources, which was paid in installments to the Company through the first quarter of 2025. The Company received $2.5 million of the earnout during the thirteen weeks ended May 4, 2025, which was the final installment. These gains were recorded in other gain in the Company’s Consolidated Statements of Operations for the respective periods and are included in restructuring and other gain for segment data reporting purposes.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirteen weeks ended May 4, 2025, by segment (please see Note 17, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	EMEA	Americas	APAC	Licensing	Total
Goodwill, net as of February 2, 2025	$1,426.4	$7.6	$414.0	$412.1	$2,260.1
Impairment	—	(7.6)	(418.4)	—	(426.0)
Currency translation	110.3	—	4.4	1.5	116.2
Goodwill, net as of May 4, 2025	$1,536.7	$—	$—	$413.6	$1,950.3

As described in Note 1, “General,” effective February 3, 2025, the first day of 2025, the Company changed its reportable segments to be region-focused to align with changes in its business and organizational structure. The information in the table above reflects the impact of this segment change whereby goodwill was reallocated to the respective reporting units on the first day of 2025 using a relative fair value approach. As a result of the change in reportable segments, the Company performed an impairment assessment immediately before and immediately after the segment change became effective, and no impairment of goodwill was identified.

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Please see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025 for discussion of the Company’s goodwill and other intangible assets impairment testing process.

Goodwill

Macroeconomic and geopolitical factors that occurred during the thirteen weeks ended May 4, 2025 resulted in significant market volatility and a decrease in the Company’s stock price. As a result, the Company determined there was a triggering event that required the Company to perform a quantitative interim goodwill impairment test as of the end of the first quarter of 2025.

As a result of this interim impairment test, the Company recorded $426.0 million of noncash impairment charges during the thirteen weeks ended May 4, 2025, which were included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and included in restructuring and other costs for segment data reporting purposes. The impairments were primarily due to a significant increase in discount rates, which incorporated elevated risk premiums, in particular for the Americas and APAC reporting units. Impairment charges of $7.6 million and $418.4 million fully impaired the goodwill balances in the Americas and APAC segments, respectively.

The fair value of the reporting units for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration, inclusive of a risk premium for each reporting unit to account for the additional risk and uncertainty perceived by market participants related to each reporting unit’s cash flows due to macroeconomic and geopolitical factors. For the market approach, used to validate the results of the income approach method, the Company used the guideline company method, which analyzes market multiples of adjusted earnings before interest, taxes, depreciation and amortization for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of each reporting unit compared to the selected guideline companies.

Indefinite-Lived Intangible Assets

The Company also determined the macroeconomic and geopolitical conditions that occurred during the thirteen weeks ended May 4, 2025 and resulting impacts to the Company discussed above were also a triggering event that prompted the need to perform interim impairment testing of its indefinite-lived intangible assets as of the end of the first quarter of 2025. For the TOMMY HILFIGER and Calvin Klein tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s annual indefinite-lived intangible asset impairment test for 2024 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 93% as of the date of the Company’s 2024 annual test. Considering this and other factors, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required.

For the reacquired perpetual license rights in Australia, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, the Company recorded $53.5 million of noncash impairment charges during the first quarter of 2025 to write down the license rights, which had a carrying amount of $190.8 million, to a fair value of $137.3 million. The $53.5 million of impairment charges was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and included in restructuring and other costs for segment data reporting purposes. The impairment was primarily due to a significant increase in discount rates. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the Australia business would result in a change to the estimated fair value of the license rights of approximately $22 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the license rights of approximately $25 million.

The fair value of the Company’s reacquired perpetual license rights in Australia was determined using an income approach which estimates the net cash flows directly attributable to the subject intangible asset. These cash flows were discounted to present value using a discount rate of approximately 17% that factors in the relative risk of the intangible asset. The Company classified the fair values of these indefinite-lived intangible assets as Level 3 fair value measurements due to the use of significant unobservable inputs.

7. RETIREMENT AND BENEFIT PLANS

The Company, as of May 4, 2025, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation, subject to the plan freeze as discussed below, and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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

In the fourth quarter of 2023, the Company’s Board of Directors approved changes to its Pension Plans and its supplemental pension plan to freeze the pensionable compensation and credited service amounts used to calculate participants’ benefits which became effective June 30, 2024, except for employees near retirement age that meet a specified service requirement, who will continue to accrue benefits under the Pension Plans and supplemental pension plan, as applicable, for two years after the effective date of the freeze.

The components of net benefit cost recognized were as follows:

	Pension Plans		SERP Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/4/25	5/5/24	5/4/25	5/5/24

Service cost	$1.2	$3.7	$0.2	$0.2
Interest cost	6.7	7.2	0.5	0.6
Expected return on plan assets	(6.2)	(8.3)	—	—
Total	$1.7	$2.6	$0.7	$0.8

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen weeks ended May 4, 2025 and May 5, 2024.

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

8. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of May 4, 2025.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $222.8 million based on exchange rates in effect on May 4, 2025 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of May 4, 2025.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had $115.0 million of borrowings outstanding under the commercial paper note program as of May 4, 2025. The weighted average interest rate on funds borrowed under the program as of May 4, 2025 was 5.15%.

2025 Unsecured Delayed Draw Term Loan Facilities

On April 4, 2025, the Company entered into a credit agreement that provides for a delayed draw term loan facility with aggregate lending commitments of $250.0 million for United States dollar-denominated senior unsecured term loans (the “April 4 facility”). On April 25, 2025, the Company entered into an additional credit agreement that provides for a delayed draw term loan facility with aggregate lending commitments of $450.0 million for United States dollar-denominated senior unsecured term loans (the “April 25 facility” and together with the April 4 facility, the “2025 facilities”). The 2025 facilities will mature on April 3, 2026. Debt issuance costs incurred during the first quarter of 2025 in connection with the 2025 facilities were immaterial.

The term loans under the April 4 facility may be funded in up to four borrowings prior to February 4, 2026, subject to a minimum borrowing requirement of $50.0 million. The term loans under the April 25 facility may be funded prior to October 17, 2025. If drawn upon, the borrowings on both facilities will primarily be used for working capital or other general corporate purposes of the Company, including refinancing the Company’s 4 5/8% senior notes due July 10, 2025. The Company will be required to reduce or prepay, as applicable, the commitments and/or borrowings under the April 25 facility following the receipt of net cash proceeds in respect of certain debt incurrences and equity issuances by the Company, in an amount equal to 100% of such net cash proceeds, as described in the terms of the April 25 facility. The Company has not drawn on the 2025 facilities, and the entire $700.0 million remained available for borrowing as of May 4, 2025. Any outstanding borrowings under the 2025 facilities would be prepayable at any time without penalty (other than customary breakage costs).

Term loans borrowed under the 2025 facilities will bear interest at a rate per annum equal to, at the Company’s option, either a base rate or a term secured overnight financing rate (“SOFR”) rate, calculated in a manner set forth in the 2025 facilities, plus an applicable margin. The applicable margin with respect to the 2025 facilities as of May 4, 2025 was 1.125% for loans bearing interest at the term SOFR rate and 0.125% for loans bearing interest at the base rate. The applicable margin is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The 2025 facilities require the Company to comply with customary affirmative and negative covenants, including a maximum net leverage ratio, calculated in a manner set forth in the terms of each of the 2025 facilities.

The 2025 facilities contain customary events of default, including but not limited to, nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and change of control (as defined in each of the 2025 facilities).

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/4/25	2/2/25	5/5/24

Senior unsecured Term Loan A facility due 2027 (1)	$468.8	$432.7	$457.8
4 5/8% senior unsecured notes due 2025	499.7	499.4	498.5
3 1/8% senior unsecured euro notes due 2027 (1)	675.3	619.1	642.3
4 1/8% senior unsecured euro notes due 2029 (1)	588.5	539.5	559.2
Total	2,232.3	2,090.7	2,157.8
Less: Current portion of long-term debt	512.2	510.8	11.9
Long-term debt	$1,720.1	$1,579.9	$2,145.9

(1) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of May 4, 2025, February 2, 2025 and May 5, 2024.

The Company’s mandatory long-term debt repayments for the remainder of 2025 through 2030 were as follows as of May 4, 2025:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2025	$509.3
2026	12.4
2027	1,125.8
2028	—
2029	593.1
2030	—

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2025 through 2030 exceed the total carrying amount of the Company’s debt as of May 4, 2025 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of May 4, 2025, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company made payments of $3.0 million on its term loan under the 2022 facilities in each of the thirteen weeks ended May 4, 2025 and May 5, 2024.

The applicable margin with respect to the Euro TLA facility as of May 4, 2025 was 1.250%. The applicable margin with respect to the revolving credit facilities as of May 4, 2025 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate (“EURIBOR”) or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The 2022 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a maximum net leverage ratio, calculated in a manner set forth in the terms of the 2022 facilities. Please see Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025 for further discussion of the 2022 facilities.

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

During the first quarter of 2025, the Company completed the allocation of an amount equal to 100% of the net proceeds of the offering to sustainable materials, which qualify as environmental Eligible Projects (as defined in the Company’s prospectus relating to the notes offering). During the first quarter of 2024, the Company utilized the net proceeds of the offering, together with other available funds, to redeem the €525.0 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of May 4, 2025, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit and bank guarantees primarily to collateralize the Company’s insurance and lease obligations. The Company had $97.7 million of these standby letters of credit and bank guarantees outstanding as of May 4, 2025.

Please see Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025 for further discussion of the Company’s debt.

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 4, 2025 and May 5, 2024 were 87.2% and 19.2%, respectively. The effective income tax rate for the thirteen weeks ended May 4, 2025 reflected a $(304.8) million income tax benefit recorded on $(349.6) million of pre-tax losses. The effective income tax rate for the thirteen weeks ended May 5, 2024 reflected a $36.0 million income tax expense recorded on $187.4 million of pre-tax income.

The effective income tax rate for the thirteen weeks ended May 4, 2025 was higher than the prior year period primarily due to the impact of the $479.5 million pre-tax noncash goodwill and other intangible asset impairment charges, which were non-deductible for tax purposes and resulted in a 70.5% increase to the Company’s effective income tax rate. The pre-tax goodwill and other intangible asset impairment charges were factored into the Company’s annualized effective income tax rate and will have a continued impact on the Company’s quarterly effective income tax rates for the remainder of 2025.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,278.7 million and $1,263.8 million, respectively, as of May 4, 2025, $1,181.0 million and $1,158.6 million, respectively, as of February 2, 2025 and $1,190.2 million and $1,201.5 million, respectively, as of May 5, 2024. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	5/4/25		2/2/25		5/5/24		5/4/25		2/2/25		5/5/24
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$2.0	$0.2	$41.0	$3.6	$15.0	$0.7	$22.9	$1.2	$0.6	$—	$2.2	$0.1
Cross-currency swap contracts (net investment hedges)	—	—	24.9	—	4.6	1.1	17.4	—	—	—	—	—
Undesignated contracts:
Foreign currency forward contracts	0.2	—	4.1	—	0.5	—	13.2	—	0.9	—	0.9	—
Total	$2.2	$0.2	$70.0	$3.6	$20.1	$1.8	$53.5	$1.2	$1.5	$—	$3.1	$0.1

The notional amount outstanding of foreign currency forward contracts was $1,285.4 million at May 4, 2025. Such contracts expire principally between May 2025 and October 2026.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive Income (Loss)

(In millions)

Thirteen Weeks Ended	5/4/25	5/5/24
Foreign currency forward contracts (inventory purchases)	$(50.1)	$7.4
Foreign currency borrowings (net investment hedges)	(104.6)	3.1
Cross-currency swap contracts (net investment hedges)	(40.6)	2.3
Total	$(195.3)	$12.8

	Amount of (Loss) Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	5/4/25	5/5/24		5/4/25	5/5/24
Foreign currency forward contracts (inventory purchases)	$(0.3)	$5.7	Cost of goods sold	$821.9	$753.2
Cross-currency swap contracts (net investment hedges)	1.8	1.7	Interest expense	22.4	23.3
Total	$1.5	$7.4

A net gain in AOCL on foreign currency forward contracts at May 4, 2025 of $4.5 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward contracts is sold. Amounts recognized in AOCL for foreign currency borrowings and the effective portion of the Company’s net investment hedges would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	(Loss) Gain Recognized in SG&A Expenses
Thirteen Weeks Ended	5/4/25	5/5/24
Foreign currency forward contracts (1)	$(20.0)	$1.4

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of May 4, 2025.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	5/4/25				2/2/25				5/5/24
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$2.4	N/A	$2.4	N/A	$48.7	N/A	$48.7	N/A	$16.2	N/A	$16.2
Cross-currency swap contracts (net investment hedges)	N/A	—	N/A	—	N/A	24.9	N/A	24.9	N/A	5.7	N/A	5.7
Rabbi trust assets	$18.0	N/A	N/A	18.0	$14.3	N/A	N/A	14.3	$12.7	N/A	N/A	12.7
Total Assets	$18.0	$2.4	N/A	$20.4	$14.3	$73.6	N/A	$87.9	$12.7	$21.9	N/A	$34.6

Liabilities:
Foreign currency forward contracts	N/A	$37.3	N/A	$37.3	N/A	$1.5	N/A	$1.5	N/A	$3.2	N/A	$3.2
Cross-currency swap contracts (net investment hedges)	N/A	17.4	N/A	17.4	N/A	—	N/A	—	N/A	—	N/A	—
Total Liabilities	N/A	$54.7	N/A	$54.7	N/A	$1.5	N/A	$1.5	N/A	$3.2	N/A	$3.2

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

	5/4/25		2/2/25		5/5/24
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$1.4	$16.6	$1.0	$13.3	$1.0	$11.7

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains (losses) recognized on the rabbi trust investments were immaterial during the thirteen weeks ended May 4, 2025 and May 5, 2024.

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

The following table shows the fair value of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the thirteen weeks ended May 4, 2025, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
5/4/25	Level 1	Level 2	Level 3
Other intangible assets, net	N/A	N/A	$137.3	$137.3	$53.5

Other intangible assets with a carrying amount of $190.8 million were written down to a fair value of $137.3 million during the thirteen weeks ended May 4, 2025. In addition, the Company recorded $426.0 million of goodwill impairment charges during the thirteen weeks ended May 4, 2025. Please see Note 6, “Goodwill and Other Intangible Assets,” for further discussion.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	5/4/25		2/2/25		5/5/24
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$191.0	$191.0	$748.0	$748.0	$376.2	$376.2
Short-term borrowings	115.0	115.0	—	—	—	—
Long-term debt (including portion classified as current)	2,232.3	2,247.0	2,090.7	2,113.8	2,157.8	2,141.7

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

12. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its Stock Incentive Plan (the “Plan”). Awards that may be granted under the Plan include, but are not limited to (i) service-based non-qualified stock options (“stock options”); (ii) service-based restricted stock units (“RSUs”); and (iii) contingently issuable performance share units (“PSUs”). Please see Note 12, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025 for a detailed description of the Company’s stock-based compensation awards, including information relating to vesting terms and service, performance and market conditions, and additional information.

Net (loss) income for the thirteen weeks ended May 4, 2025 and May 5, 2024 included $12.1 million and $10.5 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $1.5 million and $1.4 million, respectively.

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods. There were no stock options granted during the thirteen weeks ended May 4, 2025.

Stock option activity for the thirteen weeks ended May 4, 2025 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 2, 2025	504	$92.31
Granted	—	—
Exercised	—	—
Forfeited / Expired	25	89.58
Outstanding at May 4, 2025	479	$92.45

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the thirteen weeks ended May 4, 2025 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2025	1,069	$93.45
Granted	792	69.14
Vested	335	93.23
Forfeited	45	90.48
Non-vested at May 4, 2025	1,481	$80.59

PSUs

PSU awards granted to employees have a three-year service period. Each award is subject to various performance and/or market conditions. The final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period.

For awards granted in 2022, 50% of the award was based on the Company’s total shareholder return (“TSR”) relative to a pre-established group of industry peers during a three-year period from the grant date, for which the Company achieved performance between the target and maximum levels. The other 50% of the award was based on the Company’s cumulative earnings before interest and taxes (“EBIT”) during the fiscal three-year performance period, for which the performance condition was not achieved. The holders of the awards earned an aggregate of 42,000 shares.

For awards granted in 2023, 2024, and 2025, 50% of the award is based on the Company’s TSR relative to a pre-established group of industry peers during a three-year period from the grant date and 50% is based on the Company’s average return on invested capital (“ROIC”) during a fiscal three-year performance period.

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the thirteen weeks ended May 4, 2025 and the resulting weighted average grant date fair value:

5/4/25
Weighted average risk-free interest rate	3.81%
Weighted average Company volatility	47.02%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per PSU	$102.81

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 4.50% for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the thirteen weeks ended May 4, 2025 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 2, 2025	266	$110.64
Granted	192	85.12
Increase due to market conditions achieved above target	9	102.88
Vested	42	102.88
Forfeited	14	117.79
Non-vested at May 4, 2025	411	$99.13

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 4, 2025 and May 5, 2024:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 2, 2025	$(890.8)		$34.0	$(856.8)
Other comprehensive income (loss) before reclassifications	124.6	(1)(2)	(37.1)	87.5
Less: Amounts reclassified from AOCL	1.3		(0.2)	1.1
Other comprehensive income (loss)	123.3		(36.9)	86.4
Balance, May 4, 2025	$(767.5)		$(2.9)	$(770.4)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain on effective cash flow hedges	Total
Balance, February 4, 2024	$(768.7)		$15.1	$(753.6)
Other comprehensive (loss) income before reclassifications	(10.7)	(1)	5.5	(5.2)
Less: Amounts reclassified from AOCL	1.3		4.1	5.4
Other comprehensive (loss) income	(12.0)		1.4	(10.6)
Balance, May 5, 2024	$(780.7)		$16.5	$(764.2)

(1) Foreign currency translation adjustments included a net (loss) gain on net investment hedges of $(109.0) million and $4.1 million during the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively.

(2) Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen weeks ended May 4, 2025 and May 5, 2024:

	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended
(In millions)	5/4/25	5/5/24
Realized (loss) gain on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$(0.3)	$5.7	Cost of goods sold
Less: Tax effect	(0.1)	1.6	Income tax (benefit) expense
Total, net of tax	$(0.2)	$4.1

Foreign currency translation adjustments:
Cross-currency swap contracts (net investment hedges)	$1.8	$1.7	Interest expense
Less: Tax effect	0.5	0.4	Income tax (benefit) expense
Total, net of tax	$1.3	$1.3

14. STOCKHOLDERS’ EQUITY

The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $5.0 billion stock repurchase program through July 30, 2028. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program at any time, without prior notice. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022.

On April 1, 2025, the Company entered into accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $500.0 million of the Company’s shares of common stock under the Company’s existing $5.0 billion stock repurchase authorization. The Company paid $500.0 million to the financial institutions and received initial deliveries of an aggregate of approximately 4.6 million shares of the Company’s common stock at a price of $76.43 per share, the closing share price of the Company’s common stock on April 1, 2025. The value of the shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115.0 million of short-term borrowings. The total number of shares ultimately purchased by the Company and the price paid per share will be determined upon final settlement and will be based on the daily volume-weighted average price of the Company’s common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The final settlement of the transactions under the ASR agreements is expected to occur no later than the third quarter of 2025. The ASR agreements are accounted for as a share purchase transaction and forward stock purchase agreement indexed to the Company’s common stock.

In addition, during the thirteen weeks ended May 4, 2025, the Company purchased 0.8 million shares and during the thirteen weeks ended May 5, 2024, the Company purchased 1.8 million shares of its common stock under the program in open market transactions for $60.8 million and $200.0 million, respectively. Excise taxes of $4.0 million and $1.7 million were excluded from the share repurchases for these periods, including in respect of the initial deliveries under the ASR agreements. As of May 4, 2025, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs to satisfy tax withholding requirements.

15. EXIT ACTIVITY COSTS

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

The Company expects to generate annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support this initiative largely completed by the end of 2025. In connection with this initiative, the Company recorded pre-tax severance, termination benefits and other employee costs of $33.5 million during 2024 and $13.2 million during the thirteen weeks ended May 4, 2025. These costs were recorded in SG&A expenses in the Company’s Consolidated Statements of Operations for the respective periods. In addition, the Company sold a warehouse and distribution center during the third quarter of 2024 in connection with this initiative, resulting in a pre-tax gain of $9.5 million that was recorded during the third quarter of 2024 and included in other gain in the Company’s Consolidated Statements of Operations. Such amount represents the consideration received, less costs to sell. The warehouse and distribution center assets had no remaining value at the time of the sale. These net pre-tax costs are included in restructuring and other costs for segment data reporting purposes. The Company expects to incur additional pre-tax costs in connection with this initiative, however the additional costs cannot be quantified at this time.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/2/25	Costs Incurred During the Thirteen Weeks Ended 5/4/25	Costs Paid During the Thirteen Weeks Ended 5/4/25	Liability at 5/4/25
Severance, termination benefits and other employee costs	$22.6	$13.2	$7.2	$28.6

16. NET (LOSS) INCOME PER COMMON SHARE

The Company computed its basic and diluted net (loss) income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/4/25	5/5/24

Net (loss) income	$(44.8)	$151.4

Weighted average common shares outstanding for basic net (loss) income per common share	51.1	57.5
Weighted average impact of dilutive securities	—	0.9
Total shares for diluted net (loss) income per common share	51.1	58.4

Basic net (loss) income per common share	$(0.88)	$2.63

Diluted net (loss) income per common share	$(0.88)	$2.59

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended
(In millions)	5/4/25	5/5/24

Weighted average potentially dilutive securities	2.1	0.4

Diluted net loss per common share for the thirteen weeks ended May 4, 2025 excluded all potentially dilutive securities because there was a net loss for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of May 5, 2024 and, therefore, were excluded from the calculation of diluted net (loss) income per common share for the thirteen weeks ended May 5, 2024. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.4 million and 0.3 million as of May 4, 2025 and May 5, 2024, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. SEGMENT DATA

Effective February 3, 2025, the first day of 2025, the Company changed its reportable segments to be region-focused to align with changes in its business and organizational structure. These changes included the reorganization of the executive leadership structure directly reporting to the Company’s Chief Executive Officer, who is the CODM. The Company’s new organizational structure provides for the pairing of the Company’s global brands with commercial execution in geographic regions, underpinned by a demand- and data-driven operating model, making steady progress against the PVH+ Plan, the Company’s multi-year, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH the leading brand building group in its sector. The Company’s new reportable segments are: (i) Europe, the Middle East and Africa (“EMEA”), (ii) Americas, (iii) Asia-Pacific (“APAC”), and (iv) Licensing. The new reportable segments reflect the way the Company is currently being managed and for which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance. In the tables below, the Company has recast historical segment reporting to reflect the new organizational structure.

The EMEA, Americas, and APAC segments derive revenue principally from the sale of TOMMY HILFIGER and Calvin Klein branded apparel, accessories and related products. These segments encompass the marketing of these products at wholesale primarily to department and specialty stores, and digital commerce sites operated by department store customers and pure play digital commerce retailers, as well as through distributors and franchisees (primarily for EMEA and APAC), and, for Americas, also to warehouse clubs and off-price retailers. Within these segments the Company also operates retail stores (which, for Americas, are primarily located in premium outlet centers), concession locations (for EMEA and APAC), and digital commerce sites, which sell these products. These segments also include the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliates that operate in such regions.

The Company derives revenue in the Licensing segment principally from licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER and Calvin Klein brand names for a broad range of product categories, as well as for certain territories.

The CODM uses segment income (loss) before interest and taxes as the profit measure to evaluate segment performance and allocate resources to the segments. The CODM considers variances of actual and forecasted performance to prior year when making decisions.

Segment Data

The Company’s revenue, significant expenses, and income (loss) before interest and taxes by segment, which include the impact of changes in foreign currency exchanges rates, were as follows:

	Thirteen Weeks Ended
	5/4/2025
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$927.7	$608.4	$351.7	$95.8	$1,983.6
Cost of goods sold (1)	391.5	328.8	101.6	—	821.9
Marketing expenses (1)(2)	28.3	23.4	9.4	—	61.1
Other segment items (3)	358.5	195.4	161.7	15.1	730.7
Segment income before interest and taxes	$149.4	$60.8	$79.0	$80.7	$369.9
Corporate and other (4)					(209.4)
Restructuring and other costs (5)					(492.7)
Loss before interest and taxes					$(332.2)

	Thirteen Weeks Ended
	5/5/2024
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$882.9	$569.2	$402.5	$97.3	$1,951.9
Cost of goods sold (1)	357.0	282.5	113.7	—	753.2
Marketing expenses (1)(2)	30.3	25.0	14.6	—	69.9
Other segment items (3)	346.1	194.9	172.3	17.8	731.1
Segment income before interest and taxes	$149.5	$66.8	$101.9	$79.5	$397.7
Corporate and other (4)					(202.6)
Restructuring and other gain (6)					10.0
Income before interest and taxes					$205.1
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    In addition to the marketing expenses incurred by the Company’s reportable segments, there was $37.8 million and $37.5 million of global brand marketing expense, including marketing expenses benefiting the Company’s licensees, recorded in Corporate and other for the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively. Total marketing expenses incurred by the Company for the thirteen weeks ended May 4, 2025 and May 5, 2024 were $98.9 million and $107.4 million, respectively.

(3)    Other segment items include (i) all other segment SG&A expenses other than marketing expense, including direct and indirect costs to operate the segment’s retail store, digital commerce, licensing and wholesale businesses, warehousing and distribution costs, depreciation and amortization, and other costs, and (ii) equity in net income of unconsolidated affiliates, which totaled $8.4 million for Americas and $2.1 million for APAC for the thirteen weeks ended May 4, 2025 and $10.8 million for Americas and $2.4 million for APAC for the thirteen weeks ended May 5, 2024.

(4)    Corporate and other includes costs that are not specific to any particular segment, primarily consisting of (i) global brand costs, which include centrally managed marketing, design, and merchandising costs; and (ii) corporate expenses, which include centrally managed information technology costs, including network, infrastructure and global systems; expenses for senior corporate management; and expenses for corporate support functions including finance, human resources, legal and information security; and intangible asset amortization.

(5)     Restructuring and other costs for the thirteen weeks ended May 4, 2025 included (i) noncash impairment charges of $479.5 million related to goodwill and other intangible assets discussed further in Note 6, “Goodwill and Other Intangible Assets”

and (ii) costs of $13.2 million incurred related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs,” consisting principally of severance.

(6)     Restructuring and other gain for the thirteen weeks ended May 5, 2024 included a gain of $10.0 million in connection with the Heritage Brands intimates transaction. Please see Note 5, “Divestitures,” for further discussion.

Additional reportable segment information for the Company is as follows:

	Thirteen Weeks Ended
(In millions)	5/4/25	5/5/24
Depreciation and Amortization
EMEA	$31.0	$31.3
Americas	9.7	11.4
APAC	10.4	11.1
Corporate and other	16.6	18.3
Total	$67.7	$72.1

(In millions)	5/4/25	2/2/25	5/5/24
Inventories, net (1)
EMEA	$837.3	$783.7	$720.4
Americas	518.4	475.1	404.3
APAC	240.3	249.9	222.1
Total inventories, net	$1,596.0	$1,508.7	$1,346.8
All other assets	9,076.4	9,524.5	9,441.9
Total assets	$10,672.4	$11,033.2	$10,788.7
(1)Inventories, net includes the impact of changes in foreign currency exchange rates.

Revenue by Brand

The Company’s revenue by brand was as follows:

	Thirteen Weeks Ended
(In millions)	5/4/25	(1)	5/5/24	(1)
Tommy Hilfiger	$1,048.1		$1,013.3
Calvin Klein	886.1		886.8
Heritage Brands	49.4		51.8
Total	$1,983.6		$1,951.9
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

Revenue by Distribution Channel

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended
(In millions)	5/4/25	(1)	5/5/24	(1)
Wholesale revenue	$1,071.3		$1,008.7

Owned and operated retail stores	663.0		697.5
Owned and operated digital commerce sites	153.5		148.4
Retail revenue	816.5		845.9

Licensing revenue	95.8		97.3
Total	$1,983.6		$1,951.9

(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

Intersegment transactions, which primarily consist of transfers of inventory, were not material.

18. RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted as of May 4, 2025

The Financial Accounting Standards Board (“FASB”) issued in December 2023 ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The update will be effective for the Company beginning with its 2025 annual consolidated financial statements. Entities are required to apply the guidance on a prospective basis, with retrospective application permitted. The Company is currently evaluating the update to determine the impact the adoption will have on its footnote disclosure to its consolidated financial statements.

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

19. OTHER COMMENTS

Investigation by China’s Ministry of Commerce

In September 2024, China’s Ministry of Commerce (“MOFCOM”) announced that it had initiated an investigation into the Company’s business under the Provisions of the List of Unreliable Entities (“UEL Provisions”) upon the suspicion that the Company (i) suspended normal transactions with Chinese entities or individuals, (ii) adopted discriminatory measures against products produced in or made from raw materials or component parts from China’s Xinjiang Uyghur Autonomous Region, and (iii) violated normal market trading principles. In October 2024, the Company submitted a written response to MOFCOM and, in December 2024, the Company submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February it announced its determination and placed PVH Corp. on the List of Unreliable Entities. The Company does not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. According to the UEL Provisions, potential measures could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of the Company’s relevant personnel into China, restrictions or revocation of work permits, stay or residence status of the Company’s relevant personnel in China, or other measures. No measures have been imposed on the Company at this time. The practical impact of any such restrictions or prohibitions could include the Company’s inability to produce goods in China for sale elsewhere, the Company’s inability to sell goods on a wholesale or retail basis in China, or the Company’s inability to make investments in China.

The Company cannot currently predict the duration or impact of any measures that may ultimately be imposed. The imposition and enforcement of measures against the Company could have a material adverse effect on its revenue and results of operations. Furthermore, if, as a result of any such measures, it is necessary for the Company to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. The Company may also incur material non-cash impairment charges if it is unable to recover the carrying value of its indefinite-lived intangible assets and long-lived assets. Additionally, if the production of the Company’s products in China ceases, its business could be impacted more broadly and the Company may need or decide to shift production to other jurisdictions.

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen weeks ended May 4, 2025 and May 5, 2024 totaled $83.4 million and $76.5 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $27.0 million, $22.4 million and $43.9 million as of May 4, 2025, February 2, 2025 and May 5, 2024, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $385.2 million, $457.9 million and $347.7 million of the Company’s payment obligations that were outstanding as of May 4, 2025, February 2, 2025 and May 5, 2024, respectively, to financial institutions and $494.8 million and $449.1 million had been settled through the program during the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively.

Guarantees

The Company has guaranteed the payment of amounts on behalf of certain parties. There have been no significant changes to the amounts guaranteed by the Company from those discussed in Note 20, “Guarantees,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective February 3, 2025, the first day of 2025, we changed our reportable segments to be region-focused to align with changes in our business and organizational structure. We operate our business through the following reportable segments: (i) Europe, the Middle East and Africa (“EMEA”), (ii) Americas, (iii) Asia-Pacific (“APAC”), and (iv) Licensing. Our reportable segments include the brand businesses we operate under our TOMMY HILFIGER and Calvin Klein trademarks, which we own, and Van Heusen, Nike and other trademarks, which we license for certain product categories. References to brand names are to registered and common law trademarks owned by us or licensed to us by third parties and identified by italicizing the brand name. Please see Note 17, “Segment Data,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of our reportable segments.

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

Our revenue was $8.7 billion in 2024, of which over 70% was generated outside of the United States. Our global iconic lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 95% of our revenue.

In addition to the TOMMY HILFIGER and Calvin Klein brands, which are owned, we also license the Van Heusen, Nike and other brands for certain product categories.

PVH+ Plan

At our April 2022 Investor Day, we introduced the PVH+ Plan, our multi-year, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH one of the highest performing brand groups in our sector. Please refer to Item 1 of our Annual Report on Form 10-K for the year ended February 2, 2025 under the heading “Our Business Strategy” for a description of the plan.

RESULTS OF OPERATIONS

Investigation by China’s Ministry of Commerce

In September 2024, China’s Ministry of Commerce (“MOFCOM”) announced that it had initiated an investigation into our business under the Provisions of the List of Unreliable Entities (“UEL Provisions”). In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplementary response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February it announced its determination and placed PVH Corp. on the List of Unreliable Entities (“UEL”). We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. Approximately 6% and 20% of our revenue and income before interest and taxes, respectively, were generated in China in 2024. Furthermore, if, as a result of any such measures, it is necessary for us to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. We may also incur material non-cash impairment charges if we are unable to recover the carrying value of our indefinite-lived intangible assets and long-lived assets. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended February 2, 2025 for additional information.

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as recently enacted tariffs on goods imported into the United States, elevated interest rates and recession fears, continue to create a complex and challenging retail environment, particularly in North

America. Macroeconomic factors have had and may continue to have a negative impact on consumer demand for apparel and related products globally.

In April 2025, the United States government announced additional tariffs on goods imported into the United States, including an incremental 10% tariff on products imported from most countries, with the potential for these incremental tariffs to increase significantly. In response, many countries have announced or are otherwise considering retaliatory tariffs on United States exports and other trade restrictions. These actions have led to significant volatility and uncertainty in global markets. We continue to analyze the impact of the proposed additional incremental tariffs on our business and are taking steps to mitigate our tariff exposure to the extent possible. Mitigation strategies may include further sourcing optimization, negotiations with our vendors, and pricing actions.

We currently expect the recently enacted tariffs currently in place for goods coming into the U.S. will have an estimated net negative impact on our full year 2025 gross profit, including an unmitigated impact of approximately $65 million and a partially offsetting impact from planned mitigation actions, primarily in the second half of the year. However, the duration, magnitude and scope of any additional tariffs are difficult to predict, along with the extent (if any) to which we will be able to offset the impact through our mitigation efforts.

There is significant uncertainty with respect to global trade policies and the related impact on the broader macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. Our 2025 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2025 may be subject to significant material change as a result of these and other macroeconomic factors.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,350 Company-operated free-standing store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,450 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide, under our TOMMY HILFIGER and Calvin Klein trademarks. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks.

Effective February 3, 2025, the first day of 2025, we changed our reportable segments to be region-focused to align with changes in our business and organizational structure. Our new reportable segments are: (i) EMEA, (ii) Americas, (iii) APAC, and (iv) Licensing. Our historical segment results have been recast to reflect the new organizational structure. Please see Note 17, “Segment Data,” in the Notes to Consolidated Financial Statements included in Part I, Item I of this report for further discussion of our reportable segments.

The following actions, transactions and events have impacted our results of operations and the comparability among the periods, including our full year 2025 expectations as compared to the full year 2024, as discussed below:

•We recorded pre-tax noncash goodwill and other intangible impairment charges of $480 million in the first quarter of 2025 in conjunction with interim goodwill and other intangible assets impairment tests. The impairments were primarily due to a significant increase in discount rates. Please see Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item I of this report for further discussion.
•We embarked on a multi-year initiative beginning in the second quarter of 2024 to simplify our operating model by centralizing certain processes, and improving systems and automation to drive more efficient and cost-effective ways of working across the organization (the “Growth Driver 5 Actions”). The initiative is expected to result in annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support it largely completed by the end of 2025. We recorded pre-tax costs of $13 million during the first quarter of 2025 in connection with this initiative consisting principally of severance. We expect to incur additional costs in 2025, however the additional costs cannot be quantified at this time. Please see Note 15, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.
•We completed the sale of our Warner’s, Olga and True&Co. women’s intimates businesses, including net assets with a carrying value of $140 million, to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”) for net proceeds of $156 million. We recorded a pre-tax gain on the sale of $15 million in the fourth quarter of 2023 in connection with the closing of the transaction and recorded an incremental gain of $10 million in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 5, Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

We extended in 2022 most of our licensing agreements with G-III for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2027, the first of which occurred at the end of calendar 2023. Upon expiration, we have been bringing and intend to continue to bring in house a significant portion of the licensed product categories and directly operate these businesses. The expiration of these licenses and the transition of previously licensed women’s product categories in house did not have a material impact on our revenue and net income in 2024. In 2025, the transition of previously licensed product categories in house is expected to result in a less than 1% increase to our revenue and an approximately 50 basis point decline in our gross margin.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 70% of our 2024 revenue was subject to foreign currency translation. We currently expect that the translational impact of foreign currency on our 2025 revenue and net income as compared to 2024 will be immaterial.

There also is a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency. We use foreign currency forward contracts to hedge against a portion of the exposure related to this transactional impact. We enter into these contracts up to 15 months in advance for a portion of the projected inventory purchases and may enter into incremental contracts leading up to the time the inventory purchases occur. The impact of foreign currency fluctuations on the cost of inventory purchases covered by these contracts is then realized in our results of operations as the underlying inventory hedged by the contracts is sold. We currently expect the transactional impact of foreign currency on our 2025 net income as compared to 2024 will be immaterial.

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

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our direct-to-consumer businesses tend to generate higher levels of sales in the fourth quarter. Licensing revenue tends to be earned somewhat evenly throughout the year, although the third quarter tends to have the highest level of revenue due to higher sales by licensees in advance of the holiday selling season. We expect this seasonal pattern will generally continue. Working capital requirements vary throughout the year to support these seasonal patterns and business trends.

Due to the above seasonal factors, our results of operations for the thirteen weeks ended May 4, 2025 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended May 4, 2025 Compared With Thirteen Weeks Ended May 5, 2024

The following table summarizes our consolidated statements of operations for the first quarter of 2025 compared to the prior year period:

	Thirteen Weeks Ended
	May 4,	May 5,		% / bps
(Dollars in Millions)	2025	2024	$ change	change
Revenue	$1,984	$1,952	$32	2%
Gross profit	1,162	1,199	(37)	(3)%
% of revenue	58.6%	61.4%		(280) bps
Selling, general and administrative expenses	1,024	1,017	7	1%
% of revenue	51.6%	52.1%		(50) bps
Goodwill and other intangible asset impairments	480	—	—	NM
Non-service related pension and postretirement (cost) income	(1)	0	(1)	NM
Other gain	—	10	(10)	NM
Equity in net income of unconsolidated affiliates	10	13	(3)	(20)%
(Loss) income before interest and taxes	(332)	205	(537)	NM
% of revenue	(16.7)%	10.5%		NM
Interest expense, net	17	18	0	(2)%
(Loss) income before taxes	(350)	187	(537)	NM
Income tax (benefit) expense	(305)	36	(341)	NM
Effective tax rate	87.2%	19.2%		NM
Net (loss) income	$(45)	$151	$(196)	NM

NM - not meaningful

Total Revenue

Total revenue in the first quarter of 2025 was $1.984 billion compared to $1.952 billion in the first quarter of the prior year. The overall increase in revenue of $32 million, or 2%, included an immaterial impact of foreign currency translation.

Revenue by Segment:

•EMEA - Revenue increased $45 million, or 5%, compared to the prior year period, including a positive impact of $5 million, or 1%, related to foreign currency translation, driven by growth in both the wholesale and direct-to-consumer businesses.

•Americas - Revenue increased $39 million, or 7%, compared to the prior year period, including a negative impact of $5 million, or 1%, related to foreign currency translation, driven by growth in the wholesale business partially offset by a mid single-digit decline in the direct-to-consumer business. The increase in wholesale revenue included the transition of previously licensed women’s product categories in house and the impact of a shift in the timing of wholesale shipments from the second half into the first half of 2025 as compared to the prior year.

•APAC - Revenue decreased $51 million, or 13%, compared to the prior year period, including a negative impact of $5 million, or 1%, related to foreign currency translation, primarily due to an approximately 3% decline resulting from the timing of the Lunar New Year shopping period, which was primarily in the fourth quarter of 2024, and a challenging consumer environment in the region, particularly in China.

•Licensing – Revenue decreased $2 million, or 2%, compared to the prior year period due to the transition of certain previously licensed women’s product categories in house.

Revenue by Brand:

•Tommy Hilfiger - Revenue increased 3% compared to the prior year period driven by growth in EMEA and Americas. The impact of foreign currency translation in the first quarter of 2025 on our Tommy Hilfiger business was immaterial.

•Calvin Klein - Revenue was flat compared to the prior year period, including a 1% negative foreign currency impact.

Revenue by Channel:

•Direct-to-consumer - Revenue decreased 3% compared to the prior year period. The impact of foreign currency translation in the first quarter of 2025 on our direct-to-consumer revenue was immaterial.
◦Owned and operated retail stores - Revenue decreased 5% compared to the prior year period, as growth in EMEA was more than offset by declines in Americas and APAC primarily due to the challenging consumer environment in those regions.
◦Owned and operated digital commerce - Revenue increased 3% compared to the prior year period driven by growth in Americas.

•Wholesale - Revenue increased 6% compared to the prior year period driven by the increases in Americas and EMEA discussed above. The impact of foreign currency translation in the first quarter of 2025 on our wholesale distribution revenue was immaterial.

We currently expect revenue for the full year 2025 will be flat to increase slightly compared to 2024. The impact of foreign currency translation on our revenue for full year 2025 is expected to be immaterial.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. Also included as cost of goods sold are the amounts recognized on foreign currency forward contracts as the underlying inventory hedged by such forward exchange contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative (“SG&A”) expenses. Revenue from licensing the use of our trademarks is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

Gross profit in the first quarter of 2025 was $1.162 billion, or 58.6% of total revenue, compared to $1.199 billion, or 61.4% of total revenue, in the first quarter of the prior year. Approximately 50 basis points of the decline was due to the transition of previously licensed product categories into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins. The remaining 230 basis point decrease was driven by (i) an unfavorable shift in channel mix driven by a change in mix of shipments within the wholesale channel as well as an overall change in the revenue mix between our wholesale channel and our direct-to-consumer channel, as our wholesale channel was a larger proportion of revenue in the first quarter of 2025 than in 2024 and carries lower gross margins, (ii) an increase in promotional selling as compared to the prior year period, and (iii), higher freight costs and incremental discounts provided to customers in the first quarter of 2025 to address the impact of Calvin Klein product delivery delays.

We currently expect that gross margin for the full year 2025 will decrease by approximately 250 basis points compared to 2024, including the approximately 50 basis point decline expected in connection with the above-mentioned transition of previously licensed product categories into our directly operated wholesale business. The remaining approximately 200 basis point decrease is primarily as a result of (i) an estimated net negative impact of the recently enacted tariffs that are currently in place for goods coming into the United States, including an unmitigated impact of approximately 80 basis points and a partially offsetting impact from planned mitigation actions, (ii) an increase in promotional selling as compared to the prior year, and (iii) the impact of a change in the revenue mix between our segments as compared to 2024, as our Americas segment revenue is expected to be a larger proportion of total revenue in 2025 than in 2024 and carries lower gross margins.

SG&A Expenses

SG&A expenses in the first quarter of 2025 were $1.024 billion, or 51.6% of total revenue, compared to $1.017 billion, or 52.1% of total revenue, in the first quarter of the prior year. The 50 basis point decrease was primarily driven by (i) the favorable impact of the Growth Driver 5 Actions, (ii) the impact of a change in the revenue mix between our wholesale distribution channel and our direct-to-consumer distribution channel, as our wholesale distribution channel was a larger proportion of revenue in the first quarter of 2025 than in 2024 and carries lower SG&A expenses as a percentage of total revenue, partially offset by (iii) restructuring costs incurred in the first quarter of 2025 in connection with the Growth Driver 5 Actions, and (iv) an unfavorable transactional impact of foreign exchange in SG&A expenses.

We currently expect that SG&A expenses as a percentage of revenue in 2025 will decrease approximately 200 basis points compared to 2024. Our expectation for 2025 includes decreases primarily as a result of (i) the favorable impact of the Growth Driver 5 Actions and (ii) the non-recurrence of costs incurred in connection with the Mr. Hilfiger amendment. Our expectation for full year 2025 does not include restructuring costs incurred in the thirteen weeks ended May 4, 2025 or expected to be incurred during the remainder of 2025 in connection with Growth Driver 5 Actions, as the full year impact of these costs cannot be quantified at this time.

Goodwill and Other Intangible Asset Impairments

We recorded noncash impairment charges of $480 million during the first quarter of 2025 in conjunction with interim goodwill and other intangible assets impairment tests, including $426 million related to goodwill and $54 million related to our Australia reacquired perpetual license rights, which were primarily due to a significant increase in discount rates. Please see Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of these impairments.

Non-Service Related Pension and Postretirement (Cost) Income

Non-service related pension and postretirement (cost) income in the first quarter of 2025 was cost of $(1) million as compared to income of approximately $500,000 in the first quarter of the prior year. Please see Note 7, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-service related pension and postretirement (cost) income recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for the full year 2025 will be immaterial. However, our expectation of 2025 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the recent volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2025. We may record a significant actuarial gain or loss in 2025 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2025 non-service related pension and postretirement income may be significantly different than our projections.

Other Gain

We recorded a gain of $10 million in the first quarter of 2024 in connection with the Heritage Brands intimates transaction, due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 5, “Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $10 million in the first quarter of 2025 compared to $13 million in the first quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed trademarks in the United States and Canada. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for full year 2025 will be relatively flat as compared to full year 2024.

(Loss) Income Before Interest and Taxes

(Loss) income before interest and taxes in the first quarter of 2025 was $(332) million, or (16.7)%, of total revenue, compared to $205 million, or 10.5% of total revenue, in the first quarter of the prior year, and included changes in our segments’ income before interest and taxes and other reconciling items as follows:

•EMEA - Income before interest and taxes in the first quarter of 2025 was $149 million, or 16.1% of total revenue, compared to $149 million, or 16.9% of total revenue in the first quarter of the prior year. The 80 basis point decrease was driven by a gross margin decline partially offset by a decrease in SG&A expense as a percentage of revenue due in part to the leveraging of expenses resulting from the increase in revenue.

•Americas - Income before interest and taxes in the first quarter of 2025 was $61 million, or 10.0% of total revenue, compared to $67 million, or 11.7% of total revenue in the first quarter of the prior year. The 170 basis point decrease was driven by a gross margin decline partially offset by a decrease in SG&A expense as a percentage of revenue due in part to the leveraging of expenses resulting from the increase in revenue.

•APAC - Income before interest and taxes in the first quarter of 2025 was $79 million, or 22.5% of total revenue, compared to $102 million, or 25.3% of total revenue in the first quarter of the prior year. The 280 basis point decrease was driven by a gross margin decline and an increase in SG&A expense as a percentage of revenue driven by the deleveraging of expenses resulting from the decline in revenue.

•Licensing - Income before interest and taxes was relatively flat compared to the prior year period.

•Corporate and other costs increased $7 million compared to the prior year period due to an increase in global brand costs.

•Restructuring and other included $493 million of expenses in the first quarter of 2025, including the $480 million noncash goodwill and other intangible asset impairment charges and the $13 million of restructuring costs in connection with the Growth Driver 5 Actions, compared to a $10 million gain in the first quarter of the prior year related to the Heritage Brands intimates transaction.

Interest Expense, Net

Interest expense, net decreased to $17 million in the first quarter of 2025 from $18 million in the first quarter of the prior year.

Interest expense, net for the full year 2025 is currently expected to increase to approximately $85 million compared to $67 million in 2024, primarily due to the impact of funding the accelerated share repurchase (“ASR”) agreements we entered into in April 2025 to repurchase $500 million shares of our common stock. Please see the section entitled “Acquisition of Treasury Shares” within “Liquidity and Capital Resources” below for further discussion.

Income Tax (Benefit) Expense

The effective income tax rate for the first quarter of 2025 was 87.2% compared to 19.2% in the first quarter of the prior year.

The effective income tax rate for the first quarter of 2025 reflected a $(305) million income tax benefit recorded on $(350) million of pre-tax losses. The effective income tax rate for the first quarter of 2024 reflected a $36 million income tax expense recorded on $187 million of pre-tax income.

Our effective income tax rate for the first quarter of 2025 was higher than the prior year period primarily due to the impact of the $480 million pre-tax noncash goodwill and other intangible asset impairment charges, which were non-deductible for tax purposes and resulted in a 70.5% increase to our effective income tax rate. The pre-tax goodwill and other intangible asset impairment charges were factored into our annualized effective income tax rate and will have a continued impact on our quarterly effective tax rates for the remainder of 2025.

The goodwill and other intangible asset impairment charges in the first quarter of 2025 will also result in a significant increase to our full year 2025 effective income tax rate. Absent the impact of these impairment charges, we currently expect our effective income tax rate in 2025 will be approximately 22%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at May 4, 2025 was $191 million, a decrease of $557 million from $748 million at February 2, 2025. The change in cash and cash equivalents included the impact of $561 million paid in connection with ASR agreements and open market purchases to repurchase common stock under the stock repurchase program (please see section entitled “Acquisition of Treasury Shares” below for further discussion). We ended the first quarter of 2025 with approximately $2 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2025 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) common stock repurchases made under our stock repurchase program of $561 million during the first quarter of 2025, (ii) projected capital expenditures of approximately $200 million and (iii) mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities of approximately $12 million. Additionally, we are exploring alternatives, including refinancing, to fund the repayment of our $500 million senior unsecured notes due in 2025.

As of May 4, 2025, $149 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions which we would expect to incur material tax costs upon the distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash used by operating activities was $71 million in the first quarter of 2025, relatively flat compared to $67 million in the first quarter of 2024, as the change in inventory was offset by the related changes in payables. The increase in inventories in the current year period was primarily due to (a) an investment in core inventory and early receipts of summer season inventory to improve availability and (b) an increase in inventory to support the projected sales growth in the second quarter of 2025.

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

Investments in Unconsolidated Affiliates

We received dividends of $26 million and $35 million from our investments in unconsolidated affiliates during the first quarters of 2025 and 2024, respectively. These dividends are included in our net cash used by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Heritage Brands Intimates Transaction

We completed the sale of our women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 for net proceeds of $156 million, which we received in the fourth quarter of 2023. Due to the accelerated realization of the earnout provided for in the agreement with Basic Resources that occurred during the first quarter of 2024, we received additional proceeds of $10 million, which was paid to us in installments through the first quarter of 2025. We received $2.5 million of the earnout during the first quarter of 2025, which was the final installment. Please see Note 5, “Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the first quarter of 2025 were $27 million compared to $39 million in the first quarter of 2024. We currently expect that capital expenditures for the full year 2025 will be approximately $200 million as compared to $159 million in 2024 and will primarily consist of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America.

Dividends

Cash dividends paid on our common stock totaled $2 million in each of the first quarters of 2025 and 2024.

Additionally, we declared a $0.0375 per share dividend on our common stock in the first quarter of 2025 to be paid in the second quarter of 2025. We currently project that cash dividends paid on our common stock in 2025 will be approximately $8 million.

Acquisition of Treasury Shares

The Board of Directors has authorized over time beginning in 2015 an aggregate $5 billion stock repurchase program through July 30, 2028. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program, at any time, without prior notice. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022.

On April 1, 2025, we entered into ASR agreements with financial institutions to repurchase an aggregate of $500 million of our shares of common stock under our existing $5 billion stock repurchase authorization. We paid $500 million to the financial institutions and received initial deliveries of an aggregate of approximately 4.6 million shares of our common stock at a price of $76.43 per share, the closing share price of our common stock on April 1, 2025. The value of the shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115 million of short-term borrowings. The total number of shares ultimately purchased by us and the price paid per share will be determined upon final settlement and will be based on the daily volume-weighted average price of our common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The final settlement of the transactions under the ASR agreements is expected to occur no later than the third quarter of 2025. The ASR agreements are accounted for as a share purchase transaction and forward stock purchase agreement indexed to our common stock.

In addition, during the first quarter of 2025, we purchased 0.8 million shares and during the first quarter of 2024, we purchased 1.8 million shares of our common stock under the program in open market transactions for $61 million and $200 million, respectively. Excise taxes of $4 million and $2 million were excluded from the share repurchases for these periods, including in respect of the initial deliveries under the ASR agreements. Purchases of $4 million that were accrued for in our Consolidated Balance Sheet as of February 2, 2025 were paid in the first quarter of 2025. As of May 4, 2025, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of restricted stock units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	5/4/25	2/2/25	5/5/24
Short-term borrowings	$115	$—	$—
Current portion of long-term debt	512	511	12
Finance lease obligations	5	6	9
Long-term debt	1,720	1,580	2,146
Stockholders’ equity	4,618	5,141	5,059

In addition, we had $191 million, $748 million and $376 million of cash and cash equivalents as of May 4, 2025, February 2, 2025 and May 5, 2024, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of May 4, 2025.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $223 million based on exchange rates in effect on May 4, 2025 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of May 4, 2025.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had $115 million of borrowings outstanding under the commercial paper note program as of May 4, 2025. The weighted average interest rate on funds borrowed under the program as of May 4, 2025 was 5.15%.

2025 Unsecured Delayed Draw Term Loan Facilities

On April 4, 2025, we entered into a credit agreement that provides for a delayed draw term loan facility with aggregate lending commitments of $250 million for United States dollar-denominated senior unsecured term loans (the “April 4 facility”). On April 25, 2025, we entered into an additional credit agreement that provides for a delayed draw term loan facility with aggregate lending commitments of $450 million for United States dollar-denominated senior unsecured term loans (the “April 25 facility” and together with the April 4 facility, the “2025 facilities”). The 2025 facilities will mature on April 3, 2026. Debt issuance costs incurred during the first quarter of 2025 in connection with the 2025 facilities were immaterial.

The term loans under the April 4 facility may be funded in up to four borrowings prior to February 4, 2026, subject to a minimum borrowing requirement of $50 million. The term loans under the April 25 facility may be funded prior to October 17, 2025. If drawn upon, the borrowings on both facilities will primarily be used for working capital or other general corporate purposes, including refinancing our 4 5/8% senior notes due July 10, 2025. We will be required to reduce or prepay, as applicable, the commitments and/or borrowings under the April 25 facility following the receipt of net cash proceeds in respect of certain debt incurrences and equity issuances by us, in an amount equal to 100% of such net cash proceeds, as described in the terms of the April 25 facility. We have not drawn on the 2025 facilities, and the entire $700 million remained available for borrowing as of May 4, 2025. Any outstanding borrowings under the 2025 facilities would be prepayable at any time without penalty (other than customary breakage costs).

Term loans borrowed under the 2025 facilities will bear interest at a rate per annum equal to, at our option, either a base rate or a term secured overnight financing rate (“SOFR”) rate, calculated in a manner set forth in the 2025 facilities, plus an applicable margin. The applicable margin with respect to the 2025 facilities as of May 4, 2025 was 1.125% for loans bearing interest at the term SOFR rate and 0.125% for loans bearing interest at the base rate. The applicable margin is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

The 2025 facilities require us to comply with customary affirmative and negative covenants, including a maximum net leverage ratio, calculated in a manner set forth in the terms of each of the 2025 facilities.

The 2025 facilities contain customary events of default, including but not limited to, nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and change of control (as defined in each of the 2025 facilities).

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $1 million in each of the first quarters of 2025 and 2024.

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

We made payments of $3 million on our term loan under the 2022 facilities in each of the first quarters of 2025 and 2024. We currently expect to make total long-term debt repayments of approximately $12 million, subject to exchange rate fluctuations, for the full year 2025.

3 5/8% Euro Senior Notes Due 2024

We had outstanding €525 million principal amount of 3 5/8% senior notes due July 15, 2024. We redeemed these notes on April 25, 2024 utilizing the net proceeds from the issuance of the €525 million principal amount of 4 1/8% senior notes due July 16, 2029 together with other available funds, as discussed below.

4 5/8% Senior Notes Due 2025

We have outstanding $500.0 million principal amount of 4 5/8% senior notes due July 10, 2025. We may redeem some or all of these notes at any time prior to June 10, 2025 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after June 10, 2025 at their principal amount plus any accrued and unpaid interest.

3 1/8% Euro Senior Notes Due 2027

We have outstanding €600.0 million principal amount of 3 1/8% senior notes due December 15, 2027. We may redeem some or all of these notes at any time prior to September 15, 2027 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after September 15, 2027 at their principal amount plus any accrued and unpaid interest.

4 1/8% Euro Senior Notes Due 2029

We issued on April 15, 2024 €525 million principal amount of 4 1/8% senior notes due July 16, 2029. We paid €5.4 million ($5.7 million based on exchange rates in effect on the payment date) of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

During the first quarter of 2025, we completed the allocation of an amount equal to 100% of the net proceeds of the offering to sustainable materials, which qualify as environmental Eligible Projects (as defined in our prospectus relating to the notes offering). During the first quarter of 2024, we utilized the net proceeds of the offering, together with other available funds, to redeem the €525 million principal amount of 3 5/8% senior notes due July 15, 2024, as discussed above.

We may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of May 4, 2025, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of May 4, 2025, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a positive outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments for the remainder of 2025 through 2030.

Please see Note 7 “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 2, 2025 for further discussion of our debt.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 2, 2025. During the first quarter of 2025, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 2, 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 4, 2025 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 4, 2025. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at May 4, 2025, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.2 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of May 4, 2025, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Over 70% of our $8.7 billion of revenue in 2024 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

During the thirteen weeks ended May 4, 2025, we recognized favorable foreign currency translation adjustments of $234 million within other comprehensive income (loss) principally driven by a weakening of the United States dollar since February 2, 2025 against the euro of 9%. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 45% of our $5.0 billion total goodwill and other intangible assets as of May 4, 2025. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

We currently expect the transactional impact of foreign currency on our 2025 net income as compared to 2024 will be immaterial.

Given our foreign currency forward contracts outstanding at May 4, 2025, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $110 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $180 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes and to settle our cross-currency swap contracts, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes and to settle our cross-currency swap contracts.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 4, 2025 due to a previously identified material weakness in internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended February 2, 2025.

Notwithstanding the previously identified material weakness, which management continues to implement measures designed to ensure the control deficiencies contributing to the material weakness are remediated, management believes that our consolidated financial statements included in this Quarterly Report on Form10-Q have been prepared in accordance with U.S. GAAP. Furthermore, our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented.

Remediation of Material Weakness

As previously described in our Annual Report on Form 10-K for the year ended February 2, 2025, management has been implementing and continues to implement measures designed to ensure the control deficiencies contributing to the material weakness are remediated such that these controls are implemented and operating effectively.

We believe that these measures, when fully implemented, will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above in connection with the previously identified material weakness, there have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Investigation by China’s Ministry of Commerce

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the UEL Provisions upon the suspicion that we (i) suspended normal transactions with Chinese entities or individuals, (ii) adopted discriminatory measures against products produced in or made from raw materials or component parts from China’s Xinjiang Uyghur Autonomous Region, and (iii) violated normal market trading principles. In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February it announced its determination and placed PVH Corp. on the UEL. We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. According to the UEL Provisions, potential measures could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. No measures have been imposed on us at this time. The practical impact of any such restrictions or prohibitions could include our inability to produce goods in China for sale elsewhere, our inability to sell goods on a wholesale or retail basis in China, or our inability to make investments in China. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 2, 2025 for additional information.

Other Matters

We are a party to certain litigations which, in management’s judgment based, in part, on the opinion of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of May 4, 2025.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)		(b) Average Price Paid per Share (or Unit)(1)(3)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
February 3, 2025 - March 2, 2025	387,109	(2)	$78.70	(2)	386,382	$1,742,179,097
March 3, 2025 - April 6, 2025
Accelerated share repurchases (4)	4,579,354				4,579,354	1,242,179,097
Other activity	450,876	(2)	67.65	(2)	449,123	1,211,808,469
April 7, 2025 - May 4, 2025	106,776	(2)	68.33	(2)	—	1,211,808,469
Total	5,524,115				5,414,859	$1,211,808,469

(1) The Company’s Board of Directors has authorized over time beginning in 2015 an aggregate $5.0 billion stock repurchase program through July 30, 2028. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend or terminate the program, at any time, without prior notice. Excise taxes do not reduce the authorized amount remaining under this program.

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2025 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

(3) Average price paid per share (or unit) excludes excise taxes.

(4) On April 1, 2025, the Company entered into ASR agreements with financial institutions to repurchase an aggregate of $500.0 million of the Company’s shares of common stock under the Company’s existing $5.0 billion stock repurchase authorization. The Company paid $500.0 million to the financial institutions and received initial deliveries of an aggregate of 4,579,354 shares of the Company’s common stock at a price of $76.43 per share, the closing share price of the Company’s common stock on April 1, 2025. The value of the shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115.0 million of short-term borrowings. The total number of shares ultimately purchased by the Company and the price paid per share will be determined upon final settlement and will be based on the daily volume-weighted average price of the Company’s common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The final settlement of the transactions under the ASR agreements is expected to occur no later than the third quarter of 2025.

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended May 4, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Form of ASR Agreements (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 2, 2025).

10.2
Credit Agreement, dated as of April 4, 2025, among PVH Corp., certain subsidiaries of PVH Corp. from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 4, 2025).

10.3
Credit Agreement, dated as of April 25, 2025, among PVH Corp., certain subsidiaries of PVH Corp. from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 25, 2025).

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

PVH CORP.
Registrant

Dated:	June 4, 2025	/s/ ERIK W. GRAF
Erik W. Graf
Executive Vice President and Corporate Controller (Principal Accounting Officer)