Form 10-Q
period 2025-08-03
PVH CORP. /DE/
filed 2025-09-05
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	August 3, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of August 29, 2025 was 48,119,782.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the actions taken in recent years to focus on our Calvin Klein and Tommy Hilfiger businesses and our current multi-year initiative to simplify our operating model and achieve cost savings; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the announced, in-process plan to bring in house a significant portion of the product categories that are or had been licensed to G-III Apparel Group, Ltd. upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses during the transition from operation by the licensee to the direct operation by us; (iv) we have significant levels of outstanding debt, as well as significant additional borrowing capacity, and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our direct-to-consumer retail store and digital commerce operations, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) restrictions, including quotas and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands and our brands’ values, as well as the potential for adverse consumer response to any sustainability, social or environmental actions taken by us; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; (xviii) the impacts of the decision by China’s Ministry of Commerce to place us on the List of Unreliable Entities, including the impact of any fines imposed, or restrictions or prohibitions on us that have the effect of limiting or prohibiting our ability to do business in China; and (xix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2025	2024	2025	2024
Revenue	$2,167.2	$2,074.3	$4,150.8	$4,026.2
Cost of goods sold (exclusive of depreciation and amortization)	916.4	828.4	1,738.3	1,581.6
Gross profit	1,250.8	1,245.9	2,412.5	2,444.6
Selling, general and administrative expenses	1,128.9	1,083.3	2,152.8	2,100.6
Goodwill and other intangible asset impairments	—	—	479.5	—
Non-service related pension and postretirement (cost) income	(0.9)	0.4	(1.9)	0.9
Other gain	—	—	—	10.0
Equity in net income of unconsolidated affiliates	12.2	10.9	22.7	24.1
Income (loss) before interest and taxes	133.2	173.9	(199.0)	379.0
Interest expense	25.8	22.8	48.2	46.1
Interest income	3.8	3.7	8.8	9.3
Income (loss) before taxes	111.2	154.8	(238.4)	342.2
Income tax (benefit) expense	(113.0)	(3.2)	(417.8)	32.8
Net income	$224.2	$158.0	$179.4	$309.4
Basic net income per common share	$4.66	$2.83	$3.62	$5.46
Diluted net income per common share	$4.63	$2.80	$3.59	$5.39

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2025	2024	2025	2024

Net income	$224.2	$158.0	$179.4	$309.4
Other comprehensive income (loss):
Foreign currency translation adjustments	64.5	12.7	298.1	(2.1)
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $6.6, $2.6, $19.5, and $2.3	(19.1)	(7.2)	(56.0)	(5.8)
Net loss on net investment hedges, net of tax benefit of $10.5, $5.3, $47.2, and $4.4	(31.7)	(16.1)	(142.0)	(13.3)
Total other comprehensive income (loss)	13.7	(10.6)	100.1	(21.2)
Comprehensive income	$237.9	$147.4	$279.5	$288.2

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	August 3,	February 2,	August 4,
	2025	2025	2024
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$248.8	$748.0	$610.0
Trade receivables, net of allowances for credit losses of $26.9, $22.4 and $43.2	901.3	851.2	889.7
Other receivables	17.9	25.1	17.2
Inventories, net	1,791.0	1,508.7	1,582.8
Prepaid expenses	258.4	210.5	234.6
Other	65.2	144.1	80.1
Assets held for sale	16.7	—	—
Total Current Assets	3,299.3	3,487.6	3,414.4
Property, Plant and Equipment, net	695.1	741.0	806.9
Operating Lease Right-of-Use Assets	1,888.0	1,157.5	1,224.0
Goodwill	1,986.8	2,260.1	2,333.9
Tradenames	2,663.0	2,565.0	2,608.9
Other Intangibles, net	406.3	455.9	481.7
Other Assets, including deferred taxes of $376.4, $37.0 and $28.7	689.1	366.1	367.9
Total Assets	$11,627.6	$11,033.2	$11,237.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,288.0	$1,151.0	$1,200.9
Accrued expenses	729.1	735.6	676.2
Deferred revenue	50.8	55.3	61.0
Current portion of operating lease liabilities	329.6	289.1	302.8
Short-term borrowings	—	—	8.4
Current portion of long-term debt	12.8	510.8	510.8
Total Current Liabilities	2,410.3	2,741.8	2,760.1
Long-Term Portion of Operating Lease Liabilities	1,687.6	1,011.3	1,069.1
Long-Term Debt	2,256.0	1,579.9	1,668.2
Other Liabilities, including deferred taxes of $152.5, $333.5 and $328.5	407.1	559.7	548.5
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 89,572,866; 89,112,404 and 89,045,598 shares issued	89.6	89.1	89.0
Additional paid-in capital - common stock	3,251.0	3,374.1	3,347.1
Retained earnings	6,172.7	5,997.2	5,712.4
Accumulated other comprehensive loss	(756.7)	(856.8)	(774.8)
Less: 41,455,491; 35,863,271 and 33,150,579 shares of common stock held in treasury, at cost	(3,890.0)	(3,463.1)	(3,181.9)
Total Stockholders’ Equity	4,866.6	5,140.5	5,191.8
Total Liabilities and Stockholders’ Equity	$11,627.6	$11,033.2	$11,237.7

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Twenty-Six Weeks Ended
	August 3,	August 4,
	2025	2024
OPERATING ACTIVITIES
Net income	$179.4	$309.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	136.4	141.9
Equity in net income of unconsolidated affiliates	(22.7)	(24.1)
Deferred taxes	(478.0)	(7.3)
Stock-based compensation expense	26.0	26.9
Impairment of goodwill and other intangible assets	479.5	—
Other gain	—	(10.0)
Changes in operating assets and liabilities:
Trade receivables, net	(10.2)	(91.4)
Other receivables	8.1	3.5
Inventories, net	(198.3)	(155.3)
Accounts payable, accrued expenses and deferred revenue	11.9	37.5
Prepaid expenses	(38.5)	4.0
Other, net	48.1	(9.4)
Net cash provided by operating activities	141.7	225.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(57.9)	(75.4)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	2.5	2.5
Purchases of investments held in rabbi trust	(8.6)	(3.0)
Proceeds from investments held in rabbi trust	5.0	0.4
Proceeds from cross-currency swap contracts (net investment hedges)	—	3.5
Net cash used by investing activities	(59.0)	(72.0)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	—	8.3
Repayment of 2022 facilities	(6.2)	(5.9)
Net proceeds from settlement of awards under stock plans	1.4	7.3
Proceeds from senior notes, net of related fees	494.0	553.1
Repayment/redemption of senior notes	(500.0)	(561.7)
Cash dividends	(3.9)	(4.3)
Acquisition of treasury shares	(577.0)	(245.4)
Payments of finance lease liabilities	(1.8)	(2.2)
Net cash used by financing activities	(593.5)	(250.8)
Effect of exchange rate changes on cash and cash equivalents	11.6	(0.5)
Decrease in cash and cash equivalents	(499.2)	(97.6)
Cash and cash equivalents at beginning of period	748.0	707.6
Cash and cash equivalents at end of period	$248.8	$610.0

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

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Unaudited
(In millions, except share and per share data)

	Twenty-Six Weeks Ended August 3, 2025
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 2, 2025	$—	89,112,404	$89.1	$3,374.1	$5,997.2	$(856.8)	$(3,463.1)	$5,140.5
Net loss					(44.8)			(44.8)
Foreign currency translation adjustments						233.6		233.6
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $12.9						(36.9)		(36.9)
Net loss on net investment hedges, net of tax benefit of $36.7						(110.3)		(110.3)
Comprehensive income								41.6
Settlement of awards under stock plans		268,958	0.3	(0.2)				0.1
Stock-based compensation expense				12.1				12.1
Dividends declared ($0.075 per common share)					(3.9)			(3.9)
Acquisition of 5,524,115 treasury shares, including excise taxes of $4.0				(150.0)			(422.2)	(572.2)
May 4, 2025	$—	89,381,362	$89.4	$3,236.0	$5,948.5	$(770.4)	$(3,885.3)	$4,618.2
Net income					224.2			224.2
Foreign currency translation adjustments						64.5		64.5
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $6.6						(19.1)		(19.1)
Net loss on net investment hedges, net of tax benefit of $10.5						(31.7)		(31.7)
Comprehensive income								237.9
Settlement of awards under stock plans		191,504	0.2	1.1				1.3
Stock-based compensation expense				13.9				13.9
Acquisition of 68,105 treasury shares, including a reduction to excise taxes of $0.1							(4.7)	(4.7)
August 3, 2025	$—	89,572,866	$89.6	$3,251.0	$6,172.7	$(756.7)	$(3,890.0)	$4,866.6

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

The results of operations for the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

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

There is significant uncertainty with respect to global trade policies, including the potential for increases in tariffs, and the related impact on the broader macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. If economic conditions were to worsen, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as recently enacted tariffs on goods imported into the United States, elevated interest rates and the risk of recession, continue to create a complex and challenging retail environment, particularly in North America. Macroeconomic factors have had and may continue to have a negative impact on consumer demand for apparel and related products globally.

Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the United States, with incremental tariffs on products imported from most countries and economic unions, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries and economic unions have announced or are otherwise considering retaliatory tariffs on United States exports and other trade restrictions. These actions have led to significant volatility and uncertainty in global markets. The Company currently expects the recently enacted tariffs currently in place for goods coming into the United States will have a negative impact on the Company’s full year 2025 results of operations, primarily in the second half of the year.

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
Performance Obligations Under License Agreements
As of August 3, 2025, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $693.2 million, of which the Company expects to recognize $123.2 million as revenue during the remainder of 2025, $203.9 million in 2026 and $366.1 million thereafter. The Company elected not to disclose the remaining performance obligations for contracts that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the twenty-six weeks ended August 3, 2025 and August 4, 2024 were as follows:

	Twenty-Six Weeks Ended
(In millions)	8/3/25	8/4/24
Deferred revenue balance at beginning of period	$55.3	$55.5
Net additions to deferred revenue during the period	41.6	52.3
Reductions in deferred revenue for revenue recognized during the period (1)	(46.1)	(46.8)
Deferred revenue balance at end of period	$50.8	$61.0

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $7.0 million and $6.8 million of revenue recognized during the thirteen weeks ended August 3, 2025 and August 4, 2024, respectively.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $5.5 million, $6.8 million and $8.1 million as of August 3, 2025, February 2, 2025 and August 4, 2024, respectively.

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

4. ASSETS HELD FOR SALE

In line with the fifth growth driver of the PVH+ Plan, the Company has committed to a plan to close its owned warehouse and distribution center located in Jonesville, NC. The building and related assets had a carrying value of $16.7 million as of August 3, 2025. The Company intends to sell the building and related assets towards the end of 2025 or during the first quarter of 2026.

The Company concluded the criteria had been met to classify the building and related assets as held for sale during the first quarter of 2025 and ceased recording depreciation at that time. The carrying value of $16.7 million, which was determined to be lower than its fair value, less costs to sell, was reclassified from property, plant and equipment, net to assets held for sale in the Company’s Consolidated Balance Sheet during the first quarter of 2025.

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

In connection with the closing of the Heritage Brands intimates transaction, the Company recorded a gain of $15.3 million in the fourth quarter of 2023, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell. An incremental gain of $10.0 million was recorded in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources, which was paid in equal quarterly installments to the Company through the first quarter of 2025. These gains were recorded in other gain in the Company’s Consolidated Statements of Operations for the respective periods and are included in restructuring and other for segment data reporting purposes.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the twenty-six weeks ended August 3, 2025, by segment (please see Note 17, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	EMEA	Americas	APAC	Licensing	Total
Goodwill, net as of February 2, 2025	$1,426.4	$7.6	$414.0	$412.1	$2,260.1
Impairment	—	(7.6)	(418.4)	—	(426.0)
Currency translation	146.3	—	4.4	2.0	152.7
Goodwill, net as of August 3, 2025	$1,572.7	$—	$—	$414.1	$1,986.8

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

Goodwill

Macroeconomic and geopolitical factors that occurred during the first quarter of 2025 resulted in significant market volatility and a decrease in the Company’s stock price. As a result, the Company determined there was a triggering event that required the Company to perform a quantitative interim goodwill impairment test as of the end of the first quarter of 2025.

As a result of this interim impairment test, the Company recorded $426.0 million of noncash impairment charges during the first quarter of 2025, which were included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and included in restructuring and other for segment data reporting purposes. The impairments were primarily due to a significant increase in discount rates, which incorporated elevated risk premiums, in particular for the Americas and APAC reporting units. Impairment charges of $7.6 million and $418.4 million fully impaired the goodwill balances in the Americas and APAC segments, respectively.

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

There have been no significant events or changes in circumstances during the thirteen weeks ended August 3, 2025 that would indicate the remaining carrying amount of the Company’s goodwill may be impaired as of August 3, 2025.

Indefinite-Lived Intangible Assets

The Company also determined the macroeconomic and geopolitical conditions that occurred during the first quarter of 2025 and resulting impacts to the Company discussed above were also a triggering event that prompted the need to perform interim impairment testing of its indefinite-lived intangible assets as of the end of the first quarter of 2025. For the TOMMY HILFIGER and Calvin Klein tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s annual indefinite-lived intangible asset impairment test for 2024 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 93% as of the date of the Company’s 2024 annual test. Considering this and other factors, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required.

For the reacquired perpetual license rights in Australia, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, the Company recorded $53.5 million of noncash impairment charges during the first quarter of 2025 to write down the license rights, which had a carrying amount of $190.8 million, to a fair value of $137.3 million. The $53.5 million of impairment charges was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and included in restructuring and other for segment data reporting purposes. The impairment was primarily due to a significant increase in discount rates. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the Australia business would result in a change to the estimated fair value of the license rights of approximately $22 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the license rights of approximately $25 million.

The fair value of the Company’s reacquired perpetual license rights in Australia was determined using an income approach which estimates the net cash flows directly attributable to the subject intangible asset. These cash flows were discounted to present value using a discount rate of approximately 17% that factors in the relative risk of the intangible asset.

There have been no significant events or changes in circumstances during the thirteen weeks ended August 3, 2025 that would indicate the remaining carrying amount of the Company’s indefinite-lived intangible assets may be impaired as of August 3, 2025.

7. RETIREMENT AND BENEFIT PLANS

The Company, as of August 3, 2025, has two noncontributory qualified defined benefit pension plans (the “Pension Plans”) covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The Pension Plans provide monthly benefits upon retirement generally based on career average compensation, subject to the plan freeze as discussed below, and years of credited service. They also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in benefits generally occurs after five years of service.

The Company also has three noncontributory unfunded non-qualified supplemental defined benefit pension plans (the “SERP Plans”), one of which is a supplemental pension plan for certain employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon or after employment termination or retirement, according to their distribution election, and two other plans for select former senior management.

In the fourth quarter of 2023, the Company’s Board of Directors approved changes to its Pension Plans and the associated SERP Plan to freeze the pensionable compensation and credited service amounts used to calculate participants’ benefits which became effective June 30, 2024, except for employees near retirement age that meet a specified service requirement, who will continue to accrue benefits under the Pension Plans and the associated SERP Plan, as applicable, for two years after the effective date of the freeze.

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/3/25	8/4/24	8/3/25	8/4/24

Service cost	$0.9	$3.2	$2.1	$6.9
Interest cost	6.4	7.1	13.1	14.3
Expected return on plan assets	(6.1)	(8.1)	(12.3)	(16.4)
Total	$1.2	$2.2	$2.9	$4.8

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/3/25	8/4/24	8/3/25	8/4/24

Service cost	$—	$0.3	$0.2	$0.5
Interest cost	0.6	0.6	1.1	1.2
Total	$0.6	$0.9	$1.3	$1.7

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024.

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

8. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of August 3, 2025.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $225.3 million based on exchange rates in effect on August 3, 2025 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of August 3, 2025.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of August 3, 2025.

2025 Unsecured Delayed Draw Term Loan Facilities

On April 4, 2025, the Company entered into a credit agreement that provides for a delayed draw term loan facility with aggregate lending commitments of $250.0 million for United States dollar-denominated senior unsecured term loans (the “April 4 facility”). On April 25, 2025, the Company entered into an additional credit agreement that provided for a delayed draw term loan facility with aggregate lending commitments of $450.0 million for United States dollar-denominated senior unsecured term loans (the “April 25 facility”).

The April 25 facility terminated by its terms during the second quarter of 2025 as a result of the Company’s issuance of the $500.0 million principal amount of 5 1/2% senior notes due June 13, 2030 discussed below. The Company had not drawn on the April 25 facility prior to its termination.

The April 4 facility will mature on April 3, 2026. The term loans under the April 4 facility may be funded in up to four borrowings prior to February 4, 2026, subject to a minimum borrowing requirement of $50.0 million. If drawn upon, the borrowings under the April 4 facility will primarily be used for working capital or other general corporate purposes of the Company. The Company has not drawn on the April 4 facility and the entire $250.0 million remained available for borrowing as of August 3, 2025. Any outstanding borrowings under the April 4 facility would be prepayable at any time without penalty (other than customary breakage costs).

Term loans borrowed under the April 4 facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, either a base rate or a term secured overnight financing rate (“SOFR”) rate, calculated in a manner set forth in the April 4 facility, plus an applicable margin. The applicable margin with respect to the April 4 facility as of August 3, 2025 was 1.125% for loans bearing interest at the term SOFR rate and 0.125% for loans bearing interest at the base rate. The applicable margin is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The April 4 facility requires the Company to comply with customary affirmative and negative covenants, including a maximum net leverage ratio, calculated in a manner set forth in the terms of the facility.

The facility also contains customary events of default, including but not limited to, nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and change of control (as defined in the facility).

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	8/3/25	2/2/25	8/4/24

Senior unsecured Term Loan A facility due 2027 (1)	$477.9	$432.7	$461.2
4 5/8% senior unsecured notes due 2025	—	499.4	498.8
3 1/8% senior unsecured euro notes due 2027 (1)	692.8	619.1	651.5
4 1/8% senior unsecured euro notes due 2029 (1)	603.9	539.5	567.5
5 1/2% senior unsecured notes due 2030	494.2	—	—
Total	2,268.8	2,090.7	2,179.0
Less: Current portion of long-term debt	12.8	510.8	510.8
Long-term debt	$2,256.0	$1,579.9	$1,668.2

(1) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of August 3, 2025, February 2, 2025 and August 4, 2024.

The Company’s mandatory long-term debt repayments for the remainder of 2025 through 2030 were as follows as of August 3, 2025:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2025	$6.4
2026	12.8
2027	1,154.7
2028	—
2029	608.3
2030	500.0

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2025 through 2030 exceed the total carrying amount of the Company’s debt as of August 3, 2025 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of August 3, 2025, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company made payments totaling $6.2 million and $5.9 million on its term loan under the 2022 facilities during the twenty-six weeks ended August 3, 2025 and August 4, 2024.

The applicable margin with respect to the Euro TLA facility as of August 3, 2025 was 1.250%. The applicable margin with respect to the revolving credit facilities as of August 3, 2025 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate (“EURIBOR”) or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

4 5/8% Senior Notes Due 2025

The Company had outstanding $500.0 million principal amount of 4 5/8% senior notes due July 10, 2025. The Company repaid these notes upon maturity utilizing the net proceeds from the issuance of the $500.0 million principal amount of 5 1/2% senior notes due June 13, 2030 together with other available funds, as discussed below.

3 1/8% Euro Senior Notes Due 2027

The Company has outstanding €600.0 million principal amount of 3 1/8% senior notes due December 15, 2027. The Company may redeem some or all of these notes at any time prior to September 15, 2027 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, in advance of maturity, the Company may redeem the remaining outstanding notes beginning on September 15, 2027 at their principal amount plus any accrued and unpaid interest.

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

The Company may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, in advance of maturity, the Company may redeem the remaining outstanding notes beginning on April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

5 1/2% Senior Notes Due 2030

The Company issued on June 13, 2025, $500.0 million principal amount of 5 1/2% senior notes due June 13, 2030. The Company incurred $6.0 million of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

The Company utilized the net proceeds of the offering, together with other available funds, to repay the $500.0 million principal amount of 4 5/8% senior notes due July 10, 2025, as discussed above.

The Company may redeem some or all of these notes at any time prior to May 13, 2030 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, in advance of maturity, the Company may redeem the remaining outstanding notes beginning on May 13, 2030 at their principal amount plus any accrued and unpaid interest.

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of August 3, 2025, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit and bank guarantees primarily to collateralize the Company’s insurance and lease obligations. The Company had $98.9 million of these standby letters of credit and bank guarantees outstanding as of August 3, 2025.

Please see Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025 for further discussion of the Company’s debt.

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended August 3, 2025 and August 4, 2024 were (101.6)% and (2.1)%, respectively. The effective income tax rate for the thirteen weeks ended August 3, 2025 reflected a $(113.0) million income tax benefit recorded on $111.2 million of pre-tax income. The effective income tax rate for the thirteen weeks ended August 4, 2024 reflected a $(3.2) million income tax benefit recorded on $154.8 million of pre-tax income.

The effective income tax rates for the twenty-six weeks ended August 3, 2025 and August 4, 2024 were 175.3% and 9.6%, respectively. The effective income tax rate for the twenty-six weeks ended August 3, 2025 reflected a $(417.8) million income tax benefit recorded on $(238.4) million of pre-tax losses. The effective income tax rate for the twenty-six weeks ended August 4, 2024 reflected a $32.8 million income tax expense recorded on $342.2 million of pre-tax income.

The effective income tax rates for the thirteen and twenty-six weeks ended August 3, 2025 were higher than the prior year periods primarily due to (i) the impact of the $479.5 million pre-tax noncash goodwill and other intangible asset impairment charges recorded during the first quarter of 2025, which were non-deductible for tax purposes and factored into the Company’s 2025 annualized effective income tax rate, and resulted in a change to the Company’s effective income tax rates for the thirteen and twenty-six weeks ended August 3, 2025 of (122.9)% and 156.4%, respectively, and (ii) the impact in the prior year periods of a favorable change in the Company’s uncertain tax positions resulting in a benefit to the Company’s 2024 effective tax rate of 21.2% and 9.6% in the thirteen and twenty-six week periods, respectively, from the settlement of a multi-year audit in an international jurisdiction.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,324.9 million and $1,296.7 million, respectively, as of August 3, 2025, $1,181.0 million and $1,158.6 million, respectively, as of February 2, 2025 and $1,234.0 million and $1,218.9 million, respectively, as of August 4, 2024. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

In 2023, the Company entered into multiple fixed-to-fixed cross-currency swap contracts, which, in aggregate, economically converted the Company’s $500.0 million principal amount of 4 5/8% senior notes due July 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457.2 million. As part of these swap contracts, the Company received fixed-rate United States dollar-denominated interest at contracted rates and paid fixed-rate euro-denominated interest at a rate of 0%.

In July 2025, the Company completed a transaction to effectively blend and extend the cross-currency swaps maturing in July 2025 with new fixed-to-fixed cross-currency swap contracts maturing in July 2027 and July 2028 with notional amounts of $300 million and $200 million, respectively. As part of these swap contracts, the Company will receive fixed-rate United States dollar-denominated interest at contracted rates and will pay fixed-rate euro-denominated interest at a rate of 0%.

The Company designates its cross-currency swap contracts as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. The Company records the cross-currency swap contracts at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. Changes in the fair value of the cross-currency swap contracts are recorded in equity as a component of AOCL. The Company evaluates the effectiveness of its derivative instrument net investment hedges at inception and each quarter thereafter. The interest components of the cross-currency swaps are excluded from the assessment of hedge effectiveness and are initially recorded in equity as a component of AOCL. Such amounts are recognized ratably over the term of the cross-currency swap contracts as a credit to interest expense in the Company’s Consolidated Statements of Operations.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	8/3/25		2/2/25		8/4/24		8/3/25		2/2/25		8/4/24
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$1.5	$0.1	$41.0	$3.6	$7.4	$0.2	$40.1	$0.6	$0.6	$—	$1.9	$0.4
Cross-currency swap contracts (net investment hedges)	7.5	—	24.9	—	1.1	—	—	31.3	—	—	—	—
Undesignated contracts:
Foreign currency forward contracts	1.6	—	4.1	—	1.0	—	3.9	—	0.9	—	4.6	—
Total	$10.6	$0.1	$70.0	$3.6	$9.5	$0.2	$44.0	$31.9	$1.5	$—	$6.5	$0.4

The notional amount outstanding of foreign currency forward contracts was $1,397.1 million at August 3, 2025. Such contracts expire principally between August 2025 and October 2026.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive Income (Loss)

(In millions)

Thirteen Weeks Ended	8/3/25	8/4/24
Foreign currency forward contracts (inventory purchases)	$(11.0)	$(3.5)
Foreign currency borrowings (net investment hedges)	(32.4)	(16.8)
Cross-currency swap contracts (net investment hedges)	(8.0)	(2.8)
Total	$(51.4)	$(23.1)

Twenty-Six Weeks Ended	8/3/25	8/4/24
Foreign currency forward contracts (inventory purchases)	$(61.1)	$3.9
Foreign currency borrowings (net investment hedges)	(137.0)	(13.7)
Cross-currency swap contracts (net investment hedges)	(48.6)	(0.5)
Total	$(246.7)	$(10.3)

	Amount of Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	8/3/25	8/4/24		8/3/25	8/4/24
Foreign currency forward contracts (inventory purchases)	$14.7	$6.3	Cost of goods sold	$916.4	$828.4
Cross-currency swap contracts (net investment hedges)	1.8	1.8	Interest expense	25.8	22.8
Total	$16.5	$8.1

Twenty-Six Weeks Ended	8/3/25	8/4/24		8/3/25	8/4/24
Foreign currency forward contracts (inventory purchases)	$14.4	$12.0	Cost of goods sold	$1,738.3	$1,581.6
Cross-currency swap contracts (net investment hedges)	3.6	3.5	Interest expense	48.2	46.1
Total	$18.0	$15.5

A net loss in AOCL on foreign currency forward contracts at August 3, 2025 of $26.8 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward contracts is sold. Amounts recognized in AOCL for foreign currency borrowings and the effective portion of the Company’s net investment hedges would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Loss Recognized in SG&A Expenses
Thirteen Weeks Ended	8/3/25	8/4/24
Foreign currency forward contracts (1)	$(6.2)	$(3.6)

Twenty-Six Weeks Ended	8/3/25	8/4/24
Foreign currency forward contracts (1)	$(26.2)	$(2.2)

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of August 3, 2025.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	8/3/25				2/2/25				8/4/24
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$3.2	N/A	$3.2	N/A	$48.7	N/A	$48.7	N/A	$8.6	N/A	$8.6
Cross-currency swap contracts (net investment hedges)	N/A	7.5	N/A	7.5	N/A	24.9	N/A	24.9	N/A	1.1	N/A	1.1
Rabbi trust assets	$19.1	N/A	N/A	19.1	$14.3	N/A	N/A	14.3	$13.2	N/A	N/A	13.2
Total Assets	$19.1	$10.7	N/A	$29.8	$14.3	$73.6	N/A	$87.9	$13.2	$9.7	N/A	$22.9

Liabilities:
Foreign currency forward contracts	N/A	$44.6	N/A	$44.6	N/A	$1.5	N/A	$1.5	N/A	$6.9	N/A	$6.9
Cross-currency swap contracts (net investment hedges)	N/A	31.3	N/A	31.3	N/A	—	N/A	—	N/A	—	N/A	—
Total Liabilities	N/A	$75.9	N/A	$75.9	N/A	$1.5	N/A	$1.5	N/A	$6.9	N/A	$6.9

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

	8/3/25		2/2/25		8/4/24
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$1.0	$18.1	$1.0	$13.3	$1.2	$12.0

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains recognized on the rabbi trust investments were immaterial during the twenty-six weeks ended August 3, 2025 and August 4, 2024.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, property, plant and equipment, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment. The Company determines the fair values of these assets based on Level 3 measurements. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value.

The following table shows the fair value of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the twenty-six weeks ended August 3, 2025, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
8/3/25	Level 1	Level 2	Level 3
Other intangible assets, net	N/A	N/A	$137.3	$137.3	$53.5

Other intangible assets with a carrying amount of $190.8 million were written down to a fair value of $137.3 million during the twenty-six weeks ended August 3, 2025. In addition, the Company recorded $426.0 million of goodwill impairment charges during the twenty-six weeks ended August 3, 2025. Please see Note 6, “Goodwill and Other Intangible Assets,” for further discussion.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	8/3/25		2/2/25		8/4/24
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$248.8	$248.8	$748.0	$748.0	$610.0	$610.0
Short-term borrowings	—	—	—	—	8.4	8.4
Long-term debt (including portion classified as current)	2,268.8	2,310.8	2,090.7	2,113.8	2,179.0	2,191.2

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

12. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its Stock Incentive Plan (the “Plan”). Awards that may be granted under the Plan include, but are not limited to (i) service-based restricted stock units (“RSUs”); (ii) contingently issuable performance share units (“PSUs”); and (iii) service-based non-qualified stock options (“stock options”). Please see Note 12, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025 for a detailed description of the Company’s stock-based compensation awards, including information relating to vesting terms and service, performance and market conditions, and additional information.

Net income for the twenty-six weeks ended August 3, 2025 and August 4, 2024 included $26.0 million and $26.9 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $3.2 million and $3.3 million, respectively.

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the twenty-six weeks ended August 3, 2025 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2025	1,069	$93.45
Granted	826	69.05
Vested	403	91.13
Forfeited	108	87.17
Non-vested at August 3, 2025	1,384	$80.06

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the twenty-six weeks ended August 3, 2025 and the resulting weighted average grant date fair value:

8/3/25
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

Total PSU activity for the twenty-six weeks ended August 3, 2025 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 2, 2025	266	$110.64
Granted	192	85.12
Increase due to market conditions achieved above target	9	102.88
Vested	42	102.88
Forfeited	14	117.79
Non-vested at August 3, 2025	411	$99.13

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods. There were no stock options granted during the twenty-six weeks ended August 3, 2025.

Stock option activity for the twenty-six weeks ended August 3, 2025 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 2, 2025	504	$92.31
Granted	—	—
Exercised	20	68.84
Forfeited / Expired	46	93.44
Outstanding at August 3, 2025	438	$93.24

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the twenty-six weeks ended August 3, 2025 and August 4, 2024:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 2, 2025	$(890.8)		$34.0	$(856.8)
Other comprehensive income (loss) before reclassifications	158.8	(1)(2)	(45.3)	113.5
Less: Amounts reclassified from AOCL	2.7		10.7	13.4
Other comprehensive income (loss)	156.1		(56.0)	100.1
Balance, August 3, 2025	$(734.7)		$(22.0)	$(756.7)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 4, 2024	$(768.7)		$15.1	$(753.6)
Other comprehensive (loss) income before reclassifications	(12.8)	(1)	2.9	(9.9)
Less: Amounts reclassified from AOCL	2.6		8.7	11.3
Other comprehensive loss	(15.4)		(5.8)	(21.2)
Balance, August 4, 2024	$(784.1)		$9.3	$(774.8)

(1) Foreign currency translation adjustments included a net loss on net investment hedges of $139.3 million and $10.7 million during the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively.

(2) Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/3/25	8/4/24	8/3/25	8/4/24
Realized gain on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$14.7	$6.3	$14.4	$12.0	Cost of goods sold
Less: Tax effect	3.8	1.7	3.7	3.3	Income tax (benefit) expense
Total, net of tax	$10.9	$4.6	$10.7	$8.7

Foreign currency translation adjustments:
Cross-currency swap contracts (net investment hedges)	$1.8	$1.8	$3.6	$3.5	Interest expense
Less: Tax effect	0.4	0.5	0.9	0.9	Income tax (benefit) expense
Total, net of tax	$1.4	$1.3	$2.7	$2.6

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

On April 1, 2025, the Company entered into accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $500.0 million of the Company’s shares of common stock under the Company’s existing $5.0 billion stock repurchase authorization. The Company paid $500.0 million to the financial institutions and received initial deliveries of an aggregate of approximately 4.6 million shares of the Company’s common stock at a price of $76.43 per share, the closing share price of the Company’s common stock on April 1, 2025. The value of the shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115.0 million of short-term borrowings. The total number of shares ultimately purchased by the Company and the price paid per share will be determined upon final settlement and will be based on the daily volume-weighted average price of the Company’s common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The final settlement of the transactions under the ASR agreements is expected to occur in the third quarter of 2025. The ASR agreements are accounted for as a share purchase transaction and forward stock purchase agreement indexed to the Company’s common stock.

In addition, during the twenty-six weeks ended August 3, 2025, the Company purchased 0.8 million shares and during the twenty-six weeks ended August 4, 2024, the Company purchased 2.1 million shares of its common stock under the program in open market transactions for $60.8 million and $225.2 million, respectively. Excise taxes of $3.9 million and $1.9 million were excluded from the share repurchases for these periods, including in respect of the initial deliveries under the ASR agreements. As of August 3, 2025, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

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

The Company expects to generate annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support this initiative largely completed by the end of 2025. In connection with this initiative, the Company recorded pre-tax net costs during 2024 and 2025 as shown in the following table. The Company expects to incur additional pre-tax costs in connection with this initiative, however the additional costs cannot be quantified at this time.

(In millions)	Costs Incurred During the Thirteen and Twenty-Six Weeks Ended 8/4/24	Costs Incurred During the Thirteen Weeks Ended 8/3/25	Costs Incurred During the Twenty-Six Weeks Ended 8/3/25	Cumulative Net Costs Incurred
Severance, termination benefits and other employee costs	$15.3	$42.7	$55.9	$89.4
Accelerated depreciation (1)	—	2.3	2.3	2.3
Gain on sale of warehouse and distribution center (2)	—	—	—	(9.5)
Total	$15.3	$45.0	$58.2	$82.2

(1) The Company recorded accelerated depreciation expense during 2025, which was primarily related to legacy technology assets that will be decommissioned as the Company moves to a single global technology stack.

(2) The Company sold a warehouse and distribution center during the third quarter of 2024, resulting in a pre-tax gain of $9.5 million that was recorded during the third quarter of 2024. Such amount represents the consideration received, less costs to sell. The warehouse and distribution center assets had no remaining carrying value at the time of the sale.

The severance, termination benefits and other employee costs and accelerated depreciation expense were recorded in SG&A expenses and the gain on the sale of warehouse and distribution center was included in other gain in the Company’s Consolidated Statements of Operations for the respective periods. These pre-tax net costs are included in restructuring and other for segment data reporting purposes.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/2/25	Costs Incurred During the Twenty-Six Weeks Ended 8/3/25	Costs Paid During the Twenty-Six Weeks Ended 8/3/25	Liability at 8/3/25
Severance, termination benefits and other employee costs	$22.6	$55.9	$21.8	$56.7

16. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions, except per share data)	8/3/25	8/4/24	8/3/25	8/4/24

Net income	$224.2	$158.0	$179.4	$309.4

Weighted average common shares outstanding for basic net income per common share	48.1	55.9	49.6	56.7
Weighted average impact of dilutive securities	0.4	0.6	0.4	0.7
Total shares for diluted net income per common share	48.5	56.5	50.0	57.4

Basic net income per common share	$4.66	$2.83	$3.62	$5.46

Diluted net income per common share	$4.63	$2.80	$3.59	$5.39

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/3/25	8/4/24	8/3/25	8/4/24

Weighted average potentially dilutive securities	0.8	0.2	1.0	0.3

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of August 3, 2025 and August 4, 2024 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.4 million as of both August 3, 2025 and August 4, 2024. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

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

Segment Data

The Company’s revenue, significant expenses, and income before interest and taxes by segment, which include the impact of changes in foreign currency exchanges rates, were as follows:

	Thirteen Weeks Ended
	8/3/2025
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$1,048.5	$684.0	$335.2	$99.5	$2,167.2
Cost of goods sold (1)	(445.3)	(378.2)	(92.9)	—	(916.4)
Marketing expenses (excluding an additional $42.3 included in Corporate and other) (1)	(31.2)	(22.1)	(17.0)	—	(70.3)	(2)
Other segment items (3)	(393.5)	(210.2)	(174.0)	(14.7)	(792.4)
Segment income before interest and taxes	$178.5	$73.5	$51.3	$84.8	$388.1
Corporate and other (including $42.3 of marketing expenses) (4)					(209.9)	(2)
Restructuring and other costs (5)					(45.0)
Income before interest and taxes					$133.2

	Thirteen Weeks Ended
	8/4/2024
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$1,014.2	$617.5	$339.8	$102.8	$2,074.3
Cost of goods sold (1)	(418.8)	(313.0)	(96.6)	—	(828.4)
Marketing expenses (excluding an additional $46.2 included in Corporate and other) (1)	(30.2)	(22.5)	(14.6)	—	(67.3)	(2)
Other segment items (3)	(384.2)	(202.0)	(167.2)	(16.8)	(770.2)
Segment income before interest and taxes	$181.0	$80.0	$61.4	$86.0	$408.4
Corporate and other (including $46.2 of marketing expenses) (4)					(219.2)	(2)
Restructuring and other costs (5)					(15.3)
Income before interest and taxes					$173.9
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    In addition to the marketing expenses incurred by the Company’s reportable segments, there was $42.3 million and $46.2 million of global brand marketing expense, including marketing expenses benefiting the Company’s licensees, recorded in Corporate and other for the thirteen weeks ended August 3, 2025 and August 4, 2024, respectively. Total marketing expenses incurred by the Company for the thirteen weeks ended August 3, 2025 and August 4, 2024 were $112.6 million and $113.5 million, respectively.

(3)    Other segment items include (i) all other segment SG&A expenses other than marketing expense, including direct and indirect costs to operate the segment’s retail store, digital commerce, licensing and wholesale businesses, warehousing and distribution costs, depreciation and amortization, and other costs, and (ii) equity in net income of unconsolidated affiliates.

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

(5)     Restructuring and other costs for the thirteen weeks ended August 3, 2025 and August 4, 2024 related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs,” consisting principally of severance.

	Twenty-Six Weeks Ended
	8/3/2025
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$1,976.2	$1,292.4	$686.9	$195.3	$4,150.8
Cost of goods sold (1)	(836.8)	(707.0)	(194.5)	—	(1,738.3)
Marketing expenses (excluding an additional $80.1 included in Corporate and other) (1)	(59.5)	(45.5)	(26.4)	—	(131.4)	(2)
Other segment items (3)	(752.0)	(405.6)	(335.7)	(29.8)	(1,523.1)
Segment income before interest and taxes	$327.9	$134.3	$130.3	$165.5	$758.0
Corporate and other (including $80.1 of marketing expenses) (4)					(419.3)	(2)
Restructuring and other costs (5)					(537.7)
Loss before interest and taxes					$(199.0)

	Twenty-Six Weeks Ended
	8/4/2024
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$1,897.1	$1,186.7	$742.3	$200.1	$4,026.2
Cost of goods sold (1)	(775.8)	(595.5)	(210.3)	—	(1,581.6)
Marketing expenses (excluding an additional $83.7 included in Corporate and other) (1)	(60.5)	(47.5)	(29.2)	—	(137.2)	(2)
Other segment items (3)	(730.3)	(396.9)	(339.5)	(34.6)	(1,501.3)
Segment income before interest and taxes	$330.5	$146.8	$163.3	$165.5	$806.1
Corporate and other (including $83.7 of marketing expenses) (4)					(421.8)	(2)
Restructuring and other net costs (6)					(5.3)
Income before interest and taxes					$379.0
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    In addition to the marketing expenses incurred by the Company’s reportable segments, there was $80.1 million and $83.7 million of global brand marketing expense, including marketing expenses benefiting the Company’s licensees, recorded in Corporate and other for the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively. Total marketing expenses incurred by the Company for the twenty-six weeks ended August 3, 2025 and August 4, 2024 were $211.5 million and $220.9 million, respectively.

(3)    Other segment items include (i) all other segment SG&A expenses other than marketing expense, including direct and indirect costs to operate the segment’s retail store, digital commerce, licensing and wholesale businesses, warehousing and distribution costs, depreciation and amortization, and other costs, and (ii) equity in net income of unconsolidated affiliates.

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

(5)     Restructuring and other costs for the twenty-six weeks ended August 3, 2025 included (i) noncash impairment charges of $479.5 million related to goodwill and other intangible assets discussed further in Note 6, “Goodwill and Other Intangible Assets” and (ii) costs of $58.2 million incurred related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs,” consisting principally of severance.

(6)     Restructuring and other net costs for the twenty-six weeks ended August 4, 2024 included (i) costs of $15.3 million incurred related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs,” consisting principally of severance and (ii) a gain of $10.0 million in connection with the Heritage Brands intimates transaction discussed further in Note 5, “Divestitures.”

Additional reportable segment information for the Company is as follows:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(In millions)	8/3/25		8/4/24	8/3/25		8/4/24
Depreciation and Amortization
EMEA	$31.9		$30.4	$62.9		$61.7
Americas	9.2		10.6	18.9		22.0
APAC	10.5		10.9	20.9		22.0
Corporate and other	14.8		17.9	31.4		36.2
Restructuring and other costs	2.3	(1)	—	2.3	(1)	—
Total	$68.7		$69.8	$136.4		$141.9
(1)    Restructuring and other costs for the thirteen and twenty-six weeks ended August 3, 2025 included accelerated depreciation related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs.”

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/3/25	8/4/24	8/3/25	8/4/24
Equity in net income of unconsolidated affiliates
Americas	$10.1	$8.9	$18.5	$19.7
APAC	2.1	2.0	4.2	4.4
Total	$12.2	$10.9	$22.7	$24.1

(In millions)	8/3/25	2/2/25	8/4/24
Inventories, net (1)
EMEA	$936.5	$783.7	$822.3
Americas	574.0	475.1	481.4
APAC	280.5	249.9	279.1
Total inventories, net	$1,791.0	$1,508.7	$1,582.8
All other assets	9,836.6	9,524.5	9,654.9
Total assets	$11,627.6	$11,033.2	$11,237.7
(1)Inventories, net includes the impact of changes in foreign currency exchange rates.

Revenue by Brand

The Company’s revenue by brand was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/3/25	(1)	8/4/24	(1)	8/3/25	(1)	8/4/24	(1)
Tommy Hilfiger	$1,135.9		$1,093.4		$2,184.0		$2,106.7
Calvin Klein	980.0		930.3		1,866.1		1,817.1
Heritage Brands	51.3		50.6		100.7		102.4
Total	$2,167.2		$2,074.3		$4,150.8		$4,026.2
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

Revenue by Distribution Channel

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/3/25	(1)	8/4/24	(1)	8/3/25	(1)	8/4/24	(1)
Wholesale revenue	$1,013.1		$954.4		$2,084.4		$1,963.1

Owned and operated retail stores	868.0		836.4		1,531.0		1,533.9
Owned and operated digital commerce sites	186.6		180.7		340.1		329.1
Retail revenue	1,054.6		1,017.1		1,871.1		1,863.0

Licensing revenue	99.5		102.8		195.3		200.1
Total	$2,167.2		$2,074.3		$4,150.8		$4,026.2
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

Intersegment transactions, which primarily consist of transfers of inventory, were not material.

18. RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted as of August 3, 2025

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

The FASB issued in July 2025 ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. Entities are required to apply the guidance on a prospective basis. The update will be effective for the Company beginning with its first quarter 2026 consolidated financial statements, with early adoption permitted. The Company is currently evaluating the update to determine the impact the adoption will have on its consolidated financial statements.

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

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended August 3, 2025 totaled $88.1 million and $171.5 million, respectively. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended August 4, 2024 totaled $87.8 million and $164.3 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $26.9 million, $22.4 million and $43.2 million as of August 3, 2025, February 2, 2025 and August 4, 2024, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $467.4 million, $457.9 million and $445.5 million of the Company’s payment obligations that were outstanding as of August 3, 2025, February 2, 2025 and August 4, 2024, respectively, to financial institutions and $924.7 million and $828.9 million had been settled through the program during the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively.

Guarantees

The Company has guaranteed the payment of amounts on behalf of certain parties. There have been no significant changes to the amounts guaranteed by the Company from those discussed in Note 20, “Guarantees,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025.

Leases

As stated in the Company’s Consolidated Balance Sheets, information related to the Company’s operating leases was as follows:

(In millions)	8/3/25	2/2/25	8/4/24
Operating Lease Right-of-Use-Assets	$1,888.0	$1,157.5	$1,224.0
Current portion of operating lease liabilities	329.6	289.1	302.8
Long-Term Portion of Operating Lease Liabilities	1,687.6	1,011.3	1,069.1

The increase in operating lease right-of-use assets and operating lease liabilities for the twenty-six weeks ended August 3, 2025 was primarily due to the execution of lease extensions, generally for a term of 10 years, with certain retail outlet store landlords covering a significant portion of the Company’s North America store portfolio.

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

RESULTS OF OPERATIONS

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as recently enacted tariffs on goods imported into the United States, elevated interest rates and the risk of recession, continue to create a complex and challenging retail environment, particularly in North America. Macroeconomic factors have had and may continue to have a negative impact on consumer demand for apparel and related products globally.

Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the United States, with incremental tariffs on products imported from most countries and economic unions, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries and economic unions have announced or are otherwise considering retaliatory tariffs on United States exports and other trade restrictions. These actions have led to significant volatility and uncertainty in global markets. We continue to analyze the impact of incremental tariffs on our business and are taking steps to mitigate our tariff exposure to the extent possible. Mitigation strategies may include further sourcing optimization, negotiations with our vendors, internal efficiencies to drive cost savings, optimizing our discount strategies and pricing actions.

We currently expect the recently enacted tariffs currently in place for goods coming into the United States will have an estimated net negative impact on our full year 2025 gross profit, including an unmitigated impact of approximately $70 million and a partially offsetting impact from planned mitigation actions which will primarily take effect starting in the second half of the year. However, the duration, magnitude and scope of any additional tariffs are difficult to predict, along with the extent (if any) to which we will be able to offset the impact through our mitigation efforts.

There is significant uncertainty with respect to global trade policies, including the potential for increases in tariffs, and the related impact on the broader macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. Our 2025 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2025 may be subject to significant material change as a result of these and other macroeconomic factors.

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
•We embarked on a multi-year initiative beginning in the second quarter of 2024 to simplify our operating model by centralizing certain processes, and improving systems and automation to drive more efficient and cost-effective ways of working across the organization (the “Growth Driver 5 Actions”). The initiative is expected to result in annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support it largely completed by the end of 2025. We recorded pre-tax costs of $58 million during the twenty-six weeks ended August 3, 2025 in connection with this initiative consisting principally of severance. We recorded pre-tax costs of $24 million during 2024 in connection with this initiative, including (i) $33 million of costs consisting principally of severance and (ii) a $10 million gain on the sale of a warehouse and distribution center. We expect to incur additional costs in 2025, however the additional costs cannot be quantified at this time. Please see Note 15, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.
•We amended in September 2024 Mr. Tommy Hilfiger’s employment agreement, pursuant to which we made a cash buyout of a portion of the future payment obligation (the “Mr. Hilfiger amendment”). We recorded pre-tax costs of $51 million during the third quarter of 2024 in connection with the Mr. Hilfiger amendment.
•We completed the sale of our Warner’s, Olga and True&Co. women’s intimates businesses, including net assets with a carrying value of $140 million, to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”) for net proceeds of $156 million. We recorded a pre-tax gain on the sale of $15 million in the fourth quarter of 2023 in connection with the closing of the Heritage Brands intimates transaction and recorded an incremental gain of $10 million in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 5, Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. The results of operations of our foreign subsidiaries are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 70% of our 2024 revenue was subject to foreign currency translation. We currently expect our 2025 revenue and net income to increase by approximately $200 million and $20 million, respectively, due to the impact of foreign currency translation.

There also is a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency. We use foreign currency forward contracts to hedge against a portion of the exposure related to this transactional impact. We enter into these contracts up to 15 months in advance of payment for a portion of the projected inventory purchases and may enter into incremental contracts leading up to the time the payments occur. The impact of foreign currency fluctuations on the cost of inventory purchases covered by these contracts is then realized in our results of operations as the underlying inventory hedged by the contracts is sold. We currently expect the transactional impact of foreign currency on our 2025 net income as compared to 2024 will be immaterial.

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

In addition, we entered into multiple fixed-to-fixed cross-currency swap contracts in 2023, which, in aggregate, economically converted our $500 million principal amount of 4 5/8% senior notes due July 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457.2 million. The cross currency swap contracts expired in July 2025, at which time we entered into new fixed-to-fixed cross-currency swap contracts. We also designated these cross-currency swap contracts as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings and cross-currency swaps at the end of each period is recorded in equity. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Due to the above seasonal factors, our results of operations for the thirteen and twenty-six weeks ended August 3, 2025 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended August 3, 2025 Compared With Thirteen Weeks Ended August 4, 2024

The following table summarizes our consolidated statements of operations for the thirteen weeks ended August 3, 2025 compared to the prior year period:

	Thirteen Weeks Ended
	August 3,	August 4,		% / bps
(Dollars in Millions)	2025	2024	$ change	change
Revenue	$2,167	$2,074	$93	4%
Gross profit	1,251	1,246	5	—%
% of revenue	57.7%	60.1%		(240) bps
Selling, general and administrative expenses	1,129	1,083	46	4%
% of revenue	52.1%	52.2%		(10) bps
Non-service related pension and postretirement (cost) income	(1)	0	(1)	NM
Equity in net income of unconsolidated affiliates	12	11	1	12%
Income before interest and taxes	133	174	(41)	(23)%
% of revenue	6.1%	8.4%		(230) bps
Interest expense, net	22	19	3	15%
Income before taxes	111	155	(44)	(28)%
Income tax benefit	(113)	(3)	110	NM
Effective tax rate	(101.6)%	(2.1)%		NM
Net income	$224	$158	$66	42%

NM - not meaningful

Total Revenue

Total revenue in the second quarter of 2025 was $2.167 billion compared to $2.074 billion in the second quarter of the prior year. The overall increase in revenue of $93 million, or 4%, included a 3% positive impact of foreign currency translation.

Revenue by Segment:

•EMEA – Revenue increased $34 million, or 3%, compared to the prior year period, including a positive impact of $64 million, or 6%, related to foreign currency translation. Excluding the impact of foreign currency translation, slight growth in the direct-to-consumer business was more than offset by a decrease in wholesale revenue driven by a shift in the timing of wholesale shipments from the second quarter into the first quarter of this year.

•Americas – Revenue increased $67 million, or 11%, compared to the prior year period, driven by growth in the wholesale business, with flat revenue in the direct-to-consumer business. The increase in wholesale revenue included (i) the transition of previously licensed women’s product categories in house and (ii) the impact of a shift in the timing of wholesale shipments as compared to the prior year period, as shipments in the prior year were more heavily weighted to the third and fourth quarters. The impact of foreign currency translation in the second quarter on our Americas segment was not significant.

•APAC – Revenue decreased $5 million, or 1%, compared to the prior year period, including a positive impact of $5 million, or 2%, related to foreign currency translation. Excluding the impact of foreign currency translation, wholesale revenue was down compared to the prior year period and revenue in the direct-to-consumer business was flat, despite a challenging consumer environment in the region, particularly in China.

•Licensing – Revenue decreased $3 million, or 3%, compared to the prior year period, more than explained by the transition of certain previously licensed women’s product categories in house.

Revenue by Brand:

•Tommy Hilfiger – Revenue increased 4% compared to the prior year period including a 4% positive foreign currency impact.

•Calvin Klein – Revenue increased 5% compared to the prior year period, including a 3% positive foreign currency impact.

Revenue by Channel:

•Direct-to-consumer – Revenue increased 4% compared to the prior year period including a 3% positive foreign currency impact.
◦Owned and operated retail stores – Revenue increased 4% compared to the prior year period, including a 3% positive foreign currency impact. Excluding the impact of foreign currency translation, growth in EMEA was offset by declines in Americas and APAC primarily due to the challenging consumer environment in those regions.
◦Owned and operated digital commerce – Revenue increased 3% compared to the prior year period, including a 3% positive foreign currency impact. Growth in Americas and APAC was offset by a decline in EMEA.

•Wholesale – Revenue increased 6% compared to the prior year period, including a 4% positive foreign currency impact. Excluding the impact of foreign currency translation, the increase in Americas was partially offset by the decrease in EMEA as discussed above.

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

Gross profit in the second quarter of 2025 was $1.251 billion, or 57.7% of total revenue, compared to $1.246 billion, or 60.1% of total revenue, in the second quarter of the prior year. Approximately 50 basis points of the decline was due to the transition of previously licensed product categories into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins, and approximately 20 basis points of the decline was due to the initial early negative impact of the recently enacted tariffs that are currently in place for goods coming into the United States. The remaining 170 basis point decrease was driven by (i) an increase in promotional selling as compared to the prior year period, (ii) a change in mix of shipments within the wholesale channel, and (iii) higher freight costs and incremental discounts provided to customers to address the impact of Calvin Klein product delivery delays.

SG&A Expenses

SG&A expenses in the second quarter of 2025 were $1.129 billion, or 52.1% of total revenue, compared to $1.083 billion, or 52.2% of total revenue, in the second quarter of the prior year. The 10 basis point decrease was primarily driven by (i) cost savings resulting from the Growth Driver 5 Actions and (ii) cost efficiencies across the business as we take a disciplined approach to managing expenses, partially offset by (iii) an increase in restructuring costs incurred in the second quarter of 2025 in connection with the Growth Driver 5 Actions compared to the prior year period.

Non-Service Related Pension and Postretirement (Cost) Income

Non-service related pension and postretirement (cost) income in the second quarter of 2025 was a cost of $(1) million as compared to income of approximately $400,000 in the second quarter of the prior year. Please see Note 7, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $12 million in the second quarter of 2025 compared to $11 million in the second quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed trademarks in the United States and Canada. Our investments in the joint ventures are being accounted for under the equity method of accounting.

Income Before Interest and Taxes

Income before interest and taxes in the second quarter of 2025 was $133 million, or 6.1%, of total revenue, compared to $174 million, or 8.4% of total revenue, in the second quarter of the prior year, and included changes in our segments’ income before interest and taxes and other reconciling items as follows:

•EMEA – Income before interest and taxes in the second quarter of 2025 was $179 million, or 17.0% of total revenue, compared to $181 million, or 17.8% of total revenue in the second quarter of the prior year. The 80 basis point decrease was driven by a gross margin decline partially offset by a decrease in SG&A expense as a percentage of revenue, primarily driven by savings resulting from the Growth Driver 5 Actions.

•Americas – Income before interest and taxes in the second quarter of 2025 was $73 million, or 10.7% of total revenue, compared to $80 million, or 13.0% of total revenue in the second quarter of the prior year. The 230 basis point decrease was driven by a gross margin decline partially offset by a decrease in SG&A expense as a percentage of revenue due in part to the leveraging of expenses resulting from the increase in revenue.

•APAC – Income before interest and taxes in the second quarter of 2025 was $51 million, or 15.3% of total revenue, compared to $61 million, or 18.1% of total revenue in the second quarter of the prior year. The 280 basis point decrease was driven by an increase in SG&A expense as a percentage of revenue due in part to the deleveraging of expenses resulting from the decline in revenue, partially offset by an increase in gross margin.

•Licensing – Income before interest and taxes in the second quarter of 2025 was $85 million, relatively flat compared to $86 million in the prior year period.

•Corporate and other costs were $210 million in the second quarter of 2025, a decrease of $9 million compared to the $219 million in the prior year period primarily due to a decrease in corporate costs, principally savings resulting from the Growth Driver 5 Actions along with other efficiencies, and a decrease in global brand costs primarily due to timing.

•Restructuring and other included restructuring costs of $45 million in the second quarter of 2025 and $15 million in the prior year period, in connection with the Growth Driver 5 Actions.

Interest Expense, Net

Interest expense, net increased to $22 million in the second quarter of 2025 from $19 million in the second quarter of the prior year.

Income Tax Expense

The effective income tax rate for the second quarter of 2025 was (101.6)% compared to (2.1)% in the second quarter of the prior year.

The effective income tax rate for the second quarter of 2025 reflected a $(113) million income tax benefit recorded on $111 million of pre-tax income. The effective income tax rate for the second quarter of 2024 reflected a $(3) million income tax benefit recorded on $155 million of pre-tax income.

The effective income tax rate for the second quarter of 2025 was higher than the prior year period primarily due to (i) the impact of the $480 million pre-tax noncash goodwill and other intangible asset impairment charges recorded in the first quarter of 2025, which were non-deductible for tax purposes and factored into our annualized effective income tax rate, and resulted in a (122.9)% decrease to our effective income tax rate for the second quarter 2025 and (ii) the impact in the prior year period of a favorable change in our uncertain tax positions resulting in a benefit to our second quarter 2024 effective tax rate of 21.2% from the settlement of a multi-year audit in an international jurisdiction.

Twenty-Six Weeks Ended August 3, 2025 Compared With Twenty-Six Weeks Ended August 4, 2024

The following table summarizes our consolidated statements of operations for the twenty-six weeks ended August 3, 2025 compared to the twenty-six week period of the prior year:

	Twenty-Six Weeks Ended
	August 3,	August 4,		% / bps
(Dollars in Millions)	2025	2024	$ change	change
Revenue	$4,151	$4,026	$125	3%
Gross profit	2,413	2,445	(32)	(1)%
% of revenue	58.1%	60.7%		(260) bps
Selling, general and administrative expenses	2,153	2,101	52	2%
% of revenue	51.9%	52.2%		(30) bps
Goodwill and other intangible asset impairments	480	—	480	NM
Non-service related pension and postretirement (cost) income	(2)	1	(3)	NM
Other gain	—	10	(10)	NM
Equity in net income of unconsolidated affiliates	23	24	(1)	(6)%
(Loss) income before interest and taxes	(199)	379	(578)	NM
% of revenue	(4.8)%	9.4%		NM
Interest expense, net	39	37	3	7%
(Loss) income before taxes	(238)	342	(581)	NM
Income tax (benefit) expense	(418)	33	(451)	NM
Effective tax rate	175.3%	9.6%		NM
Net income	$179	$309	$(130)	(42)%

NM - not meaningful

Total Revenue

Total revenue in the twenty-six weeks ended August 3, 2025 was $4.151 billion compared to $4.026 billion in the twenty-six week period of the prior year. The overall increase in revenue of $125 million, or 3%, included a 2% positive impact of foreign currency translation.

Revenue by Segment:

•EMEA – Revenue increased $79 million, or 4%, compared to the twenty-six week period of the prior year, including a positive impact of $70 million, or 4%, related to foreign currency translation. Excluding the impact of foreign currency translation, revenue grew low single-digits in the direct-to-consumer business with a slight increase in the wholesale business.

•Americas – Revenue increased $106 million, or 9%, compared to the twenty-six week period of the prior year, driven by growth in the wholesale business partially offset by a low single-digit decline in the direct-to-consumer business.

The increase in wholesale revenue included (i) the transition of previously licensed women’s product categories in house and (ii) the impact of a shift in the timing of wholesale shipments as compared to the prior year period, as shipments in the prior year were more heavily weighted to the third and fourth quarters. The impact of foreign currency translation on our Americas segment was not significant.

•APAC – Revenue decreased $55 million, or 7%, compared to the twenty-six week period of the prior year, including an approximately 2% decline resulting from the timing of the Lunar New Year shopping period, which was primarily in the fourth quarter of 2024. The remaining decrease was primarily due to a challenging consumer environment in the region, particularly in China. The impact of foreign currency translation in the twenty-six week period on our APAC segment was not significant.

•Licensing – Revenue decreased $5 million, or 2%, compared to the twenty-six week period of the prior year, more than explained by the transition of certain previously licensed women’s product categories in house.

Revenue by Brand:

•Tommy Hilfiger – Revenue increased 4% compared to the twenty-six week period of the prior year, including a 2% positive foreign currency impact.

•Calvin Klein – Revenue increased 3% compared to the twenty-six week period of the prior year, including a 1% positive foreign currency impact.

Revenue by Channel:

•Direct-to-consumer – Revenue was flat compared to the twenty-six week period of the prior year, including a 2% positive foreign currency impact.
◦Owned and operated retail stores – Revenue was flat compared to the twenty-six week period of the prior year, including a 2% positive foreign currency impact. Growth in EMEA was more than offset by declines in Americas and APAC, primarily due to the challenging consumer environment in those regions.
◦Owned and operated digital commerce – Revenue increased 3% compared to the twenty-six week period of the prior year, including a 2% positive foreign currency impact, driven by growth in Americas and APAC partially offset by a decline in EMEA.

•Wholesale – Revenue increased 6% compared to the twenty-six week period of the prior year, including a 2% positive foreign currency impact, primarily driven by the increase in Americas discussed above.

We currently expect revenue for the full year 2025 will increase slightly to low single-digits compared to 2024, inclusive of a positive impact related to foreign currency translation. Excluding the impact of foreign currency translation, we currently expect revenue for the full year 2025 to be flat to increase slightly.

Gross Profit

Gross profit in the twenty-six weeks ended August 3, 2025 was $2.413 billion, or 58.1% of total revenue, compared to $2.445 billion, or 60.7% of total revenue, in the twenty-six week period of the prior year. Approximately 50 basis points of the decline was due to the transition of previously licensed product categories into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins, and approximately 10 basis points of the decline was due to the initial early negative impact of the recently enacted tariffs that are currently in place for goods coming into the United States. The remaining 200 basis point decrease was driven by (i) an increase in promotional selling as compared to the prior year period, (ii) a shift in channel mix driven by a change in mix of shipments within the wholesale channel as well as an overall change in the revenue mix between our wholesale channel and our direct-to-consumer channel, as our wholesale channel was a larger proportion of revenue in the twenty-six week period of 2025 than in 2024 and carries lower gross margins, and (iii) higher freight costs and incremental discounts provided to customers in the first half of 2025 to address the impact of Calvin Klein product delivery delays.

We currently expect that gross margin for the full year 2025 will decrease by approximately 250 basis points compared to 2024, including (i) the approximately 80 basis point unmitigated negative impact of the recently enacted tariffs that are currently in place for goods coming into the United States, with a more significant impact expected in the fourth quarter of 2025 due to the timing of the recently enacted tariffs and the sale of inventory and (ii) the approximately 50 basis point decline expected in connection with the above-mentioned transition of previously licensed product categories into our directly operated wholesale business. The remaining approximately 120 basis point decrease is primarily as a result of (i) an increase in promotional selling as compared to the prior year and (ii) higher freight costs and incremental discounts provided to customers to address the impact of Calvin Klein product delivery delays, partially offset by planned mitigation actions to address the impact of tariffs.

SG&A Expenses

SG&A expenses in the twenty-six weeks ended August 3, 2025 were $2.153 billion, or 51.9% of total revenue, compared to $2.101 billion, or 52.2% of total revenue, in the twenty-six week period of the prior year. The 30 basis point decrease was primarily driven by (i) cost savings resulting from the Growth Driver 5 Actions and (ii) the impact of a change in the revenue mix between our wholesale distribution channel and our direct-to-consumer distribution channel, as our wholesale distribution channel was a larger proportion of revenue in the twenty-six week period of 2025 than in 2024 and carries lower SG&A expenses as a percentage of total revenue, partially offset by (iii) a net increase in restructuring costs incurred in connection with the Growth Driver 5 Actions, with $58 million incurred in the twenty-six week period of 2025 and $15 million incurred in the twenty-six week period of the prior year.

We currently expect that SG&A expenses as a percentage of revenue in 2025 will decrease approximately 200 basis points compared to 2024. Our expectation for 2025 includes decreases primarily as a result of (i) the favorable impact of the Growth Driver 5 Actions, including cost savings and the non-recurrence of restructuring costs incurred in the twenty-six weeks ended August 3, 2024 and (ii) the non-recurrence of costs incurred in connection with the Mr. Hilfiger amendment. The 200 basis point decrease for full year 2025 does not include the impact of the $58 million of restructuring costs incurred in the twenty-six weeks ended August 3, 2025, or any further costs expected to be incurred during the remainder of 2025 in connection with Growth Driver 5 Actions, as the full year impact of these costs cannot be quantified at this time.

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

Non-Service Related Pension and Postretirement (Cost) Income

Non-service related pension and postretirement (cost) income in the twenty-six weeks ended August 3, 2025 was a cost of $(2) million as compared to income of $1 million in the twenty-six week period of the prior year. Please see Note 7, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $23 million in the twenty-six weeks ended August 3, 2025 compared to $24 million in the twenty-six week period of the prior year. These amounts relate to our share of income (loss) from our unconsolidated affiliates as described in the thirteen weeks discussion above. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for full year 2025 will be relatively flat as compared to full year 2024.

(Loss) Income Before Interest and Taxes

(Loss) income before interest and taxes in the twenty-six weeks ended August 3, 2025 was $(199) million, or (4.8)%, of total revenue, compared to $379 million, or 9.4% of total revenue, in the twenty-six week period of the prior year, and included changes in our segments’ income before interest and taxes and other reconciling items as follows:

•EMEA – Income before interest and taxes in the twenty-six weeks ended August 3, 2025 was $328 million, or 16.6% of total revenue, compared to $330 million, or 17.4% of total revenue in the twenty-six week period of the prior year. The 80 basis point decrease was driven by a gross margin decline partially offset by a decrease in SG&A expense as a percentage of revenue due to (i) the leveraging of expenses resulting from the increase in revenue and (ii) savings primarily resulting from the Growth Driver 5 Actions.

•Americas – Income before interest and taxes in the twenty-six weeks ended August 3, 2025 was $134 million, or 10.4% of total revenue, compared to $147 million, or 12.4% of total revenue in the twenty-six week period of the prior year. The 200 basis point decrease was driven by a gross margin decline partially offset by a decrease in SG&A expense as a percentage of revenue due in part to the leveraging of expenses resulting from the increase in revenue.

•APAC – Income before interest and taxes in the twenty-six weeks ended August 3, 2025 was $130 million, or 19.0% of total revenue, compared to $163 million, or 22.0% of total revenue in the twenty-six week period of the prior year. The 300 basis point decrease was driven by a gross margin decline and an increase in SG&A expense as a percentage of revenue driven by the deleveraging of expenses resulting from the decline in revenue.

•Licensing – Income before interest and taxes was $166 million in the twenty-six weeks ended August 3, 2025, flat compared to $166 million in the twenty-six week period of the prior year.

•Corporate and other costs were $419 million in the twenty-six weeks ended August 3, 2025, a decrease of $2 million compared to $422 million in the twenty-six week period of the prior year.

•Restructuring and other included $538 million of expenses in the twenty-six weeks ended August 3, 2025, including the $480 million noncash goodwill and other intangible asset impairment charges and the $58 million of restructuring costs in connection with the Growth Driver 5 Actions. Restructuring and other included $5 million of net expenses in the prior year period including $15M of restructuring costs in connection with the Growth Driver 5 Actions and the $10 million gain related to the Heritage Brands intimates transaction.

Interest Expense, Net

Interest expense, net increased to $39 million in the twenty-six weeks ended August 3, 2025 from $37 million in the twenty-six week period of the prior year.

Interest expense, net for the full year 2025 is currently expected to increase to approximately $80 million compared to $67 million in 2024, primarily due to the impact of funding the accelerated share repurchase (“ASR”) agreements we entered into in April 2025 to repurchase $500 million shares of our common stock. Please see the section entitled “Acquisition of Treasury Shares” within “Liquidity and Capital Resources” below for further discussion.

Income Tax (Benefit) Expense

The effective income tax rate for the twenty-six weeks ended August 3, 2025 was 175.3% compared to 9.6% in the twenty-six week period of the prior year.

The effective income tax rate for the for the twenty-six weeks ended August 3, 2025 reflected a $(418) million income tax benefit recorded on $(238) million of pre-tax losses. The effective income tax rate for the twenty-six weeks ended August 4, 2024 reflected a $33 million income tax expense recorded on $342 million of pre-tax income.

Our effective income tax rate for the twenty-six weeks ended August 3, 2025 was higher than the prior year period primarily due to (i) the impact of the $480 million pre-tax noncash goodwill and other intangible asset impairment charges that were recorded during the first quarter of 2025, which were non-deductible for tax purposes and factored into our annualized effective income tax rate, and resulted in a 156.4% increase to our effective income tax rate, and (ii) the impact in the prior year period of a favorable change in our uncertain tax positions resulting in a benefit to our 2024 effective tax rate of 9.6% from the settlement of a multi-year audit in an international jurisdiction. Since the pre-tax goodwill and intangible asset impairment charges have been factored into our annualized effective income tax rate, they will have a continued impact on our quarterly effective tax rates for the remainder of 2025.

The goodwill and other intangible asset impairment charges recorded in the first quarter of 2025 will also result in a significant increase to our full year 2025 effective income tax rate. Absent the impact of these impairment charges, we currently expect our effective income tax rate for the full year 2025 will be approximately 22%.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing a broad range of tax reform provisions. We do not expect the enacted changes to materially affect our forecasted annual effective tax rate and will continue to monitor future guidance related to the OBBBA.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at August 3, 2025 was $249 million, a decrease of $499 million from $748 million at February 2, 2025. The change in cash and cash equivalents included the impact of (i) $561 million paid in connection with ASR agreements and open market purchases to repurchase common stock under our stock repurchase program (please see section entitled “Acquisition of Treasury Shares” below for further discussion), (ii) the redemption of $500 million principal amount of 4 5/8% senior notes due 2025 and (iii) $494 million of net proceeds from the issuance of $500 million principal amount of 5 1/2% senior notes due 2030. We ended the second quarter of 2025 with approximately $1.7 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due, in part, to the timing of inventory purchases and peak sales periods.

In addition to the items impacting our cash flow for 2025 discussed above, cash flow for the full year 2025 will also be impacted by various other factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) projected capital expenditures of approximately $200 million and (ii) mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities of approximately $13 million.

As of August 3, 2025, $198 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions which we would expect to incur material tax costs upon the distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $142 million in the twenty-six weeks ended August 3, 2025 compared to $226 million in the twenty-six weeks ended August 4, 2024. The decrease in cash provided by operating activities as compared to the prior year period was primarily driven by a decrease in net income as adjusted for noncash charges and the change in inventory. The increase in inventories in the current year period was primarily due to (a) a 1% impact of increased tariffs, (b) an investment in core product inventory to improve availability and (c) an increase in inventory to support the projected sales growth in the third quarter of 2025.

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

Investments in Unconsolidated Affiliates

We received dividends of $37 million and $36 million from our investments in unconsolidated affiliates during the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively. These dividends are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Heritage Brands Intimates Transaction

We completed the sale of our women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 for net proceeds of $156 million, which we received in the fourth quarter of 2023. Due to the accelerated realization of the earnout provided for in the agreement with Basic Resources that occurred during the first quarter of 2024, we received additional proceeds of $10 million, which was paid to us in equal quarterly installments through the first quarter of 2025. Please see Note 5, “Divestitures,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the twenty-six weeks ended August 3, 2025 were $58 million compared to $75 million in the twenty-six weeks ended August 4, 2024. We currently expect that capital expenditures for the full year 2025 will be approximately $200 million as compared to $159 million in 2024 and will primarily consist of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America.

Dividends

Cash dividends paid on our common stock totaled $4 million in each of the twenty-six weeks ended August 3, 2025 and August 4, 2024.

We currently project that cash dividends paid on our common stock in 2025 will be approximately $7 million.

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

On April 1, 2025, we entered into ASR agreements with financial institutions to repurchase an aggregate of $500 million of our shares of common stock under our existing $5 billion stock repurchase authorization. We paid $500 million to the financial institutions and received initial deliveries of an aggregate of approximately 4.6 million shares of our common stock at a price of $76.43 per share, the closing share price of our common stock on April 1, 2025. The value of the shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115 million of short-term borrowings. The total number of shares ultimately purchased by us and the price paid per share will be determined upon final settlement and will be based on the daily volume-weighted average price of our common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The final settlement of the transactions under the ASR agreements is expected to occur in the third quarter of 2025. The ASR agreements are accounted for as a share purchase transaction and forward stock purchase agreement indexed to our common stock.

In addition, during the twenty-six weeks ended August 3, 2025, we purchased 0.8 million shares and during the twenty-six weeks ended August 4, 2024, we purchased 2.1 million shares of our common stock under the program in open market transactions for $61 million and $225 million, respectively. Excise taxes of $4 million and $2 million were excluded from the share repurchases for these periods, including in respect of the initial deliveries under the ASR agreements. Purchases of $4 million that were accrued for in our Consolidated Balance Sheet as of February 2, 2025 were paid in the first quarter of 2025. As of August 3, 2025, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	8/3/25	2/2/25	8/4/24
Short-term borrowings	$—	$—	$8
Current portion of long-term debt	13	511	511
Finance lease obligations	4	6	8
Long-term debt	2,256	1,580	1,668
Stockholders’ equity	4,867	5,141	5,192

In addition, we had $249 million, $748 million and $610 million of cash and cash equivalents as of August 3, 2025, February 2, 2025 and August 4, 2024, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of August 3, 2025.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $225 million based on exchange rates in effect on August 3, 2025 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of August 3, 2025.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of August 3, 2025.

2025 Unsecured Delayed Draw Term Loan Facilities

On April 4, 2025, we entered into a credit agreement that provides for a delayed draw term loan facility with aggregate lending commitments of $250 million for United States dollar-denominated senior unsecured term loans (the “April 4 facility”). On April 25, 2025, we entered into an additional credit agreement that provided for a delayed draw term loan facility with aggregate lending commitments of $450 million for United States dollar-denominated senior unsecured term loans (the “April 25 facility”).

The April 25 facility terminated by its terms during the second quarter of 2025 as a result of our issuance of the $500 million principal amount of 5 1/2% senior notes due June 13, 2030 discussed below. We had not drawn on the April 25 facility prior to its termination.

The April 4 facility will mature on April 3, 2026. The term loans under the April 4 facility may be funded in up to four borrowings prior to February 4, 2026, subject to a minimum borrowing requirement of $50 million. If drawn upon, the borrowings under the April 4 facility will primarily be used for working capital or other general corporate purposes. We have not drawn on the April 4 facility and the entire $250 million remained available for borrowing as of August 3, 2025. Any outstanding borrowings under the April 4 facility would be prepayable at any time without penalty (other than customary breakage costs).

Term loans borrowed under the April 4 facility, if any, will bear interest at a rate per annum equal to, at our option, either a base rate or a term secured overnight financing rate (“SOFR”) rate, calculated in a manner set forth in the April 4 facility, plus an applicable margin. The applicable margin with respect to the April 4 facility as of August 3, 2025 was 1.125% for loans bearing interest at the term SOFR rate and 0.125% for loans bearing interest at the base rate. The applicable margin is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

The April 4 facility requires us to comply with customary affirmative and negative covenants, including a maximum net leverage ratio, calculated in a manner set forth in the terms of the facility.

The facility also contains customary events of default, including but not limited to, nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and change of control (as defined in the facility).

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $2 million in each of the twenty-six weeks ended August 3, 2025 and August 4, 2024.

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

We made payments totaling $6 million on our term loan under the 2022 facilities in each of the twenty-six weeks ended August 3, 2025 and August 4, 2024. We currently expect to make total long-term debt repayments of approximately $13 million, subject to exchange rate fluctuations, for the full year 2025.

3 5/8% Euro Senior Notes Due 2024

We had outstanding €525 million principal amount of 3 5/8% senior notes due July 15, 2024. We redeemed these notes on April 25, 2024 utilizing the net proceeds from the issuance of the €525 million principal amount of 4 1/8% senior notes due July 16, 2029 together with other available funds, as discussed below.

4 5/8% Senior Notes Due 2025

We had outstanding $500 million principal amount of 4 5/8% senior notes due July 10, 2025. We repaid these notes upon maturity utilizing the net proceeds from the issuance of the $500 million principal amount of 5 1/2% senior notes due June 13, 2030 together with other available funds, as discussed below.

3 1/8% Euro Senior Notes Due 2027

We have outstanding €600.0 million principal amount of 3 1/8% senior notes due December 15, 2027. We may redeem some or all of these notes at any time prior to September 15, 2027 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, in advance of maturity, we may redeem the remaining outstanding notes beginning on September 15, 2027 at their principal amount plus any accrued and unpaid interest.

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

We may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, in advance of maturity, we may redeem the remaining outstanding notes beginning on April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

5 1/2% Senior Notes Due 2030

We issued on June 13, 2025, $500 million principal amount of 5 1/2% senior notes due June 13, 2030. We incurred $6 million of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

We utilized the net proceeds of the offering, together with other available funds, to repay the $500 million principal amount of 4 5/8% senior notes due July 10, 2025, as discussed above.

We may redeem some or all of these notes at any time prior to May 13, 2030 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, in advance of maturity, we may redeem the remaining outstanding notes beginning on May 13, 2030 at their principal amount plus any accrued and unpaid interest.

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of August 3, 2025, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of August 3, 2025, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

Additional Cash Requirements

During the second quarter of 2025, we executed lease extensions, generally for a term of 10 years, with certain retail outlet store landlords covering a significant portion of our North America store portfolio. These lease extensions increased our cash requirements by $874 million ($42 million for the remainder of 2025; $173 million for 2026-2027, $168 million for 2028-2029; and $491 million thereafter).

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 2, 2025. During the twenty-six weeks ended August 3, 2025, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 2, 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of August 3, 2025 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of August 3, 2025. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at August 3, 2025, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.2 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of August 3, 2025, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

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

The translational impact refers to the impact that changes in exchange rates can have on our results of operations and financial position. The functional currencies of our foreign subsidiaries are generally the applicable local currencies. Our consolidated financial statements are presented in United States dollars. The results of operations of our foreign subsidiaries are translated into United States dollars using an average exchange rate over the representative period and the assets and liabilities of our foreign subsidiaries are translated into United States dollars using the closing exchange rate at the balance sheet date. Foreign exchange differences that arise from the translation of our foreign subsidiaries’ assets and liabilities into United States dollars are recorded as foreign currency translation adjustments in other comprehensive income (loss). Accordingly, our results of operations and other comprehensive income (loss) will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Japanese yen, the Korean won, the British pound, the Australian dollar, the Canadian dollar, the Mexican peso, the Brazilian real and the Chinese yuan, and favorably impacted during times of a weakening United States dollar against those currencies.

We currently expect our 2025 revenue and net income to increase by approximately $200 million and $20 million, respectively, due to the impact of foreign currency translation.

During the twenty-six weeks ended August 3, 2025, we recognized favorable foreign currency translation adjustments of $298 million within other comprehensive income (loss) principally driven by a weakening of the United States dollar since February 2, 2025 against the euro of 12%. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 46% of our $5.1 billion total goodwill and other intangible assets as of August 3, 2025. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

There is also a transactional impact of foreign exchange because our foreign subsidiaries purchase inventory in a currency other than their functional currency. We also have exposure to changes in foreign currency rates related to certain intercompany transactions and SG&A expenses. We currently use and plan to continue to use foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. We enter into foreign currency forward contracts pertaining to these inventory transactions up to 15 months in advance of payment for a portion of the projected purchases and may enter into incremental contracts leading up to the time the payments occur.

We currently expect the transactional impact of foreign currency on our 2025 net income as compared to 2024 will be immaterial.

Given our foreign currency forward contracts outstanding at August 3, 2025, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $120 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we use both non-derivative instruments (the par value of certain of our foreign-denominated debt) and derivative instruments (cross-currency swap contracts), which we designate as net investment hedges. We designated the par value of our €1.125 billion aggregate principal amount of senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. In addition, we entered into multiple receive fixed-rate United States dollar-denominated interest and pay fixed-rate euro-denominated interest cross-currency swap contracts in 2023. The cross-currency swap contracts expired in July 2025, at which time we entered into new receive fixed-rate United States dollar-denominated interest and pay fixed-rate euro-denominated interest cross-currency swap contracts. We also designated these cross-currency swap contracts as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 3, 2025 due to a previously identified material weakness in internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended February 2, 2025.

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

We believe that these measures, when fully implemented, will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of August 3, 2025.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)(3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
May 5, 2025 - June 1, 2025	46,279	$70.25	—	$1,211,808,469
June 2, 2025 - July 6, 2025	20,305	68.82	—	1,211,808,469
July 7, 2025 - August 3, 2025	1,521	73.18	—	1,211,808,469
Total	68,105		—	$1,211,808,469

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

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2025 in connection with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

(3) Average price paid per share (or unit) excludes excise taxes.

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended August 3, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.8
Supplemental Indenture No. 2, dated as of June 13, 2025, between PVH Corp. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on June 13, 2025) and Form of 5.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 and Annex 1 to Exhibit 4.2 to our Current Report on Form 8-K, filed on June 13, 2025).

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

PVH CORP.
Registrant

Dated:	September 5, 2025	/s/ ERIK W. GRAF
Erik W. Graf
Executive Vice President and Corporate Controller (Principal Accounting Officer)