Form 10-Q
period 2025-11-02
PVH CORP. /DE/
filed 2025-12-08
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	November 2, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of December 1, 2025 was 45,802,696.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the actions taken in recent years to focus on our Calvin Klein and Tommy Hilfiger businesses and our current multiyear initiative to simplify our operating model and achieve cost savings; (iii) the ability to realize the intended benefits from the acquisition of licensees or the reversion of licensed rights (such as the in-process plan to directly operate a significant portion of the businesses for the product categories that are or had been licensed to G-III Apparel Group, Ltd., with the remainder to be re-licensed to other third parties, upon the expirations over time of the underlying license agreements) and avoid any disruptions in the businesses; (iv) we have significant levels of outstanding debt, as well as significant additional borrowing capacity, and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our direct-to-consumer retail store and digital commerce operations, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) restrictions, including quotas and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands and our brands’ values, as well as the potential for adverse consumer response to any sustainability, social or environmental actions taken by us; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; (xviii) the impacts of the decision by China’s Ministry of Commerce to place us on the List of Unreliable Entities, including the impact of any fines imposed, or restrictions or prohibitions on us that have the effect of limiting or prohibiting our ability to do business in China; and (xix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2025	2024	2025	2024
Revenue	$2,294.3	$2,255.1	$6,445.1	$6,281.3
Cost of goods sold (exclusive of depreciation and amortization)	1,001.5	938.5	2,739.8	2,520.1
Gross profit	1,292.8	1,316.6	3,705.3	3,761.2
Selling, general and administrative expenses	1,121.0	1,154.0	3,273.8	3,254.6
Goodwill and other intangible asset impairments	—	—	479.5	—
Non-service related pension and postretirement (cost) income	(1.0)	0.4	(2.9)	1.3
Other gain	—	9.5	—	19.5
Equity in net income of unconsolidated affiliates	10.0	10.6	32.7	34.7
Income (loss) before interest and taxes	180.8	183.1	(18.2)	562.1
Interest expense	23.2	23.0	71.4	69.1
Interest income	2.7	6.9	11.5	16.2
Income (loss) before taxes	160.3	167.0	(78.1)	509.2
Income tax expense (benefit)	156.1	35.1	(261.7)	67.9
Net income	$4.2	$131.9	$183.6	$441.3
Basic net income per common share	$0.09	$2.37	$3.76	$7.83
Diluted net income per common share	$0.09	$2.34	$3.72	$7.74

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2025	2024	2025	2024

Net income	$4.2	$131.9	$183.6	$441.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4.4)	(22.5)	293.7	(24.6)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $0.7, $0.2, $(18.8), and $(2.1)	2.0	1.2	(54.0)	(4.6)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $1.8, $2.8, $(45.4), and $(1.6)	5.3	8.5	(136.7)	(4.8)
Total other comprehensive income (loss)	2.9	(12.8)	103.0	(34.0)
Comprehensive income	$7.1	$119.1	$286.6	$407.3

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	November 2,	February 2,	November 3,
	2025	2025	2024
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$158.2	$748.0	$559.6
Trade receivables, net of allowances for credit losses of $29.2, $22.4 and $46.6	1,098.2	851.2	979.7
Other receivables	22.0	25.1	19.3
Inventories, net	1,664.0	1,508.7	1,608.2
Prepaid expenses	238.1	210.5	221.9
Other	78.4	144.1	89.5
Assets held for sale	16.7	—	—
Total Current Assets	3,275.6	3,487.6	3,478.2
Property, Plant and Equipment, net	668.7	741.0	787.0
Operating Lease Right-of-Use Assets	1,864.9	1,157.5	1,199.5
Goodwill	1,981.9	2,260.1	2,327.0
Tradenames	2,659.0	2,565.0	2,602.8
Other Intangibles, net	404.3	455.9	476.5
Other Assets, including deferred taxes of $257.4, $37.0 and $36.2	566.8	366.1	370.3
Total Assets	$11,421.2	$11,033.2	$11,241.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,041.5	$1,151.0	$1,137.4
Accrued expenses	798.2	735.6	706.1
Deferred revenue	42.6	55.3	46.7
Current portion of operating lease liabilities	340.1	289.1	293.4
Short-term borrowings	—	—	—
Current portion of long-term debt	12.7	510.8	511.1
Total Current Liabilities	2,235.1	2,741.8	2,694.7
Long-Term Portion of Operating Lease Liabilities	1,658.1	1,011.3	1,051.6
Long-Term Debt	2,246.1	1,579.9	1,654.2
Other Liabilities, including deferred taxes of $145.0, $333.5 and $332.6	402.9	559.7	552.6
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 89,580,024; 89,112,404 and 89,085,951 shares issued	89.6	89.1	89.1
Additional paid-in capital - common stock	3,456.9	3,374.1	3,359.2
Retained earnings	6,173.3	5,997.2	5,840.0
Accumulated other comprehensive loss	(753.8)	(856.8)	(787.6)
Less: 43,780,477; 35,863,271 and 33,462,509 shares of common stock held in treasury, at cost	(4,087.0)	(3,463.1)	(3,212.5)
Total Stockholders’ Equity	4,879.0	5,140.5	5,288.2
Total Liabilities and Stockholders’ Equity	$11,421.2	$11,033.2	$11,241.3

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	November 2,	November 3,
	2025	2024
OPERATING ACTIVITIES
Net income	$183.6	$441.3
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	205.8	211.6
Equity in net income of unconsolidated affiliates	(32.7)	(34.7)
Deferred taxes	(369.5)	(11.9)
Stock-based compensation expense	37.0	39.1
Impairment of goodwill and other intangible assets	479.5	—
Other gain	—	(19.5)
Changes in operating assets and liabilities:
Trade receivables, net	(210.4)	(186.6)
Other receivables	4.1	(1.2)
Inventories, net	(80.7)	(188.2)
Accounts payable, accrued expenses and deferred revenue	(169.7)	(0.9)
Prepaid expenses	(18.7)	16.2
Other, net	68.9	(10.8)
Net cash provided by operating activities	97.2	254.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(98.5)	(115.4)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	2.5	5.0
Purchases of investments held in rabbi trust	(9.5)	(4.1)
Proceeds from investments held in rabbi trust	5.2	0.9
Proceeds from cross-currency swap contracts (net investment hedges)	—	3.5
Proceeds from sale of warehouse and distribution center	—	9.5
Net cash used by investing activities	(100.3)	(100.6)
FINANCING ACTIVITIES
Repayment of 2022 facilities	(9.4)	(9.0)
Net proceeds from settlement of awards under stock plans	1.4	7.3
Proceeds from senior notes, net of related fees	494.0	553.1
Repayment/redemption of senior notes	(500.0)	(561.7)
Cash dividends	(5.7)	(6.4)
Acquisition of treasury shares	(577.2)	(280.2)
Payments of finance lease liabilities	(2.3)	(3.1)
Net cash used by financing activities	(599.2)	(300.0)
Effect of exchange rate changes on cash and cash equivalents	12.5	(1.8)
Decrease in cash and cash equivalents	(589.8)	(148.0)
Cash and cash equivalents at beginning of period	748.0	707.6
Cash and cash equivalents at end of period	$158.2	$559.6

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

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Unaudited
(In millions, except share and per share data)

	Thirty-Nine Weeks Ended November 2, 2025
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 2, 2025	$—	89,112,404	$89.1	$3,374.1	$5,997.2	$(856.8)	$(3,463.1)	$5,140.5
Net loss					(44.8)			(44.8)
Foreign currency translation adjustments						233.6		233.6
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $12.9						(36.9)		(36.9)
Net loss on net investment hedges, net of tax benefit of $36.7						(110.3)		(110.3)
Comprehensive income								41.6
Settlement of awards under stock plans		268,958	0.3	(0.2)				0.1
Stock-based compensation expense				12.1				12.1
Dividends declared ($0.075 per common share)					(3.9)			(3.9)
Acquisition of 5,524,115 treasury shares, including excise taxes of $4.0				(150.0)			(422.2)	(572.2)
May 4, 2025	$—	89,381,362	$89.4	$3,236.0	$5,948.5	$(770.4)	$(3,885.3)	$4,618.2
Net income					224.2			224.2
Foreign currency translation adjustments						64.5		64.5
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $6.6						(19.1)		(19.1)
Net loss on net investment hedges, net of tax benefit of $10.5						(31.7)		(31.7)
Comprehensive income								237.9
Settlement of awards under stock plans		191,504	0.2	1.1				1.3
Stock-based compensation expense				13.9				13.9
Acquisition of 68,105 treasury shares, including a reduction to excise taxes of $0.1							(4.7)	(4.7)
August 3, 2025	$—	89,572,866	$89.6	$3,251.0	$6,172.7	$(756.7)	$(3,890.0)	$4,866.6
Net income					4.2			4.2
Foreign currency translation adjustments						(4.4)		(4.4)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $0.7						2.0		2.0
Net gain on net investment hedges, net of tax expense of $1.8						5.3		5.3
Comprehensive income								7.1
Settlement of awards under stock plans		7,158	—	—				—
Stock-based compensation expense				11.0				11.0
Dividends declared ($0.075 per common share)					(3.6)			(3.6)
Acquisition of 2,324,986 treasury shares, including excise taxes of $2.0				194.9			(197.0)	(2.1)
November 2, 2025	$—	89,580,024	$89.6	$3,456.9	$6,173.3	$(753.8)	$(4,087.0)	$4,879.0

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

The consolidated financial statements include all of the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Statements of Operations include its proportionate share of the net income or loss of these entities.

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

The results of operations for the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

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

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as recently enacted tariffs on goods imported into the United States, elevated interest rates and the risk of recession, continue to create a complex and challenging retail environment globally, particularly in North America. Macroeconomic factors have had and may continue to have a negative impact on consumer demand for apparel and related products globally.

Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the United States, with incremental tariffs on products imported from most countries and economic unions, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries and economic unions have announced or are otherwise considering retaliatory tariffs on United States exports and other trade restrictions. These actions have led to significant volatility and uncertainty in global markets. The tariffs currently in place for goods coming into the United States are having a negative impact on the Company’s results of operations that the Company has been partially offsetting through planned mitigation actions which began in the third quarter and will more significantly take effect in the fourth quarter.

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

2. REVENUE

The Company generates revenue primarily from sales of finished products under its owned trademarks through its wholesale and retail operations and from licensing rights to its trademarks to third parties. Revenue is recognized upon the transfer of control of products or services to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services.
Performance Obligations Under License Agreements
As of November 2, 2025, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $763.5 million, of which the Company expects to recognize $49.1 million as revenue during the remainder of 2025, $205.5 million in 2026 and $508.9 million thereafter. The Company elected not to disclose the remaining performance obligations for license agreements that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirty-nine weeks ended November 2, 2025 and November 3, 2024 were as follows:

	Thirty-Nine Weeks Ended
(In millions)	11/2/25	11/3/24
Deferred revenue balance at beginning of period	$55.3	$55.5
Net additions to deferred revenue during the period	36.8	40.6
Reductions in deferred revenue for revenue recognized during the period (1)	(49.5)	(49.4)
Deferred revenue balance at end of period	$42.6	$46.7

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $3.4 million and $2.6 million of revenue recognized during the thirteen weeks ended November 2, 2025 and November 3, 2024, respectively.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $5.1 million, $6.8 million and $7.4 million as of November 2, 2025, February 2, 2025 and November 3, 2024, respectively.

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

4. ASSETS HELD FOR SALE

In line with the fifth growth driver of the PVH+ Plan, the Company’s multiyear strategic plan, the Company has committed to a plan to close its owned warehouse and distribution center located in Jonesville, NC. The building and related assets had a carrying value of $16.7 million as of November 2, 2025. The Company intends to sell the building and related assets within the next 12 months.

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

In connection with the closing of the Heritage Brands intimates transaction, the Company recorded a gain of $15.3 million in the fourth quarter of 2023, which represented the excess of the amount of consideration received over the carrying value of the net assets, less costs to sell. An incremental gain of $10.0 million was recorded in the first quarter of 2024 due to the accelerated realization of the earnout provided for in the agreement with Basic Resources, which was paid in equal quarterly installments to the Company through the first quarter of 2025. These gains were recorded in other gain in the Company’s Consolidated Statements of Operations for the respective periods and are included in restructuring and other items for segment data reporting purposes.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirty-nine weeks ended November 2, 2025, by segment (please see Note 17, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	EMEA	Americas	APAC	Licensing	Total
Goodwill, net as of February 2, 2025	$1,426.4	$7.6	$414.0	$412.1	$2,260.1
Impairment	—	(7.6)	(418.4)	—	(426.0)
Currency translation	141.5	—	4.4	1.9	147.8
Goodwill, net as of November 2, 2025	$1,567.9	$—	$—	$414.0	$1,981.9

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

Interim Impairment Test

Macroeconomic and geopolitical factors that occurred during the first quarter of 2025 resulted in significant market volatility and a decrease in the Company’s stock price. As a result, the Company determined there was a triggering event that required the Company to perform a quantitative interim goodwill impairment test as of the end of the first quarter of 2025.

As a result of this interim impairment test, the Company recorded $426.0 million of noncash impairment charges during the first quarter of 2025, which were included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and included in restructuring and other items for segment data reporting purposes. The impairments were primarily due to a significant increase in discount rates, which incorporated elevated risk premiums, in particular for the Americas and APAC reporting units. Impairment charges of $7.6 million and $418.4 million fully impaired the goodwill balances in the Americas and APAC segments, respectively.

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

Annual Impairment Test

The Company performed its annual impairment test for goodwill as of the beginning of the third quarter of 2025. For the 2025 annual goodwill impairment test, the Company elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, the Company considered the results of its quantitative interim goodwill impairment test performed in the first quarter of 2025 and the impact of changes in the weighted average cost of capital and updated financial forecasts since the date of the interim impairment test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from the Company’s annual impairment test.

There have been no significant events or changes in circumstances during the thirteen weeks ended November 2, 2025 that would indicate the remaining carrying amount of the Company’s goodwill may be impaired as of November 2, 2025. If economic conditions or market factors utilized in the impairment analysis deteriorate, or if the Company’s reporting units with allocated goodwill do not perform as projected, the Company could incur additional goodwill impairment charges in the future.

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

For the reacquired perpetual license rights in Australia, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, the Company recorded $53.5 million of noncash impairment charges during the first quarter of 2025 to write down the license rights, which had a carrying amount of $190.8 million, to a fair value of $137.3 million. The $53.5 million of impairment charges was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and included in restructuring and other items for segment data reporting purposes. The impairment was primarily due to a significant increase in discount rates. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the Australia business would result in a change to the estimated fair value of the license rights of approximately $22 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the license rights of approximately $25 million.

The fair value of the Company’s reacquired perpetual license rights in Australia was determined using an income approach which estimates the net cash flows directly attributable to the subject intangible asset. These cash flows were discounted to present value using a discount rate of approximately 17% that factors in the relative risk of the intangible asset.

Annual Impairment Test

The Company performed its annual impairment test for indefinite-lived intangible assets as of the beginning of the third quarter of 2025. For the 2025 annual indefinite-lived intangible assets impairment test, the Company elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, the Company considered the results of its interim impairment testing performed in the first quarter of 2025 and the impact of changes in the weighted average cost of capital and updated financial forecasts since the date of the interim impairment test. After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of its indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test. Except for the reacquired perpetual license rights in Australia, for which the most recent quantitative impairment test was performed in the first quarter of 2025, the results of which are described above, all indefinite-lived intangibles had significant excess fair value in the most recent quantitative impairment test performed in 2024. If economic conditions or market factors utilized in the most recent quantitative impairment analyses deteriorate, or if the cash flows supporting the Company’s indefinite-lived intangible assets do not perform as projected, the Company could incur additional indefinite-lived intangible asset impairment charges in the future.

There have been no significant events or changes in circumstances during the thirteen weeks ended November 2, 2025 that would indicate the remaining carrying amount of the Company’s indefinite-lived intangible assets may be impaired as of November 2, 2025.

7. RETIREMENT AND BENEFIT PLANS

The Company, as of November 2, 2025, has two noncontributory qualified defined benefit pension plans (the “Pension Plans”) covering substantially all employees resident in the United States hired prior to January 1, 2022 who meet certain age and service requirements. The Pension Plans provide monthly benefits upon retirement generally based on career average compensation, subject to the plan freeze discussed below, and years of credited service. They also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in benefits generally occurs after five years of service.

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

In the fourth quarter of 2023, the Company’s Board of Directors approved changes to the Pension Plans and the associated SERP Plan to freeze the pensionable compensation and credited service amounts used to calculate participants’ benefits which became effective June 30, 2024, except for employees near retirement age that met a specified service requirement, who continue to accrue benefits under the Pension Plans and the associated SERP Plan, as applicable, through June 30, 2026 (two years after the effective date of the freeze).

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/2/25	11/3/24	11/2/25	11/3/24

Service cost	$1.1	$1.9	$3.2	$8.8
Interest cost	6.5	7.2	19.6	21.5
Expected return on plan assets	(6.1)	(8.2)	(18.4)	(24.6)
Total	$1.5	$0.9	$4.4	$5.7

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/2/25	11/3/24	11/2/25	11/3/24

Service cost	$0.1	$0.1	$0.3	$0.6
Interest cost	0.6	0.6	1.7	1.8
Total	$0.7	$0.7	$2.0	$2.4

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024.

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

8. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of November 2, 2025.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $224.3 million based on exchange rates in effect on November 2, 2025 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of November 2, 2025.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of November 2, 2025.

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

The April 4 facility will mature on April 3, 2026. The term loans under the April 4 facility may be funded in up to four borrowings prior to February 4, 2026, subject to a minimum borrowing requirement of $50.0 million. If drawn upon, the borrowings under the April 4 facility will primarily be used for working capital or other general corporate purposes of the Company. The Company has not drawn on the April 4 facility and the entire $250.0 million remained available for borrowing as of November 2, 2025. Any outstanding borrowings under the April 4 facility would be prepayable at any time without penalty (other than customary breakage costs).

Term loans borrowed under the April 4 facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, either a base rate or a term secured overnight financing rate (“SOFR”) rate, calculated in a manner set forth in the April 4 facility, plus an applicable margin. The applicable margin with respect to the April 4 facility as of November 2, 2025 was 1.125% for loans bearing interest at the term SOFR rate and 0.125% for loans bearing interest at the base rate. The applicable margin is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	11/2/25	2/2/25	11/3/24

Senior unsecured Term Loan A facility due 2027 (1)	$472.7	$432.7	$455.2
4 5/8% senior unsecured notes due 2025	—	499.4	499.1
3 1/8% senior unsecured euro notes due 2027 (1)	690.1	619.1	647.1
4 1/8% senior unsecured euro notes due 2029 (1)	601.5	539.5	563.9
5 1/2% senior unsecured notes due 2030	494.5	—	—
Total	2,258.8	2,090.7	2,165.3
Less: Current portion of long-term debt	12.7	510.8	511.1
Long-term debt	$2,246.1	$1,579.9	$1,654.2

(1) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of November 2, 2025, February 2, 2025 and November 3, 2024.

The Company’s mandatory long-term debt repayments for the remainder of 2025 through 2030 were as follows as of November 2, 2025:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2025	$3.2
2026	12.7
2027	1,149.7
2028	—
2029	605.7
2030	500.0

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2025 through 2030 exceed the total carrying amount of the Company’s debt as of November 2, 2025 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of November 2, 2025, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company made payments totaling $9.4 million and $9.0 million on its term loan under the 2022 facilities during the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.

The applicable margin with respect to the Euro TLA facility as of November 2, 2025 was 1.250%. The applicable margin with respect to the revolving credit facilities as of November 2, 2025 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate (“EURIBOR”) or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

5 1/2% Senior Notes Due 2030

The Company issued on June 13, 2025, $500.0 million principal amount of 5 1/2% senior notes due June 13, 2030. The Company paid $6.0 million of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of November 2, 2025, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit and bank guarantees primarily to collateralize the Company’s insurance and lease obligations. The Company had $98.9 million of these standby letters of credit and bank guarantees outstanding as of November 2, 2025.

Please see Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025 for further discussion of the Company’s debt.

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended November 2, 2025 and November 3, 2024 were 97.4% and 21.0%, respectively. The effective income tax rate for the thirteen weeks ended November 2, 2025 reflected a $156.1 million income tax expense recorded on $160.3 million of pre-tax income. The effective income tax rate for the thirteen weeks ended November 3, 2024 reflected a $35.1 million income tax expense recorded on $167.0 million of pre-tax income.

The effective income tax rates for the thirty-nine weeks ended November 2, 2025 and November 3, 2024 were 335.1% and 13.3%, respectively. The effective income tax rate for the thirty-nine weeks ended November 2, 2025 reflected a $(261.7) million income tax benefit recorded on $(78.1) million of pre-tax losses. The effective income tax rate for the thirty-nine weeks ended November 3, 2024 reflected a $67.9 million income tax expense recorded on $509.2 million of pre-tax income.

The effective income tax rates for the thirteen and thirty-nine weeks ended November 2, 2025 were higher than the prior year periods primarily due to (i) the impact of the $479.5 million pre-tax noncash goodwill and other intangible asset impairment charges recorded during the first quarter of 2025, which were non-deductible for tax purposes and factored into the Company’s 2025 annualized effective income tax rate, and resulted in a change to the Company’s effective income tax rates for the thirteen and thirty-nine weeks ended November 2, 2025 of 71.0% and 313.3%, respectively, and (ii) the impact in the prior year thirty-nine week period of a favorable change in the Company’s uncertain tax positions resulting in a benefit to the Company’s 2024 effective tax rate of 6.5% from the settlement of a multiyear audit in an international jurisdiction in the second quarter of 2024.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,326.0 million and $1,291.6 million, respectively, as of November 2, 2025, $1,181.0 million and $1,158.6 million, respectively, as of February 2, 2025 and $1,222.6 million and $1,211.0 million, respectively, as of November 3, 2024. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

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

In July 2025, the Company completed a transaction to effectively blend and extend the cross-currency swaps maturing in July 2025 with new fixed-to-fixed cross-currency swap contracts maturing in July 2027 and July 2028 with notional amounts of $300.0 million and $200.0 million, respectively. As part of these swap contracts, the Company will receive fixed-rate United States dollar-denominated interest at contracted rates and will pay fixed-rate euro-denominated interest at a rate of 0%.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	11/2/25		2/2/25		11/3/24		11/2/25		2/2/25		11/3/24
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$4.8	$0.3	$41.0	$3.6	$8.0	$1.1	$24.5	$—	$0.6	$—	$1.3	$0.1
Cross-currency swap contracts (net investment hedges)	5.5	—	24.9	—	3.8	—	—	27.9	—	—	—	—
Undesignated contracts:
Foreign currency forward contracts	3.7	—	4.1	—	5.1	—	0.5	—	0.9	—	0.7	—
Total	$14.0	$0.3	$70.0	$3.6	$16.9	$1.1	$25.0	$27.9	$1.5	$—	$2.0	$0.1

The notional amount outstanding of foreign currency forward contracts was $1,305.4 million at November 2, 2025. Such contracts expire principally between November 2025 and December 2026.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)

(In millions)

Thirteen Weeks Ended	11/2/25	11/3/24
Foreign currency forward contracts (inventory purchases)	$9.6	$6.7
Foreign currency borrowings (net investment hedges)	5.6	8.6
Cross-currency swap contracts (net investment hedges)	3.5	4.4
Total	$18.7	$19.7

Thirty-Nine Weeks Ended	11/2/25	11/3/24
Foreign currency forward contracts (inventory purchases)	$(51.5)	$10.6
Foreign currency borrowings (net investment hedges)	(131.4)	(5.1)
Cross-currency swap contracts (net investment hedges)	(45.1)	3.9
Total	$(228.0)	$9.4

	Amount of Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	11/2/25	11/3/24		11/2/25	11/3/24
Foreign currency forward contracts (inventory purchases)	$6.9	$5.3	Cost of goods sold	$1,001.5	$938.5
Cross-currency swap contracts (net investment hedges)	2.0	1.7	Interest expense	23.2	23.0
Total	$8.9	$7.0

Thirty-Nine Weeks Ended	11/2/25	11/3/24		11/2/25	11/3/24
Foreign currency forward contracts (inventory purchases)	$21.3	$17.3	Cost of goods sold	$2,739.8	$2,520.1
Cross-currency swap contracts (net investment hedges)	5.6	5.2	Interest expense	71.4	69.1
Total	$26.9	$22.5

A net loss in AOCL on foreign currency forward contracts at November 2, 2025 of $29.1 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward contracts is sold. Amounts recognized in AOCL for foreign currency borrowings and the effective portion of the Company’s net investment hedges would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain (Loss) Recognized in SG&A Expenses
Thirteen Weeks Ended	11/2/25	11/3/24
Foreign currency forward contracts (1)	$2.1	$2.5

Thirty-Nine Weeks Ended	11/2/25	11/3/24
Foreign currency forward contracts (1)	$(24.1)	$0.3

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of November 2, 2025.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	11/2/25				2/2/25				11/3/24
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$8.8	N/A	$8.8	N/A	$48.7	N/A	$48.7	N/A	$14.2	N/A	$14.2
Cross-currency swap contracts (net investment hedges)	N/A	5.5	N/A	5.5	N/A	24.9	N/A	24.9	N/A	3.8	N/A	3.8
Rabbi trust assets	$21.3	N/A	N/A	21.3	$14.3	N/A	N/A	14.3	$14.5	N/A	N/A	14.5
Total Assets	$21.3	$14.3	N/A	$35.6	$14.3	$73.6	N/A	$87.9	$14.5	$18.0	N/A	$32.5

Liabilities:
Foreign currency forward contracts	N/A	$25.0	N/A	$25.0	N/A	$1.5	N/A	$1.5	N/A	$2.1	N/A	$2.1
Cross-currency swap contracts (net investment hedges)	N/A	27.9	N/A	27.9	N/A	—	N/A	—	N/A	—	N/A	—
Total Liabilities	N/A	$52.9	N/A	$52.9	N/A	$1.5	N/A	$1.5	N/A	$2.1	N/A	$2.1

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

	11/2/25		2/2/25		11/3/24
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$1.6	$19.7	$1.0	$13.3	$1.6	$12.9

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains recognized on the rabbi trust investments during the thirteen and thirty-nine weeks ended November 2, 2025 were $1.5 million and $2.5 million, respectively. Unrealized gains recognized on the rabbi trust investments were immaterial during the thirteen and thirty-nine weeks ended November 3, 2024.

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

The following table shows the fair value of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the thirty-nine weeks ended November 2, 2025, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
11/2/25	Level 1	Level 2	Level 3
Other intangible assets, net	N/A	N/A	$137.3	$137.3	$53.5

Other intangible assets with a carrying amount of $190.8 million were written down to a fair value of $137.3 million during the thirty-nine weeks ended November 2, 2025. In addition, the Company recorded $426.0 million of goodwill impairment charges during the thirty-nine weeks ended November 2, 2025. Please see Note 6, “Goodwill and Other Intangible Assets,” for further discussion.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	11/2/25		2/2/25		11/3/24
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$158.2	$158.2	$748.0	$748.0	$559.6	$559.6
Short-term borrowings	—	—	—	—	—	—
Long-term debt (including portion classified as current)	2,258.8	2,309.1	2,090.7	2,113.8	2,165.3	2,176.5

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

Net income for the thirty-nine weeks ended November 2, 2025 and November 3, 2024 included $37.0 million and $39.1 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $4.8 million in each year.

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the thirty-nine weeks ended November 2, 2025 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2025	1,069	$93.45
Granted	844	69.24
Vested	412	91.20
Forfeited	139	86.37
Non-vested at November 2, 2025	1,362	$79.86

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the thirty-nine weeks ended November 2, 2025 and the resulting weighted average grant date fair value:

11/2/25
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

Total PSU activity for the thirty-nine weeks ended November 2, 2025 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 2, 2025	266	$110.64
Granted	192	85.12
Increase due to market conditions achieved above target	9	102.88
Vested	42	102.88
Forfeited	14	117.79
Non-vested at November 2, 2025	411	$99.13

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods. There were no stock options granted during the thirty-nine weeks ended November 2, 2025.

Stock option activity for the thirty-nine weeks ended November 2, 2025 was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option
Outstanding at February 2, 2025	504	$92.31
Granted	—	—
Exercised	20	68.84
Forfeited / Expired	47	93.58
Outstanding at November 2, 2025	437	$93.23

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended November 2, 2025 and November 3, 2024:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 2, 2025	$(890.8)		$34.0	$(856.8)
Other comprehensive income (loss) before reclassifications	161.2	(1)(2)	(38.2)	123.0
Less: Amounts reclassified from AOCL	4.2		15.8	20.0
Other comprehensive income (loss)	157.0		(54.0)	103.0
Balance, November 2, 2025	$(733.8)		$(20.0)	$(753.8)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 4, 2024	$(768.7)		$15.1	$(753.6)
Other comprehensive (loss) income before reclassifications	(25.5)	(1)(3)	7.9	(17.6)
Less: Amounts reclassified from AOCL	3.9		12.5	16.4
Other comprehensive loss	(29.4)		(4.6)	(34.0)
Balance, November 3, 2024	$(798.1)		$10.5	$(787.6)

(1) Foreign currency translation adjustments included a net loss on net investment hedges of $132.5 million and $0.9 million during the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.

(2) Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

(3) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the Mexican peso and the Brazilian real.

The following table presents reclassifications from AOCL to earnings for the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/2/25	11/3/24	11/2/25	11/3/24
Realized gain on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$6.9	$5.3	$21.3	$17.3	Cost of goods sold
Less: Tax effect	1.8	1.5	5.5	4.8	Income tax expense (benefit)
Total, net of tax	$5.1	$3.8	$15.8	$12.5

Foreign currency translation adjustments:
Cross-currency swap contracts (net investment hedges)	$2.0	$1.7	$5.6	$5.2	Interest expense
Less: Tax effect	0.5	0.4	1.4	1.3	Income tax expense (benefit)
Total, net of tax	$1.5	$1.3	$4.2	$3.9

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

On April 1, 2025, the Company entered into accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $500.0 million of the Company’s shares of common stock under the Company’s existing $5.0 billion stock repurchase authorization. The Company paid $500.0 million to the financial institutions and received initial deliveries of an aggregate of approximately 4.6 million shares of the Company’s common stock at a price of $76.43 per share, the closing share price of the Company’s common stock on April 1, 2025. The value of the initial shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115.0 million of short-term borrowings. During the third quarter of 2025, the ASR agreements were settled, and the Company received an aggregate of approximately 2.3 million of additional shares of the Company’s common stock. The total number of shares purchased by the Company under the ASR agreements was approximately 6.9 million shares at a price paid per share of $72.44, which was based on the daily volume-weighted average price of the Company’s common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The ASR agreements were accounted for as a share purchase transaction and forward stock purchase agreement indexed to the Company’s common stock.

During the thirty-nine weeks ended November 2, 2025, the Company additionally purchased 0.8 million shares (all prior to the execution of the ASR agreements) and during the thirty-nine weeks ended November 3, 2024, the Company purchased 2.4 million shares of its common stock under the program in open market transactions for $60.8 million and $254.2 million, respectively. Excise taxes of $5.9 million and $2.2 million were excluded from the share repurchases for these periods, including in respect of the shares repurchased under the ASR agreements. As of November 2, 2025, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

15. EXIT ACTIVITY COSTS

Growth Driver 5 Actions

In line with the fifth growth driver of the PVH+ Plan – drive efficiencies and invest in growth – the Company embarked on a multiyear initiative beginning in the second quarter of 2024 to simplify its operating model by centralizing certain processes and improving systems and automation to drive more efficient and cost-effective ways of working across the organization, through four main pillars: (i) delivering a single global technology stack, (ii) redesigning the Company’s global distribution network, (iii) reengineering the operating model in Europe, and (iv) streamlining and optimizing the Company’s support functions globally (referred to as “Growth Driver 5 Actions”).

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

(In millions)	Costs Incurred During the Thirteen Weeks Ended 11/3/24	Costs Incurred During the Thirty-Nine Weeks Ended 11/3/24	Costs Incurred During the Thirteen Weeks Ended 11/2/25	Costs Incurred During the Thirty-Nine Weeks Ended 11/2/25	Cumulative Net Costs Incurred
Severance, termination benefits and other employee costs	$12.2	$27.5	$19.2	$75.1	$108.6
Accelerated depreciation (1)	—	—	2.3	4.6	4.6
Gain on sale of warehouse and distribution center (2)	(9.5)	(9.5)	—	—	(9.5)
Total	$2.7	$18.0	$21.5	$79.7	$103.7

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

The severance, termination benefits and other employee costs and accelerated depreciation expense were recorded in SG&A expenses and the gain on the sale of warehouse and distribution center was included in other gain in the Company’s Consolidated Statements of Operations for the respective periods. These pre-tax net costs are included in restructuring and other items for segment data reporting purposes.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/2/25	Costs Incurred During the Thirty-Nine Weeks Ended 11/2/25	Costs Paid During the Thirty-Nine Weeks Ended 11/2/25	Liability at 11/2/25
Severance, termination benefits and other employee costs	$22.6	$75.1	$52.2	$45.5

16. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	11/2/25	11/3/24	11/2/25	11/3/24

Net income	$4.2	$131.9	$183.6	$441.3

Weighted average common shares outstanding for basic net income per common share	47.3	55.8	48.8	56.4
Weighted average impact of dilutive securities	0.6	0.5	0.5	0.7
Total shares for diluted net income per common share	47.9	56.3	49.3	57.1

Basic net income per common share	$0.09	$2.37	$3.76	$7.83

Diluted net income per common share	$0.09	$2.34	$3.72	$7.74

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/2/25	11/3/24	11/2/25	11/3/24

Weighted average potentially dilutive securities	0.7	0.6	0.9	0.4

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of November 2, 2025 and November 3, 2024 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.5 million and 0.4 million as of November 2, 2025 and November 3, 2024, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. SEGMENT DATA

Effective February 3, 2025, the first day of 2025, the Company changed its reportable segments to be region-focused to align with changes in its business and organizational structure. These changes included the reorganization of the executive leadership structure directly reporting to the Company’s Chief Executive Officer, who is the CODM. The Company’s new organizational structure provides for the pairing of the Company’s global brands with commercial execution in geographic regions, underpinned by a demand- and data-driven operating model, making steady progress against the PVH+ Plan, the Company’s multiyear, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH the leading brand building group in its sector. The Company’s new reportable segments are: (i) Europe, the Middle East and Africa (“EMEA”), (ii) Americas, (iii) Asia-Pacific (“APAC”), and (iv) Licensing. The new reportable segments reflect the way the Company is currently being managed and for which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance. In the tables below, the Company has recast historical segment reporting to reflect the new organizational structure.

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

Segment Data

The Company’s revenue, significant expenses, and income before interest and taxes by segment, which include the impact of changes in foreign currency exchanges rates, were as follows:

	Thirteen Weeks Ended
	11/2/2025
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$1,113.9	$682.8	$391.9	$105.7	$2,294.3
Cost of goods sold (1)	(486.6)	(394.7)	(120.2)	—	(1,001.5)
Marketing expenses (excluding an additional $50.2 included in Corporate and other) (1)	(35.1)	(32.1)	(23.3)	—	(90.5)	(2)
Other segment items (3)	(381.1)	(210.7)	(174.8)	(18.3)	(784.9)
Segment income before interest and taxes	$211.1	$45.3	$73.6	$87.4	$417.4
Corporate and other (including $50.2 of marketing expenses) (4)					(215.1)	(2)
Restructuring and other items (5)					(21.5)
Income before interest and taxes					$180.8

	Thirteen Weeks Ended
	11/3/2024
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$1,072.7	$666.3	$397.7	$118.4	$2,255.1
Cost of goods sold (1)	(469.0)	(345.5)	(124.0)	—	(938.5)
Marketing expenses (excluding an additional $47.6 included in Corporate and other) (1)	(34.8)	(28.5)	(22.4)	—	(85.7)	(2)
Other segment items (3)	(369.0)	(204.1)	(179.5)	(23.3)	(775.9)
Segment income before interest and taxes	$199.9	$88.2	$71.8	$95.1	$455.0
Corporate and other (including $47.6 of marketing expenses) (4)					(218.5)	(2)
Restructuring and other items (6)					(53.4)
Income before interest and taxes					$183.1
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    In addition to the marketing expenses incurred by the Company’s reportable segments, there was $50.2 million and $47.6 million of global brand marketing expense, including marketing expenses benefiting the Company’s licensees, recorded in Corporate and other for the thirteen weeks ended November 2, 2025 and November 3, 2024, respectively. Total marketing expenses incurred by the Company for the thirteen weeks ended November 2, 2025 and November 3, 2024 were $140.7 million and $133.3 million, respectively.

(3)    Other segment items include (i) all other segment SG&A expenses other than marketing expense, including direct and indirect costs to operate the segment’s retail store, digital commerce, licensing and wholesale businesses, warehousing and distribution costs, depreciation and amortization, and other costs, and (ii) equity in net income of unconsolidated affiliates.

(4)    Corporate and other includes costs that are not specific to any particular segment, primarily consisting of (i) global brand costs, which include centrally managed marketing, design, and merchandising costs; (ii) corporate expenses, which include centrally managed information technology costs, including network, infrastructure and global systems; expenses for senior corporate management; and expenses for corporate support functions including finance, human resources, legal and information security; and (iii) intangible asset amortization.

(5)     Restructuring and other items for the thirteen weeks ended November 2, 2025 related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs,” consisting principally of severance.

(6) Restructuring and other items for the thirteen weeks ended November 3, 2024 included (i) costs of $50.7 million incurred in connection with an amendment to Mr. Tommy Hilfiger’s employment agreement pursuant to which the Company made a cash buyout of a portion of the future payment obligations (the “Mr. Hilfiger amendment”) and (ii) net costs of $2.7 million incurred related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs,” consisting principally of severance and a gain in connection with the sale of a warehouse and distribution center.

	Thirty-Nine Weeks Ended
	11/2/2025
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$3,090.1	$1,975.2	$1,078.8	$301.0	$6,445.1
Cost of goods sold (1)	(1,323.4)	(1,101.7)	(314.7)	—	(2,739.8)
Marketing expenses (excluding an additional $130.3 included in Corporate and other) (1)	(94.6)	(77.6)	(49.7)	—	(221.9)	(2)
Other segment items (3)	(1,133.1)	(616.3)	(510.5)	(48.1)	(2,308.0)
Segment income before interest and taxes	$539.0	$179.6	$203.9	$252.9	$1,175.4
Corporate and other (including $130.3 of marketing expenses) (4)					(634.4)	(2)
Restructuring and other items (5)					(559.2)
Loss before interest and taxes					$(18.2)

	Thirty-Nine Weeks Ended
	11/3/2024
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$2,969.8	$1,853.0	$1,140.0	$318.5	$6,281.3
Cost of goods sold (1)	(1,244.8)	(941.0)	(334.3)	—	(2,520.1)
Marketing expenses (excluding an additional $131.3 included in Corporate and other) (1)	(95.3)	(76.0)	(51.6)	—	(222.9)	(2)
Other segment items (3)	(1,099.3)	(601.0)	(519.0)	(57.9)	(2,277.2)
Segment income before interest and taxes	$530.4	$235.0	$235.1	$260.6	$1,261.1
Corporate and other (including $131.3 of marketing expenses) (4)					(640.3)	(2)
Restructuring and other items (6)					(58.7)
Income before interest and taxes					$562.1
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    In addition to the marketing expenses incurred by the Company’s reportable segments, there was $130.3 million and $131.3 million of global brand marketing expense, including marketing expenses benefiting the Company’s licensees, recorded in Corporate and other for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively. Total marketing expenses incurred by the Company for the thirty-nine weeks ended November 2, 2025 and November 3, 2024 were $352.2 million and $354.2 million, respectively.

(3)    Other segment items include (i) all other segment SG&A expenses other than marketing expense, including direct and indirect costs to operate the segment’s retail store, digital commerce, licensing and wholesale businesses, warehousing and distribution costs, depreciation and amortization, and other costs, and (ii) equity in net income of unconsolidated affiliates.

(4)    Corporate and other includes costs that are not specific to any particular segment, primarily consisting of (i) global brand costs, which include centrally managed marketing, design, and merchandising costs; (ii) corporate expenses, which include centrally managed information technology costs, including network, infrastructure and global systems; expenses for senior corporate management; and expenses for corporate support functions including finance, human resources, legal and information security; and (iii) intangible asset amortization.

(5)     Restructuring and other items for the thirty-nine weeks ended November 2, 2025 included (i) noncash impairment charges of $479.5 million related to goodwill and other intangible assets discussed further in Note 6, “Goodwill and Other Intangible Assets” and (ii) costs of $79.7 million incurred related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs,” consisting principally of severance.

(6)     Restructuring and other items for the thirty-nine weeks ended November 3, 2024 included (i) costs of $50.7 million incurred in connection with the Mr. Hilfiger amendment, (ii) net costs of $18.0 million incurred related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs,” consisting principally of severance and a gain in connection with the sale of a warehouse and distribution center and (iii) a gain of $10.0 million in connection with the Heritage Brands intimates transaction discussed further in Note 5, “Divestitures.”

Additional reportable segment information for the Company is as follows:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(In millions)	11/2/25		11/3/24	11/2/25		11/3/24
Depreciation and Amortization
EMEA	$33.0		$30.5	$95.9		$92.2
Americas	9.2		10.2	28.1		32.2
APAC	10.2		11.6	31.1		33.6
Corporate and other	14.7		17.4	46.1		53.6
Restructuring and other items	2.3	(1)	—	4.6	(1)	—
Total	$69.4		$69.7	$205.8		$211.6
(1)    Restructuring and other items for the thirteen and thirty-nine weeks ended November 2, 2025 included accelerated depreciation related to the Growth Driver 5 Actions described in Note 15, “Exit Activity Costs.”

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/2/25	11/3/24	11/2/25	11/3/24
Equity in net income of unconsolidated affiliates
Americas	$7.7	$9.1	$26.2	$28.8
APAC	2.3	1.5	6.5	5.9
Total	$10.0	$10.6	$32.7	$34.7

(In millions)	11/2/25	2/2/25	11/3/24
Inventories, net (1)
EMEA	$867.5	$783.7	$827.5
Americas	537.0	475.1	519.6
APAC	259.5	249.9	261.1
Total inventories, net	$1,664.0	$1,508.7	$1,608.2
All other assets	9,757.2	9,524.5	9,633.1
Total assets	$11,421.2	$11,033.2	$11,241.3
(1)Inventories, net includes the impact of changes in foreign currency exchange rates.

Revenue by Brand

The Company’s revenue by brand was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/2/25	(1)	11/3/24	(1)	11/2/25	(1)	11/3/24	(1)
Tommy Hilfiger	$1,217.7		$1,200.9		$3,401.7		$3,307.6
Calvin Klein	1,018.2		993.9		2,884.3		2,811.0
Heritage Brands	58.4		60.3		159.1		162.7
Total	$2,294.3		$2,255.1		$6,445.1		$6,281.3
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

Revenue by Distribution Channel

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/2/25	(1)	11/3/24	(1)	11/2/25	(1)	11/3/24	(1)
Wholesale revenue	$1,257.6		$1,208.8		$3,342.0		$3,171.9

Owned and operated retail stores	760.7		760.0		2,291.7		2,293.9
Owned and operated digital commerce sites	170.3		167.9		510.4		497.0
Retail revenue	931.0		927.9		2,802.1		2,790.9

Licensing revenue	105.7		118.4		301.0		318.5
Total	$2,294.3		$2,255.1		$6,445.1		$6,281.3
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

Intersegment transactions, which primarily consist of transfers of inventory, were not material.

18. RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted as of November 2, 2025

The Financial Accounting Standards Board (“FASB”) issued in December 2023 ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company will adopt this standard on a prospective basis beginning with its 2025 annual consolidated financial statements. Other than the incremental disclosures, the adoption will not have any impact on the Company’s consolidated financial statements.

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

The FASB issued in September 2025 ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. Entities may apply the guidance using a prospective, retrospective or modified transition approach. The update will be effective for the Company beginning with its first quarter 2028 consolidated financial statements, with early adoption permitted. The Company is currently evaluating the update to determine the impact the adoption will have on its consolidated financial statements.

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

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended November 2, 2025 totaled $95.0 million and $266.5 million, respectively. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended November 3, 2024 totaled $84.2 million and $248.5 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $29.2 million, $22.4 million and $46.6 million as of November 2, 2025, February 2, 2025 and November 3, 2024, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $363.1 million, $457.9 million and $422.9 million of the Company’s payment obligations that were outstanding as of November 2, 2025, February 2, 2025 and November 3, 2024, respectively, to financial institutions and $1,424.8 million and $1,330.8 million had been settled through the program during the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.

Guarantees

The Company has guaranteed the payment of amounts on behalf of certain parties. There have been no significant changes to the amounts guaranteed by the Company from those discussed in Note 20, “Guarantees,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2025.

Leases

As stated in the Company’s Consolidated Balance Sheets, information related to the Company’s operating leases was as follows:

(In millions)	11/2/25	2/2/25	11/3/24
Operating Lease Right-of-Use-Assets	$1,864.9	$1,157.5	$1,199.5
Current portion of operating lease liabilities	340.1	289.1	293.4
Long-Term Portion of Operating Lease Liabilities	1,658.1	1,011.3	1,051.6

The increase in operating lease right-of-use assets and operating lease liabilities for the thirty-nine weeks ended November 2, 2025 was primarily due to the execution of lease extensions, generally for a term of 10 years, with certain retail outlet store landlords covering a significant portion of the Company’s North America store portfolio.

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

PVH+ Plan

At our April 2022 Investor Day, we introduced the PVH+ Plan, our multiyear, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH one of the highest performing brand groups in our sector. Please refer to Item 1 of our Annual Report on Form 10-K for the year ended February 2, 2025 under the heading “Our Business Strategy” for a description of the plan.

RESULTS OF OPERATIONS

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as recently enacted tariffs on goods imported into the United States, elevated interest rates and the risk of recession, continue to create a complex and challenging retail environment globally, particularly in North America. Macroeconomic factors have had and may continue to have a negative impact on consumer demand for apparel and related products globally.

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

We currently expect the tariffs currently in place for goods coming into the United States will have an estimated net negative impact on our full year 2025 gross profit, including an unmitigated impact of approximately $65 million and a partially offsetting impact from planned mitigation actions which began in the third quarter and will more significantly take effect in the fourth quarter. However, the duration, magnitude and scope of any additional tariffs are difficult to predict, along with the extent (if any) to which we will be able to offset the impact through our mitigation efforts.

There is significant uncertainty with respect to global trade policies and the related impact on the broader macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. Our 2025 outlook assumes no material worsening of current conditions. Our revenue and earnings in 2025 may be subject to material change as a result of these and other macroeconomic factors.

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
•We embarked on a multiyear initiative beginning in the second quarter of 2024 to simplify our operating model by centralizing certain processes, and improving systems and automation to drive more efficient and cost-effective ways of working across the organization (the “Growth Driver 5 Actions”). The initiative is expected to result in annual cost savings of approximately $200 million to $300 million, net of continued strategic investments by 2026, with the actions to support it largely completed by the end of 2025. We recorded pre-tax costs of $80 million during the thirty-nine weeks ended November 2, 2025 in connection with this initiative consisting principally of severance. We recorded pre-tax costs of $24 million during 2024 in connection with this initiative, including $33 million of costs consisting principally of severance, which were partially offset by a $10 million gain on the sale of a warehouse and distribution center. We expect to incur additional costs in 2025, however the additional costs cannot be quantified at this time. Please see Note 15, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.
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

We extended in 2022 most of our licensing agreements with G-III Apparel Group, Ltd. for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2027, the first of which occurred at the end of calendar 2023. Upon expiration, we have been, and intend to continue to directly operate a significant portion of the businesses for the previously licensed product categories, with the remainder to be re-licensed to other third parties. The expiration of these licenses and the transition of previously licensed women’s product categories in house did not have a material impact on our revenue and net income in 2024. In 2025, the transition of previously licensed product categories in house is expected to result in a less than 1% increase to our revenue and an approximately 50 basis point decline in our gross margin.

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

Due to the above seasonal factors, our results of operations for the thirteen and thirty-nine weeks ended November 2, 2025 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended November 2, 2025 Compared With Thirteen Weeks Ended November 3, 2024

The following table summarizes our consolidated statements of operations for the thirteen weeks ended November 2, 2025 compared to the prior year period:

	Thirteen Weeks Ended
	November 2,	November 3,		% / bps
(Dollars in Millions)	2025	2024	$ change	change
Revenue	$2,294	$2,255	$39	2%
Gross profit	1,293	1,317	(24)	(2)%
% of revenue	56.3%	58.4%		(210) bps
Selling, general and administrative expenses	1,121	1,154	(33)	(3)%
% of revenue	48.9%	51.2%		(230) bps
Non-service related pension and postretirement (cost) income	(1)	0	(1)	NM
Other gain	—	10	(10)	NM
Equity in net income of unconsolidated affiliates	10	11	(1)	(6)%
Income before interest and taxes	181	183	(2)	(1)%
% of revenue	7.9%	8.1%		(20) bps
Interest expense, net	21	16	4	27%
Income before taxes	160	167	(7)	(4)%
Income tax expense	156	35	(121)	NM
Effective tax rate	97.4%	21.0%		NM
Net income	$4	$132	$(128)	NM

NM - not meaningful

Total Revenue

Total revenue in the third quarter of 2025 was $2.294 billion compared to $2.255 billion in the third quarter of the prior year. The overall increase in revenue of $39 million, or 2%, included a 3% positive impact of foreign currency translation.

Revenue by Segment:

•EMEA – Revenue increased $41 million, or 4%, compared to the prior year period, including a positive impact of $62 million, or 6%, related to foreign currency translation. Excluding the impact of foreign currency translation, the decrease in revenue was driven by declines in both the direct-to-consumer and wholesale businesses.

•Americas – Revenue increased $17 million, or 2%, compared to the prior year period, driven by growth in the wholesale business partially offset by a decrease in the direct-to-consumer business. The increase in wholesale revenue included the transition to in-house of previously licensed women’s product categories partially offset by the impact of a shift in the timing of wholesale shipments as compared to the prior year period, as shipments in the prior year were more heavily weighted to the third and fourth quarters. The impact of foreign currency translation on our Americas segment was not significant.

•APAC – Revenue decreased $6 million, or 1%, compared to the prior year period, including a negative impact of $4 million, or 1%, related to foreign currency translation. Excluding the impact of foreign currency translation, the increase in revenue in the direct-to-consumer business was offset by a decrease in wholesale revenue.

•Licensing – Revenue decreased $13 million, or 11%, compared to the prior year period, primarily due to the transition to in-house of certain previously licensed women’s product categories.

Revenue by Brand:

•Tommy Hilfiger – Revenue increased 1% compared to the prior year period including a 3% positive foreign currency impact.

•Calvin Klein – Revenue increased 2% compared to the prior year period, including a 2% positive foreign currency impact.

Revenue by Channel:

•Direct-to-consumer – Revenue was flat compared to the prior year period including a 1% positive foreign currency impact.
◦Owned and operated retail stores – Revenue was flat compared to the prior year period, including a 2% positive foreign currency impact. Excluding the impact of foreign currency translation, growth in APAC was more than offset by declines in Americas and EMEA.
◦Owned and operated digital commerce – Revenue increased 1% compared to the prior year period, including a 2% positive foreign currency impact. Excluding the impact of foreign currency translation, growth in Americas and APAC was offset by a decline in EMEA.

•Wholesale – Revenue increased 4% compared to the prior year period, including a 3% positive foreign currency impact. Excluding the impact of foreign currency translation, the increase in Americas was partially offset by the decreases in APAC and EMEA as discussed above.

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

Gross profit in the third quarter of 2025 was $1.293 billion, or 56.3% of total revenue, compared to $1.317 billion, or 58.4% of total revenue, in the third quarter of the prior year. Approximately 110 basis points of the decline was due to the unmitigated negative impact of the recently enacted tariffs that are currently in place for goods coming into the United States, and approximately 50 basis points of the decline was due to the transition of previously licensed product categories into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins. The remaining 40 basis point decrease was driven by (i) an increase in promotional selling as compared to the prior year period, and (ii) higher freight costs and incremental discounts provided to customers to address the impact of Calvin Klein product delivery delays. The effect of mitigation actions to address the impact of tariffs were immaterial in the quarter.

SG&A Expenses

SG&A expenses in the third quarter of 2025 were $1.121 billion, or 48.9% of total revenue, compared to $1.154 billion, or 51.2% of total revenue, in the third quarter of the prior year. The 230 basis point decrease was primarily driven by (i) the absence in the third quarter of 2025 of costs incurred in the third quarter of 2024 in connection with the Mr. Hilfiger amendment, (ii) cost savings resulting from the Growth Driver 5 Actions and (iii) cost efficiencies across the business as we take a disciplined approach to managing expenses, partially offset by (i) an increase in restructuring costs incurred in the third quarter of 2025 in connection with the Growth Driver 5 Actions compared to the prior year period, and (ii) an increased investment in marketing.

Non-Service Related Pension and Postretirement (Cost) Income

Non-service related pension and postretirement (cost) income in the third quarter of 2025 was a cost of $(1) million as compared to income of approximately $400,000 in the third quarter of the prior year. Please see Note 7, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Other Gain

We recorded a gain of $10 million related to the sale of a warehouse and distribution center in the third quarter of 2024 in connection with the Growth Driver 5 Actions. Please see Note 15, “Exit Activity Costs,” in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $10 million in the third quarter of 2025 compared to $11 million in the third quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed trademarks in the United States and Canada. Our investments in the joint ventures are being accounted for under the equity method of accounting.

Income Before Interest and Taxes

Income before interest and taxes in the third quarter of 2025 was $181 million, or 7.9%, of total revenue, compared to $183 million, or 8.1% of total revenue, in the third quarter of the prior year, and included changes in our segments’ income before interest and taxes and other reconciling items as follows:

•EMEA – Income before interest and taxes in the third quarter of 2025 was $211 million, or 19.0% of total revenue, compared to $200 million, or 18.6% of total revenue in the third quarter of the prior year. The 40 basis point increase was driven by a decrease in SG&A expenses as a percentage of revenue primarily driven by savings resulting from the Growth Driver 5 Actions, partially offset by a gross margin decline.

•Americas – Income before interest and taxes in the third quarter of 2025 was $45 million, or 6.6% of total revenue, compared to $88 million, or 13.2% of total revenue in the third quarter of the prior year. The 660 basis point decrease was primarily driven by a gross margin decline, inclusive of the negative impact of the recently enacted tariffs that are currently in place for goods coming into the United States.

•APAC – Income before interest and taxes in the third quarter of 2025 was $74 million, or 18.8% of total revenue, compared to $72 million, or 18.1% of total revenue in the third quarter of the prior year. The 70 basis point increase was driven by an increase in gross margin and a decrease in SG&A expenses as a percentage of revenue.

•Licensing – Income before interest and taxes in the third quarter of 2025 was $87 million, an 8% decrease compared to $95 million in the prior year period, primarily due to the transition to in-house of certain previously licensed women’s product categories.

•Corporate and other costs were $215 million in the third quarter of 2025, a decrease of $3 million compared to $219 million in the prior year period, primarily due to a decrease in corporate costs which includes savings resulting from the Growth Driver 5 Actions along with other efficiencies. This decrease was partially offset by an increase in costs relating to our global brands, primarily due to an increased investment in marketing.

•Restructuring and other items included $22 million of restructuring costs in the third quarter of 2025 in connection with the Growth Driver 5 Actions. Restructuring and other items in the third quarter of 2024 included (i) $51 million of costs incurred in connection with the Mr. Hilfiger amendment and (ii) $3 million of net expenses in connection with the Growth Driver 5 Actions.

Interest Expense, Net

Interest expense, net increased to $21 million in the third quarter of 2025 from $16 million in the third quarter of the prior year primarily due to the impact of the accelerated share repurchase (“ASR”) agreements we entered into in April 2025 to repurchase $500 million shares of our common stock. Please see the section entitled “Acquisition of Treasury Shares” within “Liquidity and Capital Resources” below for further discussion.

Income Tax Expense

The effective income tax rate for the third quarter of 2025 was 97.4% compared to 21.0% in the third quarter of the prior year.

The effective income tax rate for the third quarter of 2025 reflected a $156 million income tax expense recorded on $160 million of pre-tax income. The effective income tax rate for the third quarter of 2024 reflected a $35 million income tax expense recorded on $167 million of pre-tax income.

The effective income tax rate for the third quarter of 2025 was higher than the prior year period primarily due to the impact of the $480 million pre-tax noncash goodwill and other intangible asset impairment charges recorded in the first quarter of 2025, which were non-deductible for tax purposes and factored into our annualized effective income tax rate, and resulted in a 71.0% increase to our effective income tax rate for the third quarter 2025.

Thirty-Nine Weeks Ended November 2, 2025 Compared With Thirty-Nine Weeks Ended November 3, 2024

The following table summarizes our consolidated statements of operations for the thirty-nine weeks ended November 2, 2025 compared to the thirty-nine week period of the prior year:

	Thirty-Nine Weeks Ended
	November 2,	November 3,		% / bps
(Dollars in Millions)	2025	2024	$ change	change
Revenue	$6,445	$6,281	$164	3%
Gross profit	3,705	3,761	(56)	(1)%
% of revenue	57.5%	59.9%		(240) bps
Selling, general and administrative expenses	3,274	3,255	19	1%
% of revenue	50.8%	51.8%		(100) bps
Goodwill and other intangible asset impairments	480	—	480	NM
Non-service related pension and postretirement (cost) income	(3)	1	(4)	NM
Other gain	—	20	(20)	NM
Equity in net income of unconsolidated affiliates	33	35	(2)	(6)%
(Loss) income before interest and taxes	(18)	562	(580)	NM
% of revenue	(0.3)%	8.9%		NM
Interest expense, net	60	53	7	13%
(Loss) income before taxes	(78)	509	(587)	NM
Income tax (benefit) expense	(262)	68	(330)	NM
Effective tax rate	335.1%	13.3%		NM
Net income	$184	$441	$(258)	(58)%

NM - not meaningful

Total Revenue

Total revenue in the thirty-nine weeks ended November 2, 2025 was $6.445 billion compared to $6.281 billion in the thirty-nine week period of the prior year. The overall increase in revenue of $164 million, or 3%, included a 2% positive impact of foreign currency translation.

Revenue by Segment:

•EMEA – Revenue increased $120 million, or 4%, compared to the thirty-nine week period of the prior year, including a positive impact of $131 million, or 4%, related to foreign currency translation. Excluding the impact of foreign currency translation, revenue was relatively flat in both the direct-to-consumer and wholesale businesses.

•Americas – Revenue increased $122 million, or 7%, compared to the thirty-nine week period of the prior year, driven by growth in the wholesale business partially offset by a low single-digit decline in the direct-to-consumer business. The increase in wholesale revenue included (i) the transition to in-house of previously licensed women’s product categories and (ii) the impact of a shift in the timing of wholesale shipments as compared to the prior year period, as shipments in the prior year were more heavily weighted to the third and fourth quarters. The impact of foreign currency translation on our Americas segment was not significant.

•APAC – Revenue decreased $61 million, or 5%, compared to the thirty-nine week period of the prior year, driven by decreases in both the direct-to-consumer and wholesale businesses, primarily due to a challenging consumer environment in the region, particularly in the first half of the year. The impact of foreign currency translation on our APAC segment was not significant.

•Licensing – Revenue decreased $17 million, or 5%, compared to the thirty-nine week period of the prior year, primarily due to the transition to in-house of certain previously licensed women’s product categories.

Revenue by Brand:

•Tommy Hilfiger – Revenue increased 3% compared to the thirty-nine week period of the prior year, including a 2% positive foreign currency impact.

•Calvin Klein – Revenue increased 3% compared to the thirty-nine week period of the prior year, including a 1% positive foreign currency impact.

Revenue by Channel:

•Direct-to-consumer – Revenue was flat compared to the thirty-nine week period of the prior year, including a 2% positive foreign currency impact.
◦Owned and operated retail stores – Revenue was flat compared to the thirty-nine week period of the prior year, including a 2% positive foreign currency impact. Excluding the impact of foreign currency translation, growth in EMEA was more than offset by declines in Americas and APAC, primarily due to the challenging consumer environment in those regions.
◦Owned and operated digital commerce – Revenue increased 3% compared to the thirty-nine week period of the prior year, including a 2% positive foreign currency impact. Excluding the impact of foreign currency translation, growth in Americas and APAC was partially offset by a decline in EMEA.

•Wholesale – Revenue increased 5% compared to the thirty-nine week period of the prior year, including a 2% positive foreign currency impact, primarily driven by the increase in Americas discussed above.

We currently expect revenue for the fourth quarter of 2025 will increase slightly to low single-digits compared to the fourth quarter of 2024, inclusive of a positive impact related to foreign currency translation. Excluding the impact of foreign currency translation, we currently expect revenue for the fourth quarter 2025 to decrease slightly.

We currently expect revenue for the full year 2025 will increase low single-digits compared to 2024, inclusive of a positive impact related to foreign currency translation. Excluding the impact of foreign currency translation, we currently expect revenue for the full year 2025 to be flat to increase slightly.

Gross Profit

Gross profit in the thirty-nine weeks ended November 2, 2025 was $3.705 billion, or 57.5% of total revenue, compared to $3.761 billion, or 59.9% of total revenue, in the thirty-nine week period of the prior year. Approximately 50 basis points of the decline was due to the transition of previously licensed product categories into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins, and approximately 50 basis points of the decline was due to the unmitigated negative impact of the recently enacted tariffs that are currently in place for goods coming into the United States. The remaining 140 basis point decrease was driven by (i) an increase in promotional selling as compared to the prior year period, (ii) a shift in channel mix driven by a change in mix of shipments within the wholesale channel as well as an overall change in the revenue mix between our wholesale channel and our direct-to-consumer channel, as our wholesale channel was a larger proportion of revenue in the thirty-nine week period of 2025 than in 2024 and carries lower gross margins, and (iii) higher freight costs and incremental discounts provided to customers to address the impact of Calvin Klein product delivery delays. The effect of mitigation actions to address the impact of tariffs were immaterial in the thirty-nine weeks ended November 2, 2025.

We currently expect that gross margin for the full year 2025 will decrease by approximately 250 basis points compared to 2024, including (i) the approximately 80 basis point unmitigated negative impact of the tariffs that are currently in place for goods coming into the United States, with a more significant unmitigated impact expected in the fourth quarter of 2025 due to the effective dates of tariffs and applicable rates and the increase in the percentage of inventory subject to tariffs that is expected to be sold and (ii) the approximately 50 basis point decline expected in connection with the above-mentioned transition of previously licensed product categories into our directly operated wholesale business. The remaining approximately 120 basis point decrease is primarily as a result of (i) an increase in promotional selling as compared to the prior year, with a less significant impact expected in the fourth quarter of 2025 and (ii) higher freight costs and incremental discounts provided to customers to address the impact of Calvin Klein product delivery delays, partially offset by planned mitigation actions to address the impact of tariffs.

SG&A Expenses

SG&A expenses in the thirty-nine weeks ended November 2, 2025 were $3.274 billion, or 50.8% of total revenue, compared to $3.255 billion, or 51.8% of total revenue, in the thirty-nine week period of the prior year. The 100 basis point decrease was primarily driven by (i) the non-recurrence of costs incurred in the prior year period in connection with the Mr. Hilfiger amendment, (ii) cost savings resulting from the Growth Driver 5 Actions, and (iii) the impact of a change in the revenue mix between our wholesale distribution channel and our direct-to-consumer distribution channel, as our wholesale distribution channel was a larger proportion of revenue in the thirty-nine week period of 2025 than in 2024 and carries lower SG&A expenses as a percentage of total revenue. These decreases were partially offset by a net increase in restructuring costs incurred in connection with the Growth Driver 5 Actions, with $80 million incurred in the thirty-nine week period of 2025 and $28 million incurred in the thirty-nine week period of the prior year.

We currently expect that SG&A expenses as a percentage of revenue for the fourth quarter of 2025 will decrease approximately 75 basis points compared to the fourth quarter of 2024 primarily as a result of the favorable impact of the Growth Driver 5 Actions, including (i) cost savings and (ii) the non-recurrence of restructuring costs incurred in the fourth quarter of 2024, as any further costs expected to be incurred during the fourth quarter of 2025 in connection with Growth Driver 5 Actions cannot be quantified at this time.

We currently expect that SG&A expenses as a percentage of revenue in the full year of 2025 will decrease approximately 200 basis points compared to the full year of 2024. The 200 basis point decrease for the full year 2025 does not include the impact of the $80 million of restructuring costs incurred in the thirty-nine weeks ended November 2, 2025, or any further costs expected to be incurred during the fourth quarter of 2025 in connection with Growth Driver 5 Actions, as the full year costs cannot be quantified at this time. Our expectation for the full year 2025 does include decreases primarily as a result of (i) the favorable impact of the cost savings due to the Growth Driver 5 Actions, and (ii) the non-recurrence of costs incurred in connection with the Mr. Hilfiger amendment.

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

Non-Service Related Pension and Postretirement (Cost) Income

Non-service related pension and postretirement (cost) income in the thirty-nine weeks ended November 2, 2025 was a cost of $3 million as compared to income of $1 million in the thirty-nine period of the prior year. Please see Note 7, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-service related pension and postretirement (cost) income recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for the full year 2025 will be immaterial. However, our expectation of 2025 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of the volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2025. We may record a significant actuarial gain or loss in 2025 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2025 non-service related pension and postretirement income may be significantly different than our projections.

Other Gain

We recorded a gain of $10 million in the first quarter of 2024 in connection with the Heritage Brands intimates transaction due to the accelerated realization of the earnout provided for in the agreement with Basic Resources. Please see Note 5, “Divestitures,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

We recorded a gain of $10 million related to the sale of a warehouse and distribution center in the third quarter of 2024 in connection with the Growth Driver 5 Actions. Please see Note 15, “Exit Activity Costs,” in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $33 million in the thirty-nine weeks ended November 2, 2025 compared to $35 million in the thirty-nine week period of the prior year. These amounts relate to our share of income (loss) from our unconsolidated affiliates as described in the thirteen weeks discussion above. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for the fourth quarter and full year 2025 will be relatively flat as compared to the fourth quarter and full year 2024.

(Loss) Income Before Interest and Taxes

(Loss) income before interest and taxes in the thirty-nine weeks ended November 2, 2025 was $(18) million, or (0.3)%, of total revenue, compared to $562 million, or 8.9% of total revenue, in the thirty-nine week period of the prior year, and included changes in our segments’ income before interest and taxes and other reconciling items as follows:

•EMEA – Income before interest and taxes in the thirty-nine weeks ended November 2, 2025 was $539 million, or 17.4% of total revenue, compared to $530 million, or 17.9% of total revenue in the thirty-nine week period of the prior year. The 50 basis point decrease was driven by a decrease in gross margin partially offset by a decrease in SG&A expenses as a percentage of revenue due to (i) the leveraging of expenses resulting from the increase in revenue and (ii) savings primarily resulting from the Growth Driver 5 Actions.

•Americas – Income before interest and taxes in the thirty-nine weeks ended November 2, 2025 was $180 million, or 9.1% of total revenue, compared to $235 million, or 12.7% of total revenue in the thirty-nine week period of the prior year. The 360 basis point decrease was driven by a gross margin decline inclusive of the negative impact of the recently enacted tariffs that are currently in place for goods coming into the United States, partially offset by a decrease in SG&A expenses as a percentage of revenue due to (i) savings primarily resulting from the Growth Driver 5 Actions and (ii) the leveraging of expenses resulting from the increase in revenue.

•APAC – Income before interest and taxes in the thirty-nine weeks ended November 2, 2025 was $204 million, or 18.9% of total revenue, compared to $235 million, or 20.6% of total revenue in the thirty-nine week period of the prior year. The 170 basis point decrease was primarily driven by an increase in SG&A expenses as a percentage of revenue driven by the deleveraging of expenses resulting from the decline in revenue.

•Licensing – Income before interest and taxes was $253 million in the thirty-nine weeks ended November 2, 2025, compared to $261 million in the thirty-nine week period of the prior year primarily due to the transition to in-house of certain previously licensed women’s product categories.

•Corporate and other costs were $634 million in the thirty-nine weeks ended November 2, 2025, a decrease of $6 million compared to $640 million in the thirty-nine week period of the prior year, primarily due to a decrease in corporate costs which includes savings resulting from the Growth Driver 5 Actions along with other efficiencies. This decrease was partially offset by an increase in global brands costs.

•Restructuring and other items included $559 million of expenses in the thirty-nine weeks ended November 2, 2025, including (i) the $480 million noncash goodwill and other intangible asset impairment charges and (ii) the $80 million of restructuring costs in connection with the Growth Driver 5 Actions. Restructuring and other items included $59 million of net expenses in the prior year period, including (i) $51 million of costs in connection with the Mr. Hilfiger amendment, and (ii) $18 million of net restructuring costs related to the Growth Driver 5 Actions, partially offset by the $10 million gain related to the Heritage Brands intimates transaction.

Interest Expense, Net

Interest expense, net increased to $60 million in the thirty-nine weeks ended November 2, 2025 from $53 million in the thirty-nine week period of the prior year primarily due to the impact of the ASR agreements.

Interest expense, net for the fourth quarter and full year 2025 are currently expected to be approximately $20 million and approximately $80 million, respectively, an increase compared to $14 million and $67 million, respectively in 2024, primarily due to the impact of the ASR agreements.

Income Tax (Benefit) Expense

The effective income tax rate for the thirty-nine weeks ended November 2, 2025 was 335.1% compared to 13.3% in the thirty-nine week period of the prior year.

The effective income tax rate for the for the thirty-nine weeks ended November 2, 2025 reflected a $(262) million income tax benefit recorded on $(78) million of pre-tax losses. The effective income tax rate for the thirty-nine weeks ended November 3, 2024 reflected a $68 million income tax expense recorded on $509 million of pre-tax income.

The effective income tax rate for the thirty-nine weeks ended November 2, 2025 was higher than the prior year period primarily due to (i) the impact of the $480 million pre-tax noncash goodwill and other intangible asset impairment charges that were recorded during the first quarter of 2025, which were non-deductible for tax purposes and factored into our annualized effective income tax rate, and resulted in a 313.3% increase to our effective income tax rate, and (ii) the impact in the prior year period of a favorable change in our uncertain tax positions resulting in a benefit to our 2024 effective tax rate of 6.5% from the settlement of a multiyear audit in an international jurisdiction in the second quarter of 2024. Since the pre-tax goodwill and intangible asset impairment charges have been factored into our annualized effective income tax rate, they will continue to have an impact on our effective tax rate in the fourth quarter of 2025.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at November 2, 2025 was $158 million, a decrease of $590 million from $748 million at February 2, 2025. The change in cash and cash equivalents included the impact of (i) $561 million paid in connection with ASR agreements and open market purchases to repurchase common stock under our stock repurchase program (please see section entitled “Acquisition of Treasury Shares” below for further discussion), (ii) the redemption of $500 million principal amount of 4 5/8% senior notes due 2025 and (iii) $494 million of net proceeds from the issuance of $500 million principal amount of 5 1/2% senior notes due 2030. We ended the third quarter of 2025 with approximately $1.7 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance during our fiscal year due, in part, to the timing of inventory purchases and peak sales periods.

In addition to the items impacting our cash flow for 2025 discussed above, cash flow for the full year 2025 will also be impacted by various other factors, including, as discussed further below in this “Liquidity and Capital Resources” section, projected capital expenditures and mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities.

As of November 2, 2025, $103 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions which we would expect to incur material tax costs upon the distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $97 million in the thirty-nine weeks ended November 2, 2025 compared to $254 million in the thirty-nine weeks ended November 3, 2024. The decrease in cash provided by operating activities as compared to the prior year period was primarily driven by a decrease in net income as adjusted for noncash charges.

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

Investments in Unconsolidated Affiliates

We received dividends of $46 million and $42 million from our investments in unconsolidated affiliates during the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively. These dividends are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

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

Sale of Warehouse and Distribution Center

We completed the sale of a warehouse and distribution center in the third quarter of 2024 for net proceeds of $10 million in connection with our multiyear initiative to simplify our operating model by centralizing certain processes and improving systems and automation to drive more efficient and cost-effective ways of working across the organization. Please see Note 15, “Exit Activity Costs,” in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended November 2, 2025 were $98 million compared to $115 million in the thirty-nine weeks ended November 3, 2024. We currently expect that capital expenditures for the full year 2025 will be relatively flat as compared to $159 million in 2024 and will primarily consist of (i) investments in (a) new stores and store renovations and (b) our information technology infrastructure worldwide, including information security, (ii) upgrades and enhancements to platforms and systems worldwide, including our digital commerce platforms, and (iii) enhancements to our warehouse and distribution network in Europe and North America.

Dividends

Cash dividends paid on our common stock totaled $6 million in each of the thirty-nine weeks ended November 2, 2025 and November 3, 2024.

Additionally, we declared a $0.0375 per share dividend on our common stock in the third quarter of 2025 to be paid in the fourth quarter of 2025. We currently project that cash dividends paid on our common stock in 2025 will be approximately $7 million.

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

On April 1, 2025, we entered into ASR agreements with financial institutions to repurchase an aggregate of $500 million of our shares of common stock under our existing $5 billion stock repurchase authorization. We paid $500 million to the financial institutions and received initial deliveries of an aggregate of approximately 4.6 million shares of our common stock at a price of $76.43 per share, the closing share price of our common stock on April 1, 2025. The value of the initial shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115 million of short-term borrowings. During the third quarter of 2025, the ASR agreements were settled, and we received an aggregate of approximately 2.3 million of additional shares of our common stock. The total number of shares purchased under the ASR agreements was approximately 6.9 million shares at a price paid per share of $72.44, which was based on the daily volume-weighted average price of our common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The ASR agreements were accounted for as a share purchase transaction and forward stock purchase agreement indexed to our common stock.

During the thirty-nine weeks ended November 2, 2025, we additionally purchased 0.8 million shares (all prior to the execution of the ASR agreements) and during the thirty-nine weeks ended November 3, 2024, we purchased 2.4 million shares of our common stock under the program in open market transactions for $61 million and $254 million, respectively. Excise taxes of $6 million and $2 million were excluded from the share repurchases for these periods, including in respect of the shares repurchased under the ASR agreements. Purchases of $4 million that were accrued for in our Consolidated Balance Sheet as of February 2, 2025 were paid in the first quarter of 2025. As of November 2, 2025, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	11/2/25	2/2/25	11/3/24
Short-term borrowings	$—	$—	$—
Current portion of long-term debt	13	511	511
Finance lease obligations	3	6	7
Long-term debt	2,246	1,580	1,654
Stockholders’ equity	4,879	5,141	5,288

In addition, we had $158 million, $748 million and $560 million of cash and cash equivalents as of November 2, 2025, February 2, 2025 and November 3, 2024, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of November 2, 2025.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $224 million based on exchange rates in effect on November 2, 2025 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of November 2, 2025.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of November 2, 2025.

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

The April 4 facility will mature on April 3, 2026. The term loans under the April 4 facility may be funded in up to four borrowings prior to February 4, 2026, subject to a minimum borrowing requirement of $50 million. If drawn upon, the borrowings under the April 4 facility will primarily be used for working capital or other general corporate purposes. We have not drawn on the April 4 facility and the entire $250 million remained available for borrowing as of November 2, 2025. Any outstanding borrowings under the April 4 facility would be prepayable at any time without penalty (other than customary breakage costs).

Term loans borrowed under the April 4 facility, if any, will bear interest at a rate per annum equal to, at our option, either a base rate or a term secured overnight financing rate (“SOFR”) rate, calculated in a manner set forth in the April 4 facility, plus an applicable margin. The applicable margin with respect to the April 4 facility as of November 2, 2025 was 1.125% for loans bearing interest at the term SOFR rate and 0.125% for loans bearing interest at the base rate. The applicable margin is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

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

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $2 million and $3 million during the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.

2022 Senior Unsecured Credit Facilities

On December 9, 2022, we entered into senior unsecured credit facilities (the “2022 facilities”). The 2022 facilities consist of (a) a €441 million euro-denominated Term Loan A facility, (b) a $1.150 billion United States dollar-denominated multicurrency revolving credit facility, which is available in (i) United States dollars, (ii) Australian dollars (limited to A$50 million), (iii) Canadian dollars (limited to C$70 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250 million), and (c) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars. The 2022 facilities are due on December 9, 2027.

We made payments totaling $9 million on our term loan under the 2022 facilities in each of the thirty-nine weeks ended November 2, 2025 and November 3, 2024. We currently expect to make total long-term debt repayments of approximately $13 million, subject to exchange rate fluctuations, for the full year 2025.

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

5 1/2% Senior Notes Due 2030

We issued on June 13, 2025, $500 million principal amount of 5 1/2% senior notes due June 13, 2030. We paid $6 million of fees in connection with the issuance of the notes, which are being amortized over the term of the notes.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of November 2, 2025, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of November 2, 2025, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

Additional Cash Requirements

During the second quarter of 2025, we executed lease extensions, generally for a term of 10 years, with certain retail outlet store landlords covering a significant portion of our North America store portfolio. The lease extensions increased our cash requirements by $874 million ($42 million for 2025; $173 million for 2026-2027, $168 million for 2028-2029; and $491 million thereafter).

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 2, 2025. During the thirty-nine weeks ended November 2, 2025, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 2, 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of November 2, 2025 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of November 2, 2025. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at November 2, 2025, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.2 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of November 2, 2025, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

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

During the thirty-nine weeks ended November 2, 2025, we recognized favorable foreign currency translation adjustments of $294 million within other comprehensive income (loss) principally driven by a weakening of the United States dollar since February 2, 2025 against the euro of 11%. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 46% of our $5.0 billion total goodwill and other intangible assets as of November 2, 2025. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward contracts outstanding at November 2, 2025, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $110 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 2, 2025 due to a previously identified material weakness in internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended February 2, 2025.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of November 2, 2025.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)		(b) Average Price Paid per Share (or Unit)(1)(3)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
August 4, 2025 - August 31, 2025	1,107	(2)	$71.45	(2)	—	$1,211,808,469
September 1, 2025 - October 5, 2025
Accelerated share repurchases (4)	2,322,722				2,322,722	1,211,808,469
Other activity	1,157	(2)	85.28	(2)	—	1,211,808,469
October 6, 2025 - November 2, 2025	—		—		—	1,211,808,469
Total	2,324,986				2,322,722	$1,211,808,469

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

(2) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2025 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

(3) Average price paid per share (or unit) excludes excise taxes.

(4) On April 1, 2025, the Company entered into ASR agreements with financial institutions to repurchase an aggregate of $500.0 million of the Company’s shares of common stock under the Company’s existing $5.0 billion stock repurchase authorization. The Company paid $500.0 million to the financial institutions and received initial deliveries of an aggregate of 4,579,354 shares of the Company’s common stock at a price of $76.43 per share, the closing share price of the Company’s common stock on April 1, 2025. The value of the initial shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115.0 million of short-term borrowings. During the third quarter of 2025, the ASR agreements were settled, and the Company received an aggregate of 2,322,722 of additional shares of the Company’s common stock. The total number of shares purchased by the Company under the ASR agreements was 6,902,076 shares at a price paid per share of $72.44, which was based on the daily volume-weighted average price of the Company’s common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements.

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended November 2, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PVH CORP.
Registrant

Dated:	December 8, 2025	/s/ ERIK W. GRAF
Erik W. Graf
Executive Vice President and Corporate Controller (Principal Accounting Officer)