Form 10-K
period 2026-02-01
PVH CORP. /DE/
filed 2026-03-31
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	February 1, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number	001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 3, 2025 (the last business day of the registrant’s most recently completed second quarter) was $3,410,569,350.
Number of shares of Common Stock outstanding as of March 11, 2026: 45,811,528

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2026	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the actions taken in recent years to focus on our Calvin Klein and Tommy Hilfiger businesses and our current multiyear initiative to simplify our operating model and achieve cost savings; (iii) the ability to realize the intended benefits from increasing our direct management and oversight of our Calvin Klein and TOMMY HILFIGER brands (such as the in-process plan to directly operate a significant portion of the businesses for the product categories that are or had been licensed to G-III Apparel Group, Ltd., with the remainder to be re-licensed to other third parties, upon the expirations of the underlying license agreements) and avoid any disruptions in the businesses; (iv) we have significant levels of outstanding debt, as well as significant additional borrowing capacity, and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our direct-to-consumer retail store and digital commerce operations, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) restrictions, including quotas and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, including the effects of the U.S. Supreme Court’s recent ruling that many of the tariffs imposed by the U.S. federal government were unconstitutional which created uncertainty regarding potential tariff refunds and resulted in the U.S. President issuing an executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974, any of which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our or our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine, and the current conflict in the Middle East that has resulted in the closure of some of our licensees’, wholesale customers’ and other business partners’ stores, as well as increased fuel and oil costs and has impacted inventory availability; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands and our brands’ values, as well as the potential for adverse consumer response to any sustainability, social or environmental actions taken by us; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; (xviii) the impacts of the decision by China’s Ministry of Commerce to place us on the List of Unreliable Entities, including the impact of any fines imposed, or restrictions or prohibitions on us that have the effect of limiting or prohibiting our ability to do business in China; and (xix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PVH Corp.
Form 10-K
For the Year Ended February 1, 2026

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2025 year commenced on February 3, 2025 and ended on February 1, 2026; our 2024 year commenced on February 5, 2024 and ended on February 2, 2025; and our 2023 year commenced on January 30, 2023 and ended on February 4, 2024.

References in this report to the brand names TOMMY HILFIGER, TOMMY JEANS, Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear, Calvin Klein Sport, Calvin Klein Collection, which are owned, Warner’s, Olga and True&Co., which we owned until November 27, 2023, Van Heusen and Nike, which we license for certain product categories, and to other brand names owned by us or licensed to us by third parties, are to registered and common law trademarks and are identified by italicizing the brand name.

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

Company Overview

We are one of the largest global apparel companies in the world. We have approximately 26,000 associates, operate in more than 40 countries and generated $9.0 billion, $8.7 billion and $9.2 billion in revenues in 2025, 2024 and 2023, respectively. Our global iconic lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 95% of our revenue during each of 2025 and 2024, and over 90% of our revenue during 2023.

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

We operate across Europe, the Middle East and Africa (“EMEA”), the Americas and the Asia-Pacific region (“APAC”). Our directly operated businesses consist principally of (i) wholesale sales under our owned and licensed trademarks; and (ii) the operation of retail stores and digital commerce sites under our TOMMY HILFIGER and Calvin Klein trademarks.

Our licensing activities principally relate to the licensing worldwide of our TOMMY HILFIGER and Calvin Klein trademarks for a broad range of product categories as well as for certain territories.

We have evolved from our 1881 roots to become a global company of iconic brands through a combination of transformative acquisitions and by successfully growing our brands globally across key channels of distribution. The acquisitions of Calvin Klein, Inc. and certain affiliated companies (“Calvin Klein”) in February 2003, the acquisition of Tommy Hilfiger B.V. and certain affiliated companies (“Tommy Hilfiger”) in May 2010, and the acquisition of The Warnaco Group, Inc. and its subsidiaries in February 2013 are the ones most relevant to our current business. We also have acquired several regional licensed businesses and will continue to explore strategic acquisitions of licensed businesses, trademarks and companies, license take-backs and licensing opportunities that we believe are additive to our overall business.

We extended in November 2022 most of our licensing agreements with G-III Apparel Group, Ltd. (“G-III”) for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2026, the first of which occurred at the end of calendar 2023. We have been directly operating a significant portion of the businesses for the previously licensed product categories, and we intend to continue to directly operate a significant portion of these businesses as the license agreements expire, with the remainder being re-licensed to other third parties.

We completed the sale of our women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”).

Reportable Segments

Effective February 3, 2025, the first day of 2025, we changed our reportable segments to be region-focused to align with changes in our business and organizational structure. These changes included the reorganization of the executive leadership structure directly reporting to our Chief Executive Officer, who is our chief operating decision maker (“CODM”). Our new organizational structure provides for the pairing of our global brands with commercial execution in geographic regions, underpinned by a demand- and data-driven operating model, making steady progress against the PVH+ Plan, our multi-year, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make us the leading brand building group in our sector. Our new reportable segments are: (i) EMEA, (ii) Americas, (iii) APAC, and (iv) Licensing. The new reportable segments reflect the way the Company is currently being managed and for which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance. Note 20, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains financial information regarding our reportable segments, as well as other financial information, including our revenue by distribution channel, our revenue by brand, and our revenue based on geographic location. Our historical segment reporting has been recast to reflect the new organizational structure.

Tommy Hilfiger Business Overview

TOMMY HILFIGER is one of the world’s most recognized premium lifestyle brands, welcoming and inspiring consumers since 1985. Originally established in New York City and rooted in Americana, the brand is defined by its red, white and blue DNA. The brand’s collections celebrate “Prep made Modern,” fusing timeless classics with a fresh twist. Founder Tommy Hilfiger remains the Principal Designer, providing guidance and inspiration for the creative process. Global retail sales of products sold under the TOMMY HILFIGER brands, including sales of our licensees’ products, were approximately $9 billion in 2025.

The TOMMY HILFIGER brands principally consist of TOMMY HILFIGER and TOMMY JEANS, which build on a legacy of groundbreaking partnerships, serving as creative platforms for collaborations and capsule collections, and vary in terms of price point, product offerings, target consumer or distribution channel. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on tommy.com websites around the world, and principally consist of men’s, women’s and kids’ sportswear, denim, underwear, swimwear, accessories and footwear. The products sold under the brands include those produced under license agreements with third parties for a broad range of lifestyle products, including footwear and accessories, eyewear, watches, jewelry and fragrance, as well as for certain territories.

We, along with Tommy Hilfiger’s licensees and other authorized users of the brands, advertise, market and promote the TOMMY HILFIGER brands globally. Tommy Hilfiger’s global marketing and communications strategy taps into the world of F.A.M.E.S – Fashion, Art, Music, Entertainment and Sport – as a constant source of energy and inspiration. Since its inception, Tommy Hilfiger has proudly established itself at the heart of pop culture, shaping and influencing trends with relentless creativity and a forward-thinking spirit. Live events play a central role in reinforcing the brand’s cultural relevance, creating moments that expand engagement and reach. By collaborating with renowned celebrities, athletes and musicians, and supporting emerging artists through major global campaigns and activations, Tommy Hilfiger is leading the way in cultivating partnerships that elevate the brand experience and power growth. With these collaborations, shared values of drive, dedication and passion with the brand are celebrated. Driven by people, places and ideas, the brand is kept relevant through investment and focus on defining what’s next.

We sell TOMMY HILFIGER products in a variety of distribution channels, including:

•Wholesale — principally consists of the distribution and sale of products in EMEA, Americas and APAC under the TOMMY HILFIGER brands, primarily to department and specialty stores (including their digital commerce operations), pure play digital commerce retailers, distributors and franchisees (primarily for EMEA and APAC), and off-price retailers (primarily for Americas).

•Retail — principally consists of the distribution and sale of products under the TOMMY HILFIGER brands in our stores in EMEA, Americas and APAC, as well as on the tommy.com sites we operate in these regions. In EMEA and APAC, we operate full-price stores, outlet stores and concession locations. In Americas, our stores are primarily located in premium outlet centers and, to a lesser extent, in full price and other channels.

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

Tommy Hilfiger’s key licensees, and the products and territories currently licensed by them include:

Licensee	Product Category and Territory

American Sportswear S.A.	Men’s, women’s and children’s apparel, footwear and accessories (Central America, South America (excluding Brazil) and the Caribbean)

F&T Apparel LLC & KHQ Investment LLC	Children’s apparel and boys’ tailored clothing (United States and Canada)

G-III Apparel Group, Ltd. / G-III Apparel Canada ULC (1)	Luggage, women’s dresses and women’s suits (United States and Canada)

Handsome Corporation	Men’s, women’s and children’s apparel, sportswear, socks and accessories and men’s and women’s outerwear and golf products (South Korea)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. / Swissam Products Limited	Men’s and women’s watches and jewelry (worldwide)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States, Canada and Mexico)

Safilo S.p.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)

TH Beauty SA	Men’s and women’s fragrance (worldwide)
(1)    As noted previously, we have been directly operating a significant portion of the businesses for the product categories previously licensed to G-III in the United States and Canada, and we intend to continue to directly operate a significant portion of these businesses as the license agreements expire, with the remainder being re-licensed to other third parties.

Our EMEA segment includes the results of our Tommy Hilfiger wholesale and retail activities in EMEA. Our Americas segment includes the results of our Tommy Hilfiger wholesale and retail activities in the Americas, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and legwear joint venture in North America (“PVH Legwear”) relating to each joint venture’s Tommy Hilfiger business, and in our joint venture for the Tommy Hilfiger brand in Brazil. Our APAC segment includes the results of our Tommy Hilfiger wholesale and retail activities in APAC, and our proportionate share of the net income or loss of our investment in our joint venture in India, relating to the joint venture’s Tommy Hilfiger business. Our Licensing segment includes the results of our Tommy Hilfiger licensing activities relating to the use by third parties of the TOMMY HILFIGER brand name for a broad range of product categories, as well as for certain territories. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s joint ventures.

Calvin Klein Business Overview

Calvin Klein is one of the world’s leading global fashion lifestyle brands, founded in New York in 1968. Shaped by a way of living that meets culture, the brand’s distinctive, modern aesthetic informs its approach to iconic product design and influential brand storytelling. Across underwear, jeans, apparel, accessories, home and fragrance, Calvin Klein creates essential pieces that translate the brand’s American fashion roots to an international audience. Global retail sales of products sold under the Calvin Klein brands, including sales of our licensees’ products, were approximately $9 billion in 2025. Each of the brands has a distinct identity and position in the retail landscape, providing us the opportunity to market domestically and internationally a range of products at various price points, through multiple distribution channels and to different consumer groups.

The Calvin Klein brands consist of Calvin Klein, Calvin Klein Jeans, Calvin Klein Underwear, Calvin Klein Sport, and Calvin Klein Collection. Products are sold globally in our stores, through our wholesale partners (in stores and online), through pure play digital commerce retailers and on calvinklein.com websites around the world, and principally consist of men’s and women’s sportswear, jeanswear, underwear, swimwear, footwear and accessories. The products sold under the brands include those produced under license agreements with third parties for a broad range of lifestyle products, including fragrance, men’s and women’s apparel, home furnishings, footwear, eyewear, watches and jewelry in various countries and regions, as well as for certain territories.

We, along with Calvin Klein’s licensees and other authorized users of the brands, advertise, market and promote the Calvin Klein brands globally. Calvin Klein’s global marketing and communications strategy is to bring together all facets of the consumer marketing experience. The Calvin Klein brands continue to generate compelling brand and cultural relevancy by continually evolving and driving consumer engagement. Marketing campaigns for the brand are focused across consumer touchpoints through global and regional brand ambassadors in the brand’s most essential offerings.

We sell Calvin Klein products in a variety of distribution channels, including:

•Wholesale — principally consists of the distribution and sale of products in EMEA, Americas and APAC under the Calvin Klein brands, primarily to department and specialty stores (including their digital commerce operations), pure play digital commerce retailers, distributors and franchisees (primarily for EMEA and APAC), and warehouse clubs and off-price retailers (primarily for Americas).

•Retail — principally consists of the distribution and sale of products under the Calvin Klein brands in our stores in EMEA, Americas and APAC, as well as on the calvinklein.com sites we operate in these regions. In EMEA and APAC, we operate full-price stores, outlet stores and concession locations. In Americas, our stores are primarily located in premium outlet centers and, to a lesser extent, in full price and other channels.

•Licensing — we license the Calvin Klein brands throughout the world in connection with a broad array of product categories. In these arrangements, Calvin Klein combines its design, marketing and branding skills with the specific manufacturing, distribution and geographic capabilities of its partners to develop, market and distribute these goods, most of which are subject to our prior approval and continuing oversight. Calvin Klein has approximately 30 licensing and other arrangements across the Calvin Klein brands. The arrangements generally are exclusive to a territory or product category.

Calvin Klein’s key licensees, and the products and territories currently licensed by them include:

Licensee	Product Category and Territory

American Designer Fashion, S.A.	Men’s and women’s apparel (including close-to-body), footwear and accessories and children’s apparel, footwear and accessories (Central America, South America (excluding Brazil) and the Caribbean)

Coty Inc.	Men’s and women’s fragrance (worldwide)

F&T Apparel LLC, KHQ Investment LLC and Centric Canada Apparel & Accessories ULC	Children’s jeanswear and certain performance wear (United States and Canada)

G-III Apparel Group, Ltd. / G-III Apparel Canada ULC (1)	Women’s suits, dresses, handbags and small leather goods, luggage and men’s and women’s swimwear (United States and Canada with luggage jurisdictions including certain countries in Europe, Asia and elsewhere)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

Movado Group, Inc. / Swissam Products Limited	Men’s and women’s watches and jewelry (worldwide)

Peerless Clothing International, Inc.	Men’s tailored clothing (United States, Canada and Mexico)
Randa Accessories Leather Goods LLC	Men’s, women’s and children’s belts, men’s and boys’ suspenders and men’s small leather goods (United States and Canada). Men’s and boys’ neckwear (United States, Canada and Mexico).
(1)    As noted previously, we have been directly operating a significant portion of the businesses for the product categories previously licensed to G-III in the United States and Canada, and we intend to continue to directly operate a significant portion of these businesses as the license agreements expire, with the remainder being re-licensed to other third parties.

Our EMEA segment includes the results of our Calvin Klein wholesale and retail activities in EMEA. Our Americas segment includes the results of our Calvin Klein wholesale and retail activities in the Americas, and our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear, relating to each joint venture’s Calvin Klein business. Our APAC segment includes the results of our Calvin Klein wholesale and retail activities in APAC, and our proportionate share of the net income or loss of our investment in our joint venture in India, relating to the joint venture’s Calvin Klein business. Our Licensing segment includes the results of our Calvin Klein licensing activities relating to the use by third parties of the Calvin Klein brand name for a broad range of product categories, as well as for certain territories. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s joint ventures.

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

Our EMEA segment includes the results of our Heritage Brands wholesale activities in EMEA primarily under the Nike brand. Our Americas segment includes the results of our Heritage Brands wholesale activities in the Americas through department, chain and specialty stores, warehouse clubs, mass market and off-price retailers (in stores and online), and pure play digital commerce retailers. This segment also includes our proportionate share of the net income or loss of our investments in our joint venture in Mexico and in PVH Legwear relating to each joint venture’s Heritage Brands business. Our APAC segment includes the results of our Heritage Brands wholesale activities in Australia, primarily under the Van Heusen brand. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s joint ventures.

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

 Additional Strategic Opportunities

Our strategic focus is on building the TOMMY HILFIGER and Calvin Klein brands. As a result, we may seek to acquire licensed businesses and other opportunities to strengthen our management and oversight of our TOMMY HILFIGER and Calvin Klein brands, such as allowing license agreements to expire in order to operate the businesses directly or with other partners. We also explore strategic acquisitions of trademarks and companies and opportunities to license third party trademarks that we believe are additive to our overall business. These benefits could include product category, platform capability expertise, brand positioning and design perspective needs.

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

Product Sourcing

We have an extensive established network of worldwide sourcing partners that enables us to meet our customers’ needs without relying on any one vendor or factory or on vendors or factories in any one country. Our products were produced in approximately 1,000 factories in approximately 30 countries during 2025. All of these factories were operated by independent manufacturers, with most located in Asia.

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

The manufacturers of our products are required to meet our quality, legal, human rights, safety, environmental and cost requirements. Our global supply chain organization monitors the quality of the goods manufactured by, and the delivery performance of, our suppliers and works with our global compliance teams to ensure the enforcement of our legal, human rights, labor and environmental standards and other code of conduct requirements through our ongoing extensive training, approval and monitoring system. They also monitor and track the primary cost inputs to the finished product to ensure that we pay the most appropriate cost for our finished goods.

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

Corporate Responsibility

Corporate responsibility is a key factor in our ability to achieve the PVH+ Plan. Our industry depends on essential, but finite, resources—such as energy, water and raw materials. Any changes within these systems can impact resource availability and costs, directly impacting our global operations. This volatility requires agility and resilience—so we can continue delivering products desirable to our consumers based on design, quality and value.

As part of our data-driven approach to sustainability, we are focused on addressing the areas where our business has the highest impact and that pose the greatest material risk.

•Climate – Transitioning to net zero, evolving our products and operations to preserve resources and nature.

•Human Rights – Respecting, promoting and realizing fundamental principles and rights for the people working in our supply chain.

•Inclusion and Diversity – Promoting inclusion, belonging and opportunity for the advancement of our associates and communities.

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

Material Customers

Our largest customers account for a meaningful portion of our revenue. Sales to our five largest customers were 16.6% of our revenue in 2025, 15.1% of our revenue in 2024 and 13.3% of our revenue in 2023. No single customer accounted for more than 5% of our revenue in 2025, 2024 or 2023.

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

We build each of our brands to be a leader in its respective market segment, with strong consumer awareness, relevance and consumer loyalty. We design and market our products to complement each other, satisfy lifestyle needs, deliver a strong price/value proposition, encourage consumer loyalty and emphasize product features important to our target consumers, including sustainability attributes.

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

Imports and Import Restrictions

Most of our products are imported into the countries where they are sold. These products are subject to various customs laws and other laws and regulations impacting imports. The United States and other countries in which we sell our products, among other things, may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, or adjust presently prevailing duty or tariff rates or levels. Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the United States, with incremental tariffs on products imported from most countries and economic unions, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries and economic unions have implemented or are considering retaliatory tariffs on United States exports and other trade restrictions. In February 2026, the U.S. Supreme Court ruled that many of the tariffs imposed by the U.S. federal government were unconstitutional. In response to that decision, the U.S. President issued an executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. These actions have led to significant volatility and uncertainty in global markets. We continue to analyze the impact of incremental tariffs on our business and are taking steps to mitigate our tariff exposure to the extent possible. Additionally, other governmental actions, such as the imposition by U.S. Customs and Border Protection (“CBP”) of Withhold Release Orders (“WROs”), have had, continue to have and, in the future, may have an impact on our ability to import goods or to manufacture in or use materials or components from certain locations. We, therefore, continuously monitor import restrictions and developments. We seek to minimize, where appropriate and possible, our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries (including consideration of countries with tariff preference and free trade agreements) and manufacturers, and geographical diversification of our sources of supply. In some instances, production of a specific product category, component parts or raw materials may be highly concentrated in one country, giving us less flexibility to make adjustments. Additionally, because our competitors are impacted similarly to us, demand for and availability of alternative resources can be impacted, which may limit our alternatives or increase their cost.

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

Human Capital Resources

We believe that attracting, developing and retaining a capable and well-rounded workforce is critical to our long-term success. To facilitate talent attraction and retention, we strive to create a strong associate experience and a welcoming workplace, with opportunities for our associates to grow and develop in their careers, supported by competitive compensation, benefits and health and well-being programs, and by programs that build connections between our associates and their communities.

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

Associate Information

As of February 1, 2026, we employed approximately 26,000 associates, of which approximately 11,000 associates were employed on a part-time basis. Approximately 34% of our associates are employed in the United States. Approximately 64% of our associates are employed in Company-operated retail stores, 31% are assigned to offices and 5% are employed in warehousing and distribution facilities. Our use of seasonal workers is not significant and is largely associated with the Christmas and Lunar New Year selling periods. Approximately 2% of our total associate population is represented by two different unions in the United States for the purpose of collective bargaining. Our collective bargaining agreements generally are for three-year terms. In some international markets, a significant percentage of associates are covered by governmental labor arrangements. Additionally, we have one or more works councils in several European countries. Works councils are organizations that represent workers in respect to certain actions management seeks to take that could have a broad effect on the workers. We believe that our relations with our associates are good.

Inclusion and Diversity

One of PVH’s greatest strengths is our people, and our collective desire to create an inclusive workplace where every individual is valued, and every voice is heard. Our people and their unique lived experiences and perspectives are essential to our strategy to accelerate growth.

As a global company serving consumers worldwide with operations in more than 40 countries, inclusion and diversity is integral to building Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and making PVH the leading brand building group in our sector. Both of our iconic brands have a long history of celebrating individuality – it is a part of our DNA, enabling us to connect more deeply with our diverse global consumer base.

Our Chief People Officer and Global Head of Inclusion and Diversity, Impact and Calvin Klein Sustainability lead the development and implementation of an integrated global inclusion and diversity strategy and work to enhance our ability to attract, develop, retain and promote all of our talent.

Talent Management and Development

Our talent management and development processes support associate performance, development, and talent and succession planning. We review succession plans and conduct assessments to identify talent needs and growth paths for our associates on a biannual basis. We have designed a global talent strategy that links our talent management initiatives directly to our development efforts and we continually measure the impact of these efforts to ensure both the business leaders and talent community are effectively aligned.

Developing our associates and strengthening our leadership succession bench continues to be a key strategic priority for us. In 2025, we conducted a robust global talent planning exercise to assess the potential of our leaders and deepen our succession bench, focusing on both enterprise and business critical roles. We delivered new leveled leadership development programs for our global Senior Vice President, Vice President and Director populations, in addition to both live-led and self-directed digital learning offerings. Our programs are focused on building a high performing culture based upon developing leadership skills, coaching and constructive feedback. Our newly revitalized user experience global learning platform, Learning Studio, is available globally to all associates, including retail associates, and provides critical resources, tools and frameworks for both people managers and associates throughout the associate experience. MentorMatch is a global mentoring program that we offer with the goal of democratizing mentorship through an inclusive approach that accelerates professional development with networking and exposure to new ways of thinking.

Compensation, Benefits and Well-Being

We are committed to providing market competitive compensation and benefits, tailoring our offerings to the countries and regions where our associates work to meet our associates’ needs locally, and aligning with the differing levels and types of government-provided and mandated benefits. These benefits include retirement plan benefits, corporate well-being programs, flexible working arrangements, a global employee assistance program, paid parental and other supportive leaves, recognition programs (for exemplary work, work anniversaries, etc.) and an associate discount program.

We recognize how important it is for our associates to take care of themselves and their families, and we provide benefit programs and services that support associates’ and their dependents’ physical, mental and financial health. Programs like Personify Health and Headspace are offered globally to promote well-being, and we close the majority of our global offices in recognition of World Mental Health Day. Associates have the flexibility to balance work and personal needs through our time-off policies and programs, including paid time off, competitive holidays and the ability to work from anywhere up to four weeks each year.

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

Associate and Community Engagement

We believe it is critical that our associates are informed and engaged. We communicate frequently with our associates through a variety of methods, including our news app, PVH Insider+, which reaches associates around the world; our intranet site, Insider+; town hall meetings on regional, business-wide and global bases; and our regular global PVH Listens survey, as well as pulse surveys. We develop action plans based on the insights from these communications to strengthen programs and address any concerns to enhance associate experience.

Local community engagement activities exist in all major office locations. Our global philanthropic efforts are led by The PVH Foundation, a nonprofit corporation which supports global, national, and local nonprofits in communities where our associates work and live. The PVH Foundation provides our corporate associates with donation matching opportunities to increase their impact. Many of our associates are also offered paid time off each year to volunteer with organizations of their choice.

We encourage you to read our annual Corporate Responsibility Report on our PVH.com corporate website for more detailed information regarding our social and corporate governance programs and initiatives. None of our corporate website, our Corporate Responsibility Report nor any portions thereof are incorporated by reference into this Annual Report.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Stefan Larsson	51	Chief Executive Officer
Melissa Stone	47	Interim Chief Financial Officer and Executive Vice President, Global Financial Planning & Analysis
Mark D. Fischer	64	Executive Vice President, General Counsel and Secretary
Patricia Gabriel	51	Chief Supply Chain Officer and Global Head of Operations
Donald Kohler	57	Chief Executive Officer, PVH Americas
Fredrik Olsson	50	Chief Executive Officer, PVH EMEA
Lea Rytz Goldman	62	Global Brand President, Tommy Hilfiger
David Savman	47	Global Brand President, Calvin Klein
Amba Subrahmanyam	52	Executive Vice President, Chief People Officer

Mr. Larsson joined us as President in 2019 and became Chief Executive Officer on the first day of 2021. From 2015 until 2017, Mr. Larsson was President and Chief Executive Officer of Ralph Lauren Corporation. From 2012 until 2015, he was the Global President of Old Navy, Inc., a division of The Gap, Inc.

Ms. Stone has been employed by us since 2004. She previously served as Assistant Corporate Controller beginning in 2015 and held a series of roles of increasing responsibility, including Senior Vice President, Accounting and Group Vice President Corporate Accounting. She was named Executive Vice President, Global Financial Planning & Analysis in March 2025 and Interim Chief Financial Officer effective January 1, 2026.

Mr. Fischer joined us as Vice President, General Counsel and Secretary in 1999. He became Senior Vice President in 2007 and Executive Vice President in 2013.

Ms. Gabriel joined us as Chief Supply Chain Officer and Global Head of Operations in November 2025. From 2022 until joining PVH, Ms. Gabriel served as Chief Supply Chain Officer of Capri Holdings Limited. From 2018 through 2022, she held key supply chain strategy roles at Mondelez International, including Senior Vice President, Supply Chain Strategy, External Manufacturing & Ventures North America and Senior Vice President, Customer Service and Logistics USA.

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

Mr. Savman joined us as Chief Supply Chain Officer in December 2022 and served as Interim Chief Executive Officer, PVH Europe from June 2024 until December 2024. He added the title and associated duties of Global Head of Operations to his existing title and duties in January 2025 and became Global Brand President, Calvin Klein in May 2025. In November 2025, Mr. Savman’s duties as Chief Supply Chain Officer and Global Head of Operations were transitioned to Ms. Gabriel upon her joining PVH. From 2003 until joining PVH, Mr. Savman held various key positions at the H&M Group, most recently as Head of Global Supply Chain until 2022.

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

A small number of our wholesale customers account for a meaningful portion of our revenue. Sales to our five largest customers were 16.6%, 15.1% and 13.3% of our revenue in 2025, 2024 and 2023, respectively. No single customer accounted for more than 5% of our revenue in any such year.

We do not have long-term agreements with any of our large wholesale customers and purchases generally occur on an order-by-order basis. A decision by any major customer, whether motivated by marketing strategy, competitive conditions, financial difficulties, perceptions of us or our brands, or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners for any reason, including due to store closures, reduced consumer traffic, changes in consumer shopping habits, or product delivery delays, could reduce substantially our revenue and materially adversely affect our profitability. During periods of weakened consumer spending and low consumer sentiment, whether due to inflation, recessionary fears, weakened buying power, price increases due to shortages, tariffs or other trade policies, or otherwise, our wholesale customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products.

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
•continue to maintain good working relationships with our brand licensees and enter into new, or renew or extend existing, license agreements and successfully transition licensed businesses in house, including our in-process plan to directly operate a significant portion of the businesses for the product categories that are or had been licensed to G-III, our largest licensee of both brands, upon the expirations of the underlying license agreements, with the remainder being re-licensed to other third parties; and
•continue to strengthen and expand the Tommy Hilfiger and Calvin Klein businesses.

We cannot assure you that we can execute successfully any of these actions, nor can we assure you that the launch of any additional product lines or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to carry out our growth strategy successfully may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space or add additional product lines, our ability to develop new relationships with retailers, the ability of our new licensees to maintain and improve upon prior sales levels of licensed product categories, competitive conditions, changes in consumer shopping and spending patterns (including due to economic conditions or price increases caused by shortages, increases in duties or tariffs, or other factors), and changes in consumer tastes and style trends. If we fail to continue to develop and grow our businesses, our financial condition and results of operations may be materially adversely affected.

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

In addition, brand value and reputation, and consumer patronage could diminish significantly due to numerous other factors, including consumer attitudes regarding social and political issues, consumer perceptions of our position on these issues, the positions taken by celebrities, athletes and others who promote our products (and our response to the same), a belief that we or our business partners have acted in an irresponsible or unacceptable manner (including in respect of human rights events in our supply chain), or environmental impact or sustainability claims made in regard to products under our brands. Negative claims or publicity regarding the TOMMY HILFIGER or Calvin Klein brands, stores or products, including stores operated by business partners and licensed products, or regarding celebrities, athletes and others who promote our products, as well as our treatment of employees and customers, particularly when made on social media, which has the potential to rapidly accelerate the timing and reach of negative publicity, also could adversely affect the brands’ reputations and our sales even if the subject of such publicity is unverified or inaccurate and we seek to correct it.

China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations.

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the Provisions of the List of Unreliable Entities (“UEL Provisions”). In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February 2025, it announced its determination and placed PVH Corp. on the UEL. We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. According to the UEL Provisions, potential measures could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. No measures have been imposed on us at this time. The practical impact of any such restrictions or prohibitions could include our inability to produce goods in China for sale elsewhere, our inability to sell goods on a wholesale or retail basis in China, or our inability to make investments in China.

We cannot currently predict the duration or impact of any measures that may ultimately be imposed. The imposition and enforcement of measures against us could have a material adverse effect on our revenue and results of operations.

Furthermore, if, as a result of any such measures, it is necessary for us to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. We may also incur material non-cash impairment charges if we are unable to recover the carrying value of our indefinite-lived intangible assets and long-lived assets. Additionally, if the production of our products in China ceases, our business could be impacted more broadly and we may need or decide to shift production to other jurisdictions. Please see the risk factors entitled “We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations. and We depend on third parties to manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business.” for additional information.

Increased regulation and stakeholder scrutiny regarding our corporate responsibility matters, could result in additional costs or risks and adversely impact our reputation.

There is a focus from certain consumers, investors, our associates and other stakeholders on corporate responsibility matters, which has led to increased pressure to expand our disclosures, ensure labor and other sustainability standards within our value chain, make and establish corporate responsibility goals, and take actions to meet them, which could expose us to regulatory, legal, market, operational and execution costs or risks. The emergence of legislation and regulation regarding marketing of goods, business practices, and public reporting and disclosures related to issues under the corporate responsibility umbrella in various jurisdictions, including but not limited to, the European Union, the United Kingdom, Canada, Australia and various U.S.-state-level regulations, could also lead to risks associated with non-compliance. We seek to comply with all applicable laws, rules and regulations and have established focus areas and targets under our corporate responsibility strategy in respect to many measures, including in regard to greenhouse gas emissions, water usage and usage of more environmentally preferred materials and packaging, and human rights. There can be no assurance that we can achieve compliance without significant impact on our business or results of operations or that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. This could result in our inability to achieve our targets or comply with reporting regulations. In addition, we could be criticized by stakeholders, regulators, or other interested parties for the scope or nature of our corporate responsibility initiatives or goals or for any revisions to these goals, including negative responses by governmental actors (such as anti-sustainability legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns). Any of these occurrences could adversely affect our reputation and the reputation of our brands, sales and demand for our products, retention of our associates, willingness of our suppliers to do business with us, and investor interest in our securities.

Our cost-saving initiatives may not generate the intended benefits or attain the projected cost savings we anticipate.

We have embarked and may continue to embark on initiatives to drive more efficient and cost-effective ways of working across the organization, such as our Growth Driver 5 Actions and 2022 cost savings initiative described in Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. Our ability to realize anticipated benefits and cost savings from these initiatives are subject to many estimates and assumptions, which may change during implementation and execution. In addition, there can be no assurance regarding the timing of or extent to which we will realize the anticipated cost savings. We may also face disruptions to our business or operations as we execute on the initiatives.

Our inability to execute our digital commerce strategy could materially adversely affect the reputation of our brands and our revenue and our operating results may be harmed.

Growing digital revenue, both with respect to our direct-to-consumer businesses and our wholesale business (i.e., sales to pure play and digital commerce businesses of traditional retailers), continues to be a focus for us, representing approximately 20% of our total revenue during 2025. Our success depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to digital commerce usage and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their digital commerce sites. Any failure on our part, or on the part of our digital partners, to provide digital commerce platforms that attract consumers, build our brands, provide a satisfactory consumer purchasing experience and result in repeat consumer purchases could result in diminished brand image, relevance and loyalty, and lost revenue. Additionally, as online channels continue to grow in importance, the failure to attract new and existing consumers to our digital commerce channels and those operated by our wholesale partners and franchisees will adversely affect our financial condition and results of operations.

Our operation of digital commerce sites poses risks and uncertainties including:
•changes in required technology interfaces;

•website downtime and other technical failures;
•costs and technical issues from website software upgrades;
•potential failure to successfully implement any new or upgraded system or platform without disruption to our operations;
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

The success of our digital strategy depends, in part, on consumer satisfaction, including timely receipt of orders. Fulfillment of these orders requires different logistics operations than for our retail store and wholesale customer operations. We need adequate capacity, systems and operations to sustain and support the continued growth in our digital commerce businesses. If we encounter difficulties with our operation of our directly operated distribution facilities or in our relationships with the third parties who operate our other distribution facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire or other casualty, natural disaster, systems disruption (including as a result of ransomware and other cybersecurity attacks), labor shortage or other interruption, including as a result of epidemics and other health-related concerns (such as had occurred during the COVID-19 pandemic), or if there is a significant increase in demand for shipping capacity (as was the case due to the pandemic), we may experience (and, due to these factors in the past, have experienced) disruption or delay in distributing our products to our consumers, which could result in consumer dissatisfaction and lost sales. Additionally, in the event of any of the foregoing, we may incur higher costs than anticipated to ensure smooth and timely operation. Any of the foregoing could have an adverse effect on the reputation of our brands and our revenue and results of operations.

Global economic conditions, including volatility in the financial and credit markets, may adversely affect our business.

Economic conditions in the past have adversely affected, and in the future may adversely affect, our business, our customers and licensees and their businesses, and our financing and contractual arrangements, as a result of, among other factors, pandemics, inflationary pressures and other macroeconomic pressures, such as tariffs imposed and threatened in 2025 and 2026 on goods imported into the United States, elevated interest rates, the risk of recession, the war in Ukraine and the conflict in the Middle East and its broader macroeconomic implications, and disruptions that have been occurring in the Red Sea. Such conditions, amongst other things, have resulted, and in the future may result, in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers and licensees, may cause customers to reduce or discontinue orders of our products and licensed products sold by our licensees, and may result in customers being unable to pay us for products they have purchased from us and licensees being unable to pay us royalties owed to us. Financial difficulties of business partners also may affect their ability to access credit markets or lead to higher credit risk relating to receivables from them.

Volatility in the financial and credit markets due, in part, to inflationary pressures or other macroeconomic or geopolitical factors, could also make it more difficult or expensive for us to obtain financing or refinance existing debt when the need arises, or on terms that would be acceptable to us. We have senior unsecured term loans (€408 million outstanding as of the end of 2025) and senior unsecured notes (€600.0 million principal amount) coming due in 2027 that will need to be paid or refinanced.

We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.

Our apparel, footwear and accessories are produced by and purchased or procured from independent manufacturers in approximately 30 countries, with most being located in Asia. Although no single supplier or country is or is expected to become critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

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
•a significant increase in wage, freight, shipping and other logistics costs, including as a result of disruption at ports of entry, which could result in increased freight and other logistics costs;
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

There continues to be uncertainty in the current global trade environment due to recent changes in, and proposals and declared intentions to change trade policy, including trade restrictions, the negotiation, renegotiation or termination of trade agreements, and the imposition of new tariffs or increases in existing tariffs on imports into the affected countries. Recent legal and policy developments have further increased uncertainty. In February 2026, the U.S. Supreme Court ruled that many of the tariffs imposed by the U.S. federal government were unconstitutional. In response to that decision, the U.S. President issued an executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. There is significant uncertainty regarding further trade policy actions, including whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and in the amount and timing of tariff refunds.

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

Various actions by the United States Government, including SDN designations, have prohibited or limited the business that companies like us and, in many cases, our business partners, can conduct with numerous individuals, companies and entities, or where we or they can produce or sell products under our brands, whether directly or indirectly. These and other U.S. government actions, such as the enforcement of the Uyghur Forced Labor Prevention Act and the issuance of WROs, have affected and could continue to affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products and our importation of goods into the United States and elsewhere. These and related matters also have been subject to significant scrutiny in China, the United States and elsewhere, resulting in criticism against multinational companies, including us, as discussed in the risk factor entitled “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations.” As a consequence, these matters (and matters like them) have the potential to affect our revenue, our results of operations and the reputation of our brands and us. In addition, while we make efforts to confirm that SDNs, people and materials covered by WROs, and other sanctioned entities, people and materials are not present in our supply chain, we could be subject to penalties, fines or sanctions (including on a strict liability basis) if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with SDNs or other sanctioned persons or in banned materials.

An additional risk that is related to the foreign production of goods is in regard to the transportation of goods from such foreign locations. Strikes, work slowdowns and stoppages and other actions at ports of shipment and entry could slow or stop the inflow of goods. Additionally, shipments are threatened by piracy, military actions and terrorism on shipping routes (like the disruptions that have been occurring in the Red Sea), and similar actions. The impact of these conditions could be the same as described in the risk factor entitled “We depend on third parties to manufacture our products and any disruption in our relationships with these parties or in their businesses may materially adversely affect our business.”

Our business is heavily dependent on the ability and desire of consumers to travel and shop.

Reduced consumer traffic and purchasing, whether in our own retail stores or the stores operated by our business partners, could have a material adverse effect on our financial condition, results of operations and cash flows. Reductions could result from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, such as droughts and extreme heat, natural disasters, terrorist attacks or the perceived threat of terrorist attacks. Disease epidemics and other health-related concerns, such as the COVID-19 pandemic, also could result in (and, in the case of the pandemic, did result in) closed stores, reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure, or governments impose mandatory business closures, travel restrictions, vaccine mandates or the like to prevent the spread of disease. Conflicts and wars, or the perceived threat of war, also could result in (and, in the case of the war in Ukraine and the conflict in the Middle East has resulted in and the Israel-Hamas war did result in) closed stores (those operated by us and/or by our business partners), and reduced consumer traffic and purchasing. Inflation, recessionary fears, and price increases due to shortages, tariffs or other trade policies, could result in weakened consumer spending and lower consumer sentiment, which may result in lower sales of our products. Additionally, political or civil unrest and demonstrations also could affect consumer traffic and purchasing.

Our U.S. retail store operations are a material contributor to our revenue. The majority of our United States stores are located away from major residential centers or near vacation destinations, making travel and tourism a critical factor in their success. These retail businesses historically also have had a significant portion of their revenue attributable to sales to international tourists and, as such, have been negatively affected by the decrease in international tourists traveling to the United States. In addition to the factors discussed above, international tourism to the United States could be reduced, as could the extent to which international tourists shop at our stores, during times of a strengthening United States dollar, particularly against the euro, the Japanese yen, the Korean won, the British pound, the Australian dollar, the Canadian dollar, the Mexican peso, the Brazilian real and the Chinese yuan. Reductions in international tourist traffic and spending have had, and in the future may have, a material adverse effect on our financial condition and results of operations.

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

Our business is susceptible to risks associated by some parties with climate change and environmental degradation, including potential disruptions to our supply chain and impacts on the availability and costs of raw materials. Extreme heat as well as increased frequency and severity of adverse weather events (such as storms and floods) due to climate change could cause increased incidence of disruption to the production and distribution of our products, an adverse impact on consumer demand and spending, and/or more frequent store closures and/or lost sales as customers prioritize basic needs. Our supply chain is also exposed to risks associated with water, including drought and water scarcity, which could impact raw materials sourcing, manufacturing processes, and workers and communities. In addition, evolving climate-related legislation and disclosure requirements, and the potential for more, coupled with carbon taxes and fluctuating costs of sourcing renewable energy, may also increase our compliance costs and operational complexity, including implementation of new information technology systems and the development of controls and processes to ensure completeness and accuracy of the reported data. Certain of our wholesale customers have also begun to establish sourcing requirements related to sustainability. As a result, we have received requests for sustainability related information about our products and, in some cases, customers have required that certain of our products include sustainable materials or packaging, which may result in higher raw material and production costs. Our inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for our products. Further, certain online sellers of our products have begun to identify to consumers and help consumers limit purchases to product the sellers identify as being more sustainable. Our failure to offer products that meet these sustainability standards could result in decreased demand for our products and lost sales.

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

Volatility in the availability and prices for commodities and raw materials we use in our products (such as cotton) and inflationary and other macroeconomic pressures, including, for example, the increased costs of labor and raw materials we experienced in 2022 and the first half of 2023 and the new and additional tariffs on goods imported into the United States that took effect beginning in the second quarter of 2025, have resulted in increased pricing pressures and, in turn, pressure on our margins. We have implemented in the past, and in the future may seek to implement price increases to mitigate higher costs but such actions have not always fully mitigated and, in the future, we may not be able to fully mitigate, the impact of any higher costs. Further, any such price increases could have an adverse impact on consumer demand for our products. In addition, consumer spending has been, and may continue to be, negatively impacted by reduced earnings power resulting from inflationary and other macroeconomic pressures, which has resulted, and may continue to result in, lower sales of our products, increased inventories, order cancellations, higher discounts, pricing pressure, higher inventory levels industry-wide, and lower gross margins.

We may not be successful in directly operating previously licensed businesses.

We have announced that we will allow certain of our licenses for our Calvin Klein and TOMMY HILFIGER brands to expire in order to increase our management and oversight of the licensed businesses. We may in the future acquire licensed businesses or allow other licensed rights to expire for the same or similar reasons. We have been directly operating a significant portion of the businesses for the Calvin Klein and TOMMY HILFIGER product categories previously licensed to G-III in the United States and Canada, and we intend to continue to directly operate a significant portion of these businesses as the license agreements expire, through 2026, with the remainder being re-licensed to other third parties.

The integration of previously licensed businesses may be complex, costly and time-consuming. We may have difficulty, or may not succeed, in growing or even maintaining the businesses compared to prior performance, integrating the businesses into our operations, hiring qualified employees needed to operate the businesses, or otherwise managing the previously licensed businesses. Furthermore, we may incur higher than expected costs to bring previously licensed businesses in house and/or to operate these businesses. As such, operating previously licensed businesses may not achieve the intended benefits to our overall growth strategy, our brands and results of operations, and our overall profitability may decline to the extent we are unable to operate these businesses at the same level of earnings that we realized when they were licensed businesses.

A portion of our revenue is dependent on royalties and licensing.

The operating profit of our Licensing segment is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensee, whether due to the termination or expiration of the relationship, the cessation of the licensee’s operations or otherwise (including as a result of financial difficulties of the licensee), without an equivalent replacement, or a significant decline in our licensees’ sales could materially impact our profitability. Although the licensing model can be highly profitable, we are planning to, and in the future may pursue further opportunities to, increase direct management of our Calvin Klein and TOMMY HILFIGER brands through takebacks of licensed businesses. Please see the Risk Factor entitled “We may not be successful in directly operating previously licensed businesses.”

While we generally have significant approval rights over our licensees’ products and advertising, we rely on them for, among other things, operational and financial controls over their businesses. Our licensees’ failure to successfully market licensed products or our inability to find replacements for existing licensees once their respective licensing agreements end or are terminated could materially and adversely affect our revenue both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. Risks are also associated with our licensees’ ability to obtain capital, execute their business plans, timely deliver quality products, manage their labor relations, maintain relationships with their suppliers, manage their credit risk effectively and maintain relationships with their customers.

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
•successfully implementing digitally-led marketing strategies to foster deeper consumer engagement and increased demand;
•ensuring product availability and optimizing supply chain efficiencies with third party suppliers and retailers;

•obtaining sufficient retail floor space and effective presentation of our products at retail locations, on digital commerce sites operated by our department store customers and pure play digital commerce retailers, and on our digital commerce sites;
•establishing notable and effective relationships with actors, athletes, musicians, celebrities, social media influencers and others on a global, regional and local basis to promote our brands and products; and
•effectively utilizing data and technology, including the successful utilization of artificial intelligence, to achieve and exploit the foregoing.

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

We previously had a material weakness in our internal controls and if we have additional material weaknesses in the future, there could be an adverse impact on our ability to accurately report our financial results, we could fail to meet our reporting obligations, be subject to litigation and investigation, and lose investor confidence, resulting in an adverse impact to our stock price.

Effective internal controls are critical to maintaining the accuracy of our financial reporting and disclosures. We reported in our Annual Report on Form 10-K as of February 2, 2025, a material weakness in internal control related to ineffective information technology general controls in the area of user access management over our enterprise resource planning system and the related systems in our Europe, the Middle East and Africa region. While the material weakness has been remediated, there can be no assurances that other deficiencies will not come to management’s attention in the future that could lead to additional material weaknesses. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, it could adversely affect our ability to accurately report our financial results, resulting in material misstatements in our financial statements or causing us to fail to meet our reporting obligations, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Disruption or volatility in the financial and credit markets, including as a result of macroeconomic pressures or geopolitical events, could limit the availability of funds or the ability or willingness of financial institutions to extend capital to us in the future. In addition, our ability to access financial and credit markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon our financial performance, outlook and credit rating.

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

Our results of operations will be unfavorably impacted by foreign currency translation during times of a strengthening United States dollar, particularly against the euro, the Japanese yen, the Korean won, the British pound, the Australian dollar, the Canadian dollar, the Mexican peso, the Brazilian real and the Chinese yuan, and favorably impacted during times of a weakening United States dollar against those currencies. There also is a transactional impact of foreign exchange because we have foreign subsidiaries that purchase inventory in a currency other than their functional currency. We currently use and plan to continue to use foreign currency forward contracts to mitigate the cash flow or market risks associated with these inventory transactions, but we are unable to eliminate these risks entirely.

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

We had outstanding as of February 1, 2026 an aggregate principal amount of $2.316 billion of indebtedness, of which senior unsecured term loans (€408 million outstanding as of the end of 2025) and senior unsecured notes (€600 million principal amount) are coming due in 2027. Our level of debt could have important consequences to investors, including:
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

We are required under our senior unsecured credit facilities to maintain a net leverage ratio below a maximum level. A prolonged disruption to our business may impact our ability to comply with this covenant. Non-compliance with this covenant would constitute an event of default under the terms of the facilities, which may result in an acceleration thereof, which in turn could trigger defaults under our other debt facilities.

Our inability to comply with the covenant may require us to seek relief in the form of a waiver. Waivers often require payment of a fee and may lead to increased costs, increased interest rates, additional restrictive covenants, the granting of security interests and other lender protections, any of which could be significant. Furthermore, our ability to provide additional protections under the senior unsecured credit facilities will be limited by the restrictions under our other debt facilities. There can be no assurance that we would be able to obtain waivers in a timely manner, on terms acceptable to us, or at all. If we are not able to obtain a needed waiver, there can be no assurance that we would be able to raise sufficient capital, or divest assets, to refinance or repay such facilities.

Adverse decisions of tax authorities or changes in tax treaties, laws, rules or interpretations could have a material adverse effect on our results of operations and cash flow.

We have direct operations in many countries and the applicable tax rates vary by jurisdiction. The tax laws and regulations in the countries where we operate are subject to change. Moreover, there may be changes from time to time in interpretation and enforcement of existing tax law. As a result, we may pay additional taxes if rates increase or if laws, regulations or treaties in the jurisdictions where we operate are modified. The Organization for Economic Cooperation and Development (“OECD”) has proposed updates to long-standing international tax principles, addressing issues such as profit shifting among affiliated entities in different tax jurisdictions and a global minimum effective tax rate of 15%, generally referred to as “Pillar Two.” In response, some member countries have already implemented or are planning to implement legislation to align their tax rules with the OECD’s recommendations in 2025 and beyond. The Pillar Two legislation did not have a material impact on our 2025 effective tax rate. However, the final outcome and application of these rules in the U.S. and other jurisdictions could potentially have a material adverse financial impact on us.

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

Our operating performance also may be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year. These gains and losses can be significant and can create volatility in our operating results. As a result of the recent volatility in the financial markets, there continues to be significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2026. We may incur a significant actuarial gain or loss in 2026 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets.

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

Macroeconomic and geopolitical factors that occurred during the first quarter of 2025 resulted in significant market volatility and a decrease in our stock price, which was determined to be a triggering event that required us to perform quantitative interim impairment tests for our goodwill and other indefinite-lived intangible assets as of the end of the first quarter of 2025. As a result of these interim impairment tests, we recorded $480 million of noncash impairment charges. The impairments were non-operational and driven primarily by a significant increase in discount rates, as a result of then-current economic conditions. As of February 1, 2026, we had $2.022 billion of goodwill and $3.096 billion of other intangible assets on our balance sheet, which together represented 44% of our total assets.

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

We recently announced a partnership with OpenAI to integrate an enterprise ChatGPT platform throughout various aspects of our operations for which there can be no assurance that we will be fully successful in our utilization of artificial intelligence. The growing integration of artificial intelligence into business systems and processes both by us and our business partners poses data exposure, privacy, legal, operational and other risks that could adversely affect us and our business. Additionally, malicious actors are using artificial intelligence to carry out more sophisticated social engineering attacks, increasing the potential for harm.

We utilize a risk-based, multi-layered information security approach based on the “NIST” (National Institute of Standards and Technology) Cybersecurity Framework version 2.0 to identify and address cybersecurity risks. We take measures to protect data and ensure that those who use our systems are aware of the importance of protecting our systems and data. These steps include implementing security standards, endpoint and network system security tools, associate training programs and security response and recovery procedures. To measure the effectiveness of our cybersecurity controls, we frequently perform phishing exercises, tabletop exercises and penetration tests. We also provide training throughout each year to all associates with access to our systems through online courses, including 8 covering information security and data privacy and 12 phishing-related exercises/tests. We maintain an escalating discipline schedule for individual phishing test failures, including additional training. We also administer specific training courses to the members of the Board of Directors, one of which is typically mandatory annually. In addition, to measure and assess compliance, our information security approach is subject to an annual assessment of its maturity, within the NIST Cybersecurity Framework, by an independent third party consultant.

We require third party providers who have access to our systems or receive personally identifiable information or other confidential data to take effective measures to protect data, but have no control over their efforts and are limited in our ability to assess their systems and processes. As a result, these third party providers also are a source of cybersecurity and other related risks for us. When third party service organizations process data that affects our financial statements, System and Organization Controls (SOC) 1 reports are obtained and evaluated annually. While we invest, and believe our service providers invest, considerable resources in protecting systems and information, including through the training of the people who have access to our systems and information, we all are still subject to security events, including but not limited to cybercrimes and cybersecurity attacks, such as those perpetrated by sophisticated and well-resourced bad actors attempting to disrupt operations or access or steal data. Security events may not be detected for an extended period of time, which could compound the scope and extent of the damage and problems. These security events could disrupt our business, severely damage our reputation and our relationship with vendors, customers and consumers, and expose us to risks of regulatory enforcement activity, litigation and liability. While we maintain insurance coverage, including cybersecurity insurance, it may be unavailable or insufficient to cover all losses or claims, and it does not remedy the reputational and future business impacts. Although we require third party providers with access to our systems and confidential information to have insurance coverage for any losses we may experience due to their work, the amount we can recover may not fully compensate us for any loss we experience.

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

We collect, use, store, and otherwise process or rely upon access to data, including personally identifiable information, of consumers, employees, and other individuals in the daily conduct of our business. There have been significant enactments and developments in the area of data privacy and cybersecurity laws and regulations, such as the General Data Protection Regulation in the European Union, the California Consumer Privacy Act/California Privacy Rights Act, Personal Information Protection Law in China, and Personal Information Protection Act in South Korea . These laws and regulations have caused and could continue to cause us to change the way we operate, including in a less efficient manner, in order to comply with these laws. We have a global data privacy program and, as discussed above, have guidelines and a training program to ensure our associates understand the laws and how to collect, use and protect our confidential data (including personally identifiable information). However, our compliance efforts are not an assurance that we will not be the subject of regulatory or other legal actions. We could expend significant management and associate time and incur significant cost investigating and defending ourselves against the claims in any such matter, which matters also could result in us being the subject of significant fines, judgments or settlements. In addition, any such claim could give rise to significant reputational damages, whether or not we ultimately are successful in defending ourselves.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity is a critical priority within, and has been integrated into, our enterprise risk management framework. We have in place a risk-based, multi-dimensional global cybersecurity program, guided by the framework established by NIST. This program aims to assess, identify, and manage risks from potential threats to our data, systems and networks, as well as those of our primary third-party suppliers. We have deployed a suite of physical, administrative and technological safeguards to protect our information systems, encompassing personal data (associate, consumer, customer and other business partner), intellectual property and confidential business information. These protections are designed to maintain the confidentiality, integrity and availability of all information housed within our network infrastructure.

Our key cybersecurity processes within our program include the following:

Risk-based Controls for Information and Systems – We strive to secure our information technology infrastructure and data by implementing, maintaining and executing controls, and continuously improving our cybersecurity program’s maturity, risk management framework, policies, procedures and governance.

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

Education and Interactive Training – We maintain an annual mandatory training program for all associates, which includes an online cybersecurity training course designed to educate them on how to protect sensitive information and on best practices. We deliver monthly global phishing exercises and provide additional training to any associate who has demonstrated low levels of phishing awareness by failing testing. We also offer role-based training for regulatory compliance, and work with external partners to develop and deliver training to identify and mitigate cybersecurity risks. We continually evaluate trends within the industry, apply necessary controls, and empower our leadership to make informed, risk-based decisions.

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

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For a discussion of related risks, please see our Information Technology risk factor “We rely significantly on information technology. Our business and reputation could be adversely impacted if our computer systems, or the systems of our business partners and service providers, are disrupted or cease to operate effectively or if we or they are subject to a data security or privacy breach” in Item 1A. Risk Factors of this report.

Governance

Board of Directors

The Board of Directors oversees the management of risks related to the operation of our business. As part of its oversight, the Board receives periodic reports (no less often than annually) from members of senior management on various aspects of risk, including, among other things, our enterprise risk management program, business continuity planning, and cybersecurity. The Audit & Risk Management Committee of the Board of Directors has principal Board-level responsibility for reviewing and assessing our significant risks, including cybersecurity risks, and management’s program to assess, monitor, and manage such exposures, and can raise any significant issues pertaining to these items with the full Board of Directors at each Board meeting. As part of this role, the Committee receives updates from the Chief Information Security Officer (“CISO”) multiple times throughout the year on various cybersecurity matters, including material risks and threat trends, mitigation strategies, security incidents, the status of priorities and initiatives, and other related matters of importance, as well as an annual in-depth review of cybersecurity strategy and initiatives for the coming year. Additionally, quarterly advisory services and annual training are provided to the Committee from an independent firm, which gives the Committee an outside perspective on the Company’s cybersecurity program and keeps them abreast of cybersecurity trends affecting the industry. The Committee also reviews the results of the independent cybersecurity assessments and compliance evaluations discussed above. In addition to these regular updates, the Committee and the full Board of Directors would also be promptly informed by the Chief Executive Officer or Interim Chief Financial Officer of any potentially significant cybersecurity incident should one occur, as well as provided ongoing updates from lead members of the incident response teams, including the CISO, regarding any such incidents in accordance with our incident response plan.

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

Our cybersecurity team members hold certifications from industry recognized organizations such as the Information Systems Audit and Control Association (ISACA), the International Information System Security Certification Consortium (ISC2), and the International Council of E-Commerce Consultants (EC-Council). Cybersecurity team members also receive vendor-specific training and certifications, and attend and participate in technical and vendor conferences. As well, certain members of our global privacy team hold certifications from the International Association of Privacy Professionals (IAPP).

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties that we occupied as of February 1, 2026 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	643,000
Bridgewater, New Jersey	Corporate administrative offices	Leased	224,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices and showrooms	Leased	474,000
Venlo/Oud Gastel/Sevenum, The Netherlands	Warehouse and distribution centers	Leased	3,202,000
Palmetto/McDonough, Georgia	Warehouse and distribution centers	Leased	1,834,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	778,000	(1)
Hong Kong SAR, China	Corporate, Tommy Hilfiger and Calvin Klein administrative offices	Leased	88,000

(1) The warehouse and distribution center located in Jonesville, NC is classified as held for sale as of February 1, 2026. We intend to sell the building and related assets within the next 12 months. Please see Note 3, “Assets Held For Sale,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

As of February 1, 2026, we leased certain other administrative offices, showrooms and warehouse and distribution centers in various domestic and international locations. We also leased and operated as of February 1, 2026, approximately 1,350 retail locations in the United States, Canada, Europe, Asia-Pacific and Brazil.

Information with respect to maturities of the Company’s lease liabilities in which we are a lessee is included in Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

Investigation by China’s Ministry of Commerce

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the UEL Provisions upon the suspicion that we (i) suspended normal transactions with Chinese entities or individuals, (ii) adopted discriminatory measures against products produced in or made from raw materials or component parts from China’s Xinjiang Uyghur Autonomous Region, and (iii) violated normal market trading principles. In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February 2025, it announced its determination and placed PVH Corp. on the UEL. We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. According to the UEL Provisions, potential measures could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. No measures have been imposed on us at this time. The practical impact of any such restrictions or prohibitions could include our inability to produce goods in China for sale elsewhere, our inability to sell goods on a wholesale or retail basis in China, or our inability to make investments in China. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Item 1A. Risk Factors for additional information.

Other Matters

We are a party to certain litigations which, in management’s judgment based, in part, on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PVH.” Certain information with respect to the dividends declared on our common stock appear in the Consolidated Statements of Changes in Stockholders’ Equity included in Item 8 of this report. As of March 11, 2026, there were 408 stockholders of record of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)(3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
November 3, 2025 - November 30, 2025	2,171	$78.30	—	$1,211,808,469
December 1, 2025 - January 4, 2026	3,184	82.69	—	1,211,808,469
January 5, 2026 - February 1, 2026	941	66.65	—	1,211,808,469
Total	6,296		—	$1,211,808,469

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

(2)Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2025 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the Russell 3000 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended February 1, 2026.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
01/31/21
01/30/22
01/29/23
02/04/24
02/02/25
02/01/26
PVH Corp.
Russell 3000 Index
S&P 1500 Apparel, Accessories & Luxury Goods Index

Value of $100.00 invested after 5 years:

Our Common Stock	$73.70
Russell 3000 Index	$189.19
S&P 1500 Apparel, Accessories & Luxury Goods Index	$68.73

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

We generated revenue of $9.0 billion, $8.7 billion, and $9.2 billion in 2025, 2024 and 2023 respectively, with over 70% of our revenue in 2025, 2024 and 2023 generated outside of the United States. Our global iconic lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 95% of our revenue during each of 2025 and 2024, and over 90% of our revenue during 2023.

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

RESULTS OF OPERATIONS

Macroeconomic Environment

The conflict in the Middle East, which began in March 2026, has resulted in increased fuel and oil costs, the strengthening of the United States dollar against other currencies, in particular the euro, and volatility in world financial markets. These and other factors may lead to broader macroeconomic implications that could have a significant impact on our business including a decline in consumer spending and inventory availability. The length, scope and intensity of the conflict is unknown. As a result, there is significant uncertainty regarding the extent to which the conflict and its broader macroeconomic implications will impact our business, financial condition and results of operations in 2026.

Inflation and other macroeconomic pressures, such as tariffs (discussed further below), elevated interest rates and the risk of recession, continue to create a complex and challenging retail environment globally, particularly in North America. Macroeconomic factors have had and may continue to have a negative impact on consumer demand for apparel and related products globally.

Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the United States, with incremental tariffs on products imported from most countries and economic unions, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries and economic unions announced retaliatory tariffs on United States exports and other trade restrictions. In February 2026, the U.S. Supreme Court ruled that many of the tariffs imposed by the U.S. federal government were unconstitutional. In response to that decision, the U.S. President issued an executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. The outlook on further trade policy actions is unclear, including whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. These actions have led to significant volatility and uncertainty in global markets. We continue to analyze the impact of incremental tariffs on our business and are taking steps to mitigate our tariff exposure to the extent possible. Mitigation strategies have included, and may continue to more significantly include further sourcing optimization, negotiations with our vendors, internal efficiencies to drive cost savings, optimizing our discount strategies and pricing actions.

The increased tariffs for goods entering the United States had a net negative impact on our full year 2025 gross profit, including a gross impact of approximately $69 million and a partially offsetting impact from mitigation actions which began in the third quarter and more significantly took effect in the fourth quarter. Our outlook assumes a 15% tariff rate on goods coming into the U.S. effective February 24, 2026 and assumes that U.S. inventory receipts prior to that include the tariff rates that were in place for each applicable country prior to the Supreme Court ruling. We currently expect an estimated net negative impact on our full year 2026 gross profit, including a gross impact of approximately $195 million and a partially offsetting impact from planned mitigation actions. However, the duration, magnitude and scope of any additional tariffs are difficult to predict, along with the extent (if any) to which we will be able to offset the impact through our mitigation efforts. In addition, there is significant uncertainty as to the amount and timing of tariff refunds, and as such, our outlook does not assume refunds for tariffs previously paid.

Outlook Uncertainty

There is significant uncertainty with respect to the conflict in the Middle East, global trade policies (including tariffs) and the related impacts of each on the broader macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. Our 2026 outlook excludes any potential impacts from a prolonged, expanded or more intense conflict in the Middle East and assumes no material worsening of current conditions. Our revenue and earnings in 2026 may be subject to material change as a result of these and other macroeconomic factors.

Operations Overview

We generate net sales from (i) the wholesale distribution to traditional retailers (both for stores and digital operations), pure play digital commerce retailers, franchisees, licensees and distributors of branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products under owned and licensed trademarks, and (ii) the sale of certain of these products through (a) approximately 1,350 Company-operated free-standing store locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, (b) approximately 1,450 Company-operated shop-in-shop/concession locations worldwide under our TOMMY HILFIGER and Calvin Klein trademarks, and (c) digital commerce sites worldwide under our TOMMY HILFIGER and Calvin Klein trademarks. Additionally, we generate revenue from fees for licensing the use of our TOMMY HILFIGER and Calvin Klein trademarks.

Effective February 3, 2025, the first day of 2025, we changed our reportable segments to be region-focused to align with changes in our business and organizational structure. We operate our business through the following reportable segments: (i) EMEA, (ii) Americas, (iii) APAC, and (iv) Licensing. Our historical segment results have been recast to reflect the new organizational structure. Our reportable segments include the brand businesses we operate under our TOMMY HILFIGER and Calvin Klein trademarks, which we own, and Van Heusen, Nike and other trademarks, which we license for certain product categories. References to brand names are to registered and common law trademarks owned by us or licensed to us by third parties and identified by italicizing the brand name. Please see Note 20, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our reportable segments.

The following actions, transactions and events have impacted our results of operations and the comparability among the years, including our full year 2026 expectations, as discussed below:

•We recorded pre-tax noncash goodwill and other intangible asset impairment charges of $480 million in the first quarter of 2025 in conjunction with interim goodwill and other intangible assets impairment tests. The impairments were primarily due to a significant increase in discount rates. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

•We embarked on a multi-year initiative beginning in the second quarter of 2024 to simplify our operating model through the Growth Driver 5 Actions. The initiative has resulted in annualized cost savings of over $200 million, while making targeted investments to drive our strategic initiatives. While the actions to support this initiative were largely completed by the end of 2025, there are certain actions to be completed and additional actions that we plan to take under this initiative, on a limited basis, in 2026. We recorded pre-tax costs of $93 million during 2025 in connection with this initiative consisting principally of severance. We recorded pre-tax costs of $24 million during 2024 in connection with this initiative, including $33 million of costs consisting principally of severance, which were partially offset by a $10 million gain on the sale of a warehouse and distribution center. We expect to incur additional costs in 2026, however the additional costs cannot be quantified at this time. Please see Note 17, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

We extended in 2022 most of our licensing agreements with G-III for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2026, the first of which occurred at the end of calendar 2023. We have been directly operating a significant portion of the businesses for the previously licensed product categories, and we intend to continue to directly operate a significant portion of these businesses as the license agreements expire, with the remainder being re-licensed to other third parties. The expiration of these licenses and the transition of previously licensed women’s product categories in house did not have a material impact on our revenue and gross margin in 2024 and resulted in a 1% net increase to our revenue and an approximately 50 basis point decline in our gross margin in 2025. In 2026, the transition of previously licensed product categories in house is expected to result in a less than 1% net increase to our revenue and an approximately 50 basis point decline in our gross margin.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 70% of our 2025 revenue was subject to foreign currency translation.

During 2024 the United States dollar weakened against the euro, which is the foreign currency in which we transact the most business, and then further weakened during 2025. As a result, our 2025 revenue and net income increased by approximately $250 million and $25 million, respectively, as compared to 2024 due to the impact of foreign currency translation. We currently expect our 2026 revenue and net income to increase by approximately $100 million and $15 million, respectively, as compared to 2025 due to the impact of foreign currency translation.

There also is a transactional impact of foreign exchange because we have foreign subsidiaries that purchase inventory in a currency other than their functional currency. We use foreign currency forward contracts to hedge against a portion of the exposure related to this transactional impact. We enter into these contracts up to 15 months in advance for a portion of the projected inventory purchases and may enter into incremental contracts leading up to the time the inventory purchases occur. The impact of foreign currency fluctuations on the cost of inventory purchases covered by these contracts is then realized in our results of operations as the underlying inventory hedged by the contracts is sold. The transactional impact of foreign currency on our 2025 gross margin as compared to 2024 was immaterial. The transactional impact of foreign currency on our 2026 gross margin as compared to 2025 is expected to be favorable by approximately 50 basis points.

We also have exposure to changes in foreign currency exchange rates related to our €1.125 billion aggregate principal amount of senior notes that are held in the United States. The strengthening of the United States dollar against the euro would require us to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments, whereas the weakening of the United States dollar against the euro would require us to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments. We designated the par value of these senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. In addition, we entered into multiple fixed-to-fixed cross-currency swap contracts in 2023, with a maturity date of July 2025, which, in aggregate, economically converted our $500 million principal amount of 4 5/8% senior notes due July 2025 from a United States dollar-denominated obligation to a euro-denominated obligation of €457 million. In July 2025, we completed a transaction to effectively blend and extend those cross-currency swaps with new fixed-to-fixed cross-currency swap contracts maturing in July 2027 and July 2028. We also designated these cross-currency swap contracts as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. As a result, the remeasurement of these foreign currency borrowings and cross-currency swaps at the end of each period is recorded in equity. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Investigation by China’s Ministry of Commerce

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the UEL Provisions. In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February 2025, it announced its determination and placed PVH Corp. on the UEL. We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. Approximately 6% and 20% of our revenue and income before interest and taxes (excluding goodwill and other intangible asset impairment charges recorded in 2025), respectively, were generated in China in each of 2024 and 2025. Furthermore, if, as a result of any such measures, it is necessary for us to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. We may also incur material non-cash impairment charges if we are unable to recover the carrying value of our indefinite-lived intangible assets and long-lived assets. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Part I, Item 1A. Risk Factors of this report for additional information.

The following table summarizes our consolidated statements of operations in 2025, 2024 and 2023:

(Dollars in millions)	2025	2024	2023
Revenue	$8,950	$8,653	$9,218
Gross profit	5,149	5,143	5,363
% of total revenue	57.5%	59.4%	58.2%
SG&A expenses	4,492	4,411	4,543
% of total revenue	50.2%	51.0%	49.3%
Goodwill and other intangible asset impairments	480	—	—
Non-service related pension and postretirement income (cost)	9	(27)	47
Other gain	—	20	15
Equity in net income of unconsolidated affiliates	45	48	46
Income before interest and taxes	231	772	929
Interest expense	94	90	99
Interest income	15	23	11
Income before taxes	151	706	841
Income tax expense	126	107	177
Net income	$25	$599	$664

Total Revenue

Fiscal 2025 Compared to Fiscal 2024

Total revenue in 2025 was $8.950 billion compared to $8.653 billion in 2024. The overall increase in revenue was $297 million, or 3%, in 2025 compared to 2024, including a positive impact of $251 million or 3% related to foreign currency translation.

Revenue by Segment:

•EMEA – Revenue increased $210 million, or 5%, compared to 2024, including a positive impact of $249 million, or 6%, related to foreign currency translation. Excluding the impact of foreign currency translation, the decrease in revenue was driven by declines in both the direct-to-consumer and wholesale businesses.

•Americas – Revenue increased $154 million, or 6%, compared to 2024, driven by growth in the wholesale business partially offset by a decrease in the direct-to-consumer business. The increase in wholesale revenue included the transition to in-house of previously licensed women’s product categories. The impact of foreign currency translation on our Americas segment was not significant.

•APAC – Revenue decreased $60 million, or 4%, compared to 2024, including an approximately 2% decline resulting from the timing of Lunar New Year, which occurred in the first and fourth quarters of 2024 but did not occur at all in 2025. The decrease in revenue reflected declines in both the direct-to-consumer and wholesale businesses. The impact of foreign currency translation on our APAC segment was not significant.

•Licensing – Revenue decreased $7 million, or 2%, compared to 2024.

Revenue by Brand:

•Tommy Hilfiger – Revenue increased 4% compared to 2024, including a 3% positive foreign currency impact.

•Calvin Klein – Revenue increased 3% compared to 2024, including a 2% positive foreign currency impact.

Revenue by Channel:

•Direct-to-consumer – Revenue increased 1% compared to 2024, including a 3% positive foreign currency impact.
◦Owned and operated retail stores – Revenue was flat compared to 2024, including a 3% positive foreign currency impact. Excluding the impact of foreign currency translation, revenue declined in Americas and APAC, with EMEA revenue flat compared to the prior year period.
◦Owned and operated digital commerce – Revenue increased 4% compared to 2024, including a 3% positive foreign currency impact. Excluding the impact of foreign currency translation, growth in Americas and APAC was partially offset by a decline in EMEA.

•Wholesale – Revenue increased 7% compared to 2024, including a 3% positive foreign currency impact. Excluding the impact of foreign currency translation, revenue growth in Americas was partially offset by the decreases in APAC and EMEA.

Fiscal 2024 Compared to Fiscal 2023

Total revenue in 2024 was $8.653 billion compared to $9.218 billion in 2023. The decrease in revenue of $565 million, or 6%, in 2024 compared to 2023 included (i) a 2% decline due to the Heritage Brands intimates transaction, (ii) a 1% decline from the 53rd week in 2023 and (iii) a 1% negative impact of foreign currency translation.

Revenue by Segment:

•EMEA – Revenue decreased $253 million, or 6%, in 2024 compared to 2023, including a negative impact of $23 million, or 1%, related to foreign currency translation. Excluding the impact of foreign currency translation, the decrease in revenue was driven by declines in both the direct-to-consumer and wholesale businesses, primarily due to a planned strategic reduction of sales in EMEA to drive overall higher quality of sales in the region.

•Americas – Revenue decreased $270 million, or 9%, in 2024 compared to 2023, driven by declines in both the direct-to-consumer and wholesale businesses. The decrease in wholesale revenue was driven by a 15% reduction resulting from the Heritage Brands intimates transaction. The impact of foreign currency translation on our Americas segment was not significant.

•APAC – Revenue decreased $27 million, or 2%, in 2024 compared to 2023, including a negative impact of $35 million, or 2%, related to foreign currency translation. Excluding the impact of foreign currency translation, an increase in revenue in the direct-to-consumer business was offset by a decrease in wholesale revenue.

•Licensing – Revenue decreased $15 million, or 3% in 2024, compared to 2023.

Revenue by Brand:

•Tommy Hilfiger – Revenue decreased 5% in 2024 compared to 2023, including a 1% negative foreign currency impact. The decrease in revenue was driven by a revenue decline in Europe, including our planned strategic reduction to drive overall higher quality of sales in the region, which weighed more heavily on Tommy Hilfiger revenue given the size of the business in Europe.

•Calvin Klein – Revenue decreased 1% in 2024 compared to 2023, including a 1% negative foreign currency impact.

Revenue by Channel:

•Direct-to-consumer – Revenue decreased 2% in 2024 compared to 2023, including a 1% decline from the 53rd week in 2023 and a 1% negative foreign currency impact.
◦Owned and operated retail stores – Revenue decreased 1% in 2024 compared to 2023, including a 1% negative foreign currency impact. Excluding the impact of foreign currency translation, growth in EMEA and APAC was offset by a decline in Americas.
◦Owned and operated digital commerce – Revenue decreased 7% in 2024 compared to 2023, including a 1% negative foreign currency impact, primarily due to the planned strategic reduction of sales in EMEA to drive overall higher quality of sales in the region, partially offset by growth in Americas.

•Wholesale – Revenue decreased 10% in 2024 compared to 2023, primarily due to (i) a 5% reduction resulting from the Heritage Brands intimates transaction and (ii) the planned strategic reduction of sales in EMEA to drive overall higher quality of sales in the region. The impact in 2024 of foreign currency translation on our wholesale distribution revenue was not significant.

Fiscal 2026 Compared to Fiscal 2025

We currently expect revenue for the full year 2026 to increase slightly compared to 2025. Excluding the impact of foreign currency translation, we currently expect revenue for the full year 2026 to be flat to increase slightly.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs, inspection costs and tariff and other import costs. Also included as cost of goods sold are the amounts recognized on foreign currency forward contracts as the underlying inventory hedged by such forward contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative (“SG&A”) expenses. Revenue from licensing the use of our trademarks is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

Our gross margin was as follows:

	2025	2024	2023
Gross profit	$5,149	$5,143	$5,363
% of total revenue	57.5%	59.4%	58.2%

Fiscal 2025 Compared to Fiscal 2024

Gross profit in 2025 was $5.149 billion, or 57.5% of total revenue, compared to $5.143 billion, or 59.4% of total revenue, in 2024. Approximately 80 basis points of the decline was due to the gross negative impact of the tariffs enacted in the first quarter of 2025 that were in place for goods coming into the United States and approximately 50 basis points of the decline was due to the transition of previously licensed product categories into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins. The remaining 60 basis point decrease was primarily driven by (i) an increase in promotional selling as compared to the prior year period and (ii) higher freight costs and incremental discounts provided to customers to address the impact of Calvin Klein product delivery delays, partially offset by (i) lower product costs as compared to the prior year period which benefited us more significantly in the fourth quarter of the year, including a slightly favorable transactional impact of foreign exchange on our international businesses, particularly our European business, and (ii) mitigation actions to address the impact of tariffs.

Fiscal 2024 Compared to Fiscal 2023

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

Fiscal 2026 Compared to Fiscal 2025

We currently expect that gross margin in 2026 will be up slightly compared to 2025, despite (i) the approximately 215 basis point gross negative impact in 2026 of the tariffs on goods coming into the United States which reflects an assumed 15% tariff rate effective February 24, 2026 and the tariff rates previously in place for each applicable country prior to the Supreme Court ruling, compared to the approximately 80 basis point gross negative impact in 2025 and (ii) the approximately 50 basis point decline expected in connection with the above-mentioned transition of previously licensed product categories into our directly operated wholesale business. These decreases are expected to be more than offset by (i) the impact of planned mitigation actions to address the impacts of tariffs, (ii) the approximately 50 basis point increase due to the favorable transactional impact of foreign exchange on our international businesses, particularly our European business, (iii) lower product costs, and (iv) the absence of higher freight costs and incremental discounts provided to customers to address the impact of Calvin Klein product delivery delays.

SG&A Expenses

Our SG&A expenses were as follows:

(In millions)	2025	2024	2023
SG&A expenses	$4,492	$4,411	$4,543
% of total revenue	50.2%	51.0%	49.3%

Fiscal 2025 Compared to Fiscal 2024

SG&A expenses in 2025 were $4.492 billion, or 50.2% of total revenue, compared to $4.411 billion, or 51.0% of total revenue in 2024. The 80 basis point decrease in SG&A as a percentage of revenue was primarily driven by (i) the non-recurrence of costs incurred in the prior year period in connection with the Mr. Hilfiger amendment, and (ii) cost savings resulting from the Growth Driver 5 Actions. These decreases were partially offset by a net increase in restructuring costs incurred in connection with the Growth Driver 5 Actions.

Fiscal 2024 Compared to Fiscal 2023

SG&A expenses in 2024 were $4.411 billion, or 51.0% of total revenue, compared to $4.543 billion, or 49.3% of total revenue in 2023. The $132 million decrease in SG&A expenses was primarily driven by cost efficiencies across the business as we continued to take a disciplined approach to managing expenses. The 170 basis point increase in SG&A as a percentage of revenue was primarily driven by (i) the impact of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as compared to 2023, as our direct-to-consumer distribution channel was a larger proportion of our total revenue in 2024 than in 2023 and carries higher SG&A expenses as a percentage of total revenue, (ii) the impact from the deleveraging of expenses resulting from the decline in revenue in 2024, (iii) costs incurred in connection with the Mr. Hilfiger amendment, and (iv) restructuring costs incurred in connection with the Growth Driver 5

Actions. These increases were partially offset by the favorable impact of (i) the 2022 costs savings initiative and (ii) cost efficiencies across the business as we continued to take a disciplined approach to managing expenses.

Fiscal 2026 Compared to Fiscal 2025

We currently expect that SG&A expenses as a percentage of revenue in 2026 will decrease compared to 2025 primarily due to an approximately 100 basis points decrease resulting from the non-recurrence of restructuring costs incurred in 2025 in connection with the Growth Driver 5 actions. This decrease is expected to be offset by the net impact of an increase in strategic investments to fuel growth, including increased marketing, partially offset by the cost savings resulting from the Growth Driver 5 actions. Our expectation for 2026 does not include any further restructuring costs in connection with the Growth Driver 5 actions as they cannot be quantified at this time.

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

Non-Service Related Pension and Postretirement Income (Cost)

Non-service related pension and postretirement income (cost) was $9 million, $(27) million, and $47 million in 2025, 2024 and 2023, respectively. Non-service related pension and postretirement income in 2025 included an actuarial gain on our retirement plans of $13 million. Non-service related pension and postretirement cost in 2024 included an actuarial loss on our retirement plans of $28 million. Non-service related pension and postretirement cost in 2023 included an actuarial gain on our retirement plans of $46 million, inclusive of a $20 million pre-tax curtailment gain recorded in connection with a change to freeze our defined benefit pension plans.

Please see Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our pension and postretirement plans, including the 2023 change to freeze our defined benefit pension plans.

Non-service related pension and postretirement income (cost) recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for 2026 will be approximately $3 million. However, our expectation of 2026 non-service related pension and post-retirement income does not include the impact of an actuarial gain or loss. As a result of volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2026. We may record a significant actuarial gain or loss in 2026 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2026 non-service related pension and postretirement income may be significantly different than our projections.

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

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $45 million, $48 million, and $46 million in 2025, 2024, and 2023 respectively. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands, and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil, and (iv) our PVH Legwear joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed trademarks in the United States and Canada. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

The equity in net income of unconsolidated affiliates for 2025 was relatively flat compared to 2024, relatively flat in 2024 compared to 2023 and expected to continue to be flat in 2026 compared to 2025.

Income Before Interest and Taxes

Our income before interest and taxes were as follows:

(Dollars in millions)	2025	2024	2023
Income before interest and taxes	$231	$772	$929
% of total revenue	2.6%	8.9%	10.1%

Fiscal 2025 Compared to Fiscal 2024

Income before interest and taxes in 2025 was $231 million, or 2.6% of revenue compared to $772 million or 8.9% of revenue in 2024, and included changes in our segments’ income before interest and taxes and other reconciling items as follows:

•EMEA – Income before interest and taxes in 2025 was $749 million, or 17.5% of total revenue, compared to $728 million, or 17.9% of total revenue in 2024. The 40 basis point decrease was driven by a decrease in gross margin. SG&A expenses as a percentage of revenue were flat compared to the prior year period as savings resulting from the Growth Driver 5 Actions were offset by the deleveraging of expenses resulting from the decrease in revenue excluding the impact of foreign currency translation.

•Americas – Income before interest and taxes in 2025 was $252 million, or 9.2% of total revenue, compared to $320 million, or 12.4% of total revenue in 2024. The 320 basis point decrease was driven by a gross margin decline inclusive of the negative impact of the tariffs enacted in the first quarter of 2025 that were in place for goods coming into the United States, partially offset by a decrease in SG&A expenses as a percentage of revenue due to (i) savings primarily resulting from the Growth Driver 5 Actions and (ii) the leveraging of expenses resulting from the increase in revenue.

•APAC – Income before interest and taxes in 2025 was $292 million, or 19.3% of total revenue, compared to $317 million, or 20.1% of total revenue in 2024. The 80 basis point decrease was primarily driven by an increase in SG&A expenses as a percentage of revenue driven by the deleveraging of expenses resulting from the decline in revenue partially offset by a slight increase in gross margin.

•Licensing – Income before interest and taxes was $357 million in 2025, compared to $352 million in 2024.

•Corporate and other costs were $859 million in 2025, an increase of $7 million compared to $852 million in 2024, primarily due to an increase in global brands costs, partially offset by a decrease in corporate costs which includes savings resulting from the Growth Driver 5 Actions along with other efficiencies.

•Restructuring and other items included $560 million of net expenses in 2025, including (i) $480 million of noncash goodwill and other intangible asset impairment charges and (ii) $93 million of restructuring costs in connection with the Growth Driver 5 Actions, partially offset by (iii) a $13 million actuarial gain on retirement plans. Restructuring and other items included $93 million of net expenses in 2024, including (i) $51 million of costs in connection with the Mr. Hilfiger amendment, (ii) a $28 million actuarial loss on retirement plans, and (iii) $24 million of net restructuring costs related to the Growth Driver 5 Actions, partially offset by (iv) a $10 million gain related to the Heritage Brands intimates transaction.

Fiscal 2024 Compared to Fiscal 2023

Income before interest and taxes in 2024 was $772 million, or 8.9% of total revenue compared to $929 million or 10.1% of total revenue in 2023, and included changes in our segments’ income before interest and taxes and other reconciling items as follows:

•EMEA – Income before interest and taxes in 2024 was $728 million, or 17.9% of total revenue, compared to $837 million, or 19.4% of total revenue in 2023. The 150 basis point decrease was driven by an increase in SG&A expenses as a percentage of revenue due primarily to the deleveraging of expenses resulting from the decrease in revenue, partially offset by an increase in gross margin.

•Americas – Income before interest and taxes in 2024 was $320 million, or 12.4% of total revenue, compared to $253 million, or 8.9% of total revenue in 2023. The 350 basis point increase was primarily due to an increase in gross margin and a decrease in SG&A expenses as a percentage of revenue.

•APAC – Income before interest and taxes in 2024 was $317 million, or 20.1% of total revenue, compared to $329 million, or 20.5% of total revenue in 2023. The 40 basis point decrease was primarily driven by a decrease in gross margin.

•Licensing – Income before interest and taxes in 2024 was $352 million, a 3% decrease compared to $363 million in 2023.

•Corporate and other costs were $852 million in 2024, relatively flat compared to $851 million in 2023.

•Restructuring and other items included $93 million of net expenses in 2024, including (i) $51 million of costs incurred in connection with the Mr. Hilfiger amendment, (ii) a $28 million actuarial loss on retirement plans, and (iii) $24 million of net restructuring costs related to the Growth Driver 5 Actions, partially offset by (iv) a $10 million gain related to the Heritage Brands intimates transaction. Restructuring and other items included $2 million of net expenses in 2023, including (i) $61 million of expenses in connection with the 2022 cost savings initiative, partially offset by (i) a $46 million actuarial gain on retirement plans and (ii) an aggregate net gain of $13 million in connection with the Heritage Brands intimates transaction, consisting of a $15 million gain partially offset by $2 million of severance and other termination benefits.

Interest Expense, Net

Interest expense, net increased to $79 million in 2025 from $67 million in 2024 primarily due to the impact of the accelerated share repurchase (“ASR”) agreements we entered into in April 2025 to repurchase $500 million shares of our common stock. Please see the section entitled “Acquisition of Treasury Shares” within “Liquidity and Capital Resources” below for further discussion.

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

Interest expense, net for the full year 2026 is currently expected to be approximately flat as compared to $79 million in 2025.

Income Taxes

Income tax expense was as follows:

(Dollars in millions)	2025	2024	2023
Income tax expense	$126	$107	$177
Income tax as a % of pre-tax income	83.3%	15.2%	21.1%

Significant items which have caused our tax rate to fluctuate each year include the items discussed below. The effect that discrete tax amounts have on the effective income tax rate in each year is not comparable due to changes in our pre-tax income.

Our effective income tax rate for 2025 was 83.3% primarily due to the impact of the $480 million pre-tax noncash goodwill and other intangible asset impairment charges that were recorded during the first quarter of 2025, which were non-deductible for tax purposes and factored into our annualized effective income tax rate, and resulted in a 60.8% increase to our effective income tax rate.

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

We currently expect that our effective income tax rate in 2026 will be in a range of 22% to 23%.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing a broad range of tax reform provisions. The enacted changes did not have a material impact on the 2025 effective tax rate. We do not expect the enacted changes to materially affect our 2026 estimated annual effective tax rate and we will continue to monitor future guidance related to the OBBBA.

The Organization for Economic Cooperation and Development released the Pillar Two framework which includes transition and safe harbor guidelines around the implementation of a global minimum effective tax rate of 15%. Pillar Two legislation was enacted in certain jurisdictions where we operate and was effective in 2024. The global minimum effective tax rate did not have a material impact on our 2025 and 2024 effective tax rates. Based on our current analysis of the Pillar Two provisions, we do not expect it to have a material impact on our 2026 effective tax rate. We continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at February 1, 2026 was $701 million, a decrease of $47 million from $748 million at February 2, 2025. The change in cash and cash equivalents included the impact of (i) cash generated from our operations, (ii) $561 million paid in connection with ASR agreements and open market purchases to repurchase common stock under our stock repurchase program (please see section entitled “Acquisition of Treasury Shares” below for further discussion), (iii) the redemption of $500 million principal amount of 4 5/8% senior notes due 2025 and (iv) $494 million of net proceeds from the issuance of $500 million principal amount of 5 1/2% senior notes due 2030. We ended 2025 with approximately $1.7 billion of borrowing capacity available under our various debt facilities, which included $250 million related to the delayed draw term loan facility that expired on February 4, 2026, as discussed below.

Cash flow in 2026 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) expected common stock repurchases under the stock repurchase program of at least $300 million, (ii) projected capital expenditures of approximately $250 million and (iii) mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities of approximately $13 million, subject to exchange rate fluctuations.

As of February 1, 2026, $334 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions which we would expect to incur material tax costs upon the distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $680 million in 2025 compared to $741 million in 2024. The decrease in cash provided by operating activities as compared to 2024 was primarily driven by (i) a decrease in net income as adjusted for noncash charges and (ii) changes in our working capital, including changes in inventories net of the related change in payables.

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

Investments in Unconsolidated Affiliates

Dividends received from our investments in unconsolidated affiliates of $46 million, $42 million and $30 million during 2025, 2024 and 2023, respectively, are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period. Please see Note 6, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

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

Capital Expenditures

Our capital expenditures in 2025 were $142 million compared to $159 million in 2024. The capital expenditures in 2025 primarily consisted of (i) investments in new stores and store renovations, (ii) investments, upgrades and enhancements in our information technology platforms, systems and infrastructure worldwide, and (iii) enhancements to our warehouse and distribution network in Europe and North America. We currently project that capital expenditures for 2026 will increase to approximately $250 million and will primarily consist of continued investments in these same categories.

Dividends

Cash dividends paid on our common stock totaled $7 million, $9 million and $9 million in 2025, 2024 and 2023, respectively.

We currently project that cash dividends paid on our common stock in 2026 will be approximately $7 million.

Acquisition of Treasury Shares

The Board of Directors has authorized over time beginning in 2015 an aggregate $5 billion stock repurchase program through July 30, 2028. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, trading restrictions under our insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program at any time, without prior notice. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022.

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

During 2025, we additionally purchased 0.8 million shares (all prior to the execution of the ASR agreements) and during 2024 and 2023, we purchased 4.7 million shares and 5.7 million shares, respectively, of our common stock under the program in open market transactions for $61 million, $501 million and $550 million, respectively. Excise taxes of $6 million, $5 million and $5 million were excluded from the share repurchases for 2025, 2024 and 2023, respectively, including in respect of the shares repurchased under the ASR agreements. Purchases of $4 million that were accrued for in our Consolidated Balance Sheet as of February 2, 2025 were paid in 2025. Purchases of $2 million that were accrued for in our Consolidated

Balance Sheet as of February 4, 2024 were paid in 2024. As of February 1, 2026, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

We currently expect common stock repurchases under the stock repurchase program of at least $300 million during 2026.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	2/1/26	2/2/25
Short-term borrowings	$—	$—
Current portion of long-term debt	13	511
Finance lease obligations	3	6
Long-term debt	2,291	1,580
Stockholders’ equity	4,792	5,141

In addition, we had $701 million and $748 million of cash and cash equivalents as of February 1, 2026 and February 2, 2025, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of February 1, 2026 and February 2, 2025.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowing capacity of up to $235 million based on exchange rates in effect on February 1, 2026 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of February 1, 2026 and February 2, 2025.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. Borrowings under the commercial paper note program, when taken together with the revolving borrowings outstanding under the multicurrency revolving credit facility included in the 2022 facilities (as defined below), cannot exceed $1.150 billion. We had no borrowings outstanding under the commercial paper note program as of February 1, 2026 and February 2, 2025.

2025 Unsecured Delayed Draw Term Loan Facilities

On April 4, 2025, we entered into a credit agreement that provided for a delayed draw term loan facility with aggregate lending commitments of $250 million for United States dollar-denominated senior unsecured term loans (the “April 4 facility”). On April 25, 2025, we entered into an additional credit agreement that provided for a delayed draw term loan facility with aggregate lending commitments of $450 million for United States dollar-denominated senior unsecured term loans (the “April 25 facility”).

The April 25 facility terminated by its terms during the second quarter of 2025 as a result of our issuance of the $500 million principal amount of 5 1/2% senior notes due June 13, 2030 discussed below. The April 4 facility terminated by its terms on February 4, 2026. We had not drawn on these facilities prior to their terminations.

Finance Lease Obligations

Our cash payments for finance lease obligations totaled $3 million, $4 million and $5 million in 2025, 2024 and 2023, respectively.

2022 Senior Unsecured Credit Facilities

On December 9, 2022 (the “Closing Date”), we entered into senior unsecured credit facilities (the “2022 facilities”). The 2022 facilities consist of (a) a €441 million euro-denominated Term Loan A facility (the “Euro TLA facility”), (b) a $1.150 billion United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in (i) United States dollars, (ii) Australian dollars (limited to A$50 million), (iii) Canadian dollars (limited to C$70 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250 million), and (c) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars (together with the multicurrency revolving credit facility, the “revolving credit facilities”). The 2022 facilities are due on December 9, 2027.

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

The terms of the Euro TLA facility require us to make quarterly repayments of amounts outstanding, which commenced with the calendar quarter ending March 31, 2023. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2022 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by us would reduce the future required repayment amounts. The outstanding principal balance for the Euro TLA facility was €408 million as of February 1, 2026.

We made payments totaling $13 million, $12 million and $12 million on our term loan under the 2022 facilities in 2025, 2024 and 2023, respectively.

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

The United States dollar-denominated borrowings under the 2022 facilities bear interest at a rate per annum equal to, at our option, either a base rate or an adjusted term secured overnight financing rate, calculated in a manner set forth in the 2022 facilities, plus an applicable margin.

The borrowings denominated in other foreign currencies under the 2022 facilities bear interest at various indexed rates specified in the 2022 facilities and are calculated in a manner set forth in the 2022 facilities, plus an applicable margin.

The applicable margin with respect to the Euro TLA facility as of February 1, 2026 was 1.250%. The applicable margin with respect to the revolving credit facilities as of February 1, 2026 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple ESTR and 1.125% for loans bearing interest at the EURIBOR or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of our fiscal quarters, based upon our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

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

The 2022 facilities require us to comply with customary affirmative, negative and financial covenants, including a maximum net leverage ratio, calculated in a manner set forth in the 2022 facilities. A breach of any of these operating or financial covenants would result in a default under the 2022 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of our other debt.

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

As of February 1, 2026, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of February 1, 2026, our issuer credit was rated BBB- by Standard & Poor’s with a positive outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-3 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, including our revenue growth and operating margin, as well as industry and other qualitative factors.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt.

Additional Cash Requirements

The following table summarizes current and long-term cash requirements as of February 1, 2026, which we expect to fund primarily with cash generated from operating cash flows and continued access to financial and credit markets:

	Cash Requirements
Description	Total	2026	2027-2028	2029-2030	Thereafter
(In millions)
Long-term debt(1)	$2,316	$13	$1,181	$1,122
Interest payments on long-term debt	312	96	149	67
Operating and finance leases(2)	2,414	443	731	499	$741
Inventory purchase commitments(3)	934	934
Other cash requirements(4)	393	149	157	59	28
Total	$6,369	$1,635	$2,218	$1,747	$769
______________________
(1)At February 1, 2026, the outstanding principal balance under our senior unsecured Term Loan A facility was $483 million, which requires mandatory payments through December 9, 2027 (according to the mandatory repayment schedules). We also had outstanding $711 million of 3 1/8% senior unsecured euro notes due December 15, 2027, $622 million of 4 1/8% senior unsecured euro notes due July 16, 2029 and $500 million of 5 1/2% senior unsecured notes due June 13, 2030.
(2)We lease Company-operated free-standing retail store locations, warehouses, distribution centers, showrooms, office space, and certain equipment and other assets. Please see Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(3)Represents contractual commitments that are enforceable and legally binding for goods on order and not received or paid for as of February 1, 2026. Inventory purchase commitments also include fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. Substantially all of these goods are expected to be received and the related payments are expected to be made in 2026. This amount does not include foreign currency forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
(4)Represents cash requirements primarily related to (i) information-technology service agreements, (ii) minimum contractual royalty payments under several license agreements we have with third parties, and (iii) advertising and sponsorship agreements.

Not included in the above table are contributions to our qualified defined benefit pension plans, or payments in connection with our unfunded non-qualified supplemental defined benefit pension plans and our unfunded postretirement health care and life insurance benefits plans. These cash requirements cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets and discount rate. The liabilities associated with these plans are presented in Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. Currently, we do not expect to make any material contributions to our pension plans in 2026. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $47 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $41 million of asset retirement obligations related to our obligation to dismantle or remove leasehold improvements from leased office, retail store or warehouse locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement due to the uncertainty of timing of future cash outflows associated with such obligations. Please see Note 22, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

MARKET RISK

Financial instruments held by us as of February 1, 2026 primarily include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of February 1, 2026. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at February 1, 2026, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.7 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of February 1, 2026, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month EURIBOR. The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part II, Item 7 of this report for further discussion of our credit facilities.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Over 70% of our $9.0 billion of revenue in 2025, $8.7 billion of revenue in 2024 and $9.2 billion of revenue in 2023 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

Our 2025 revenue and net income increased by approximately $250 million and $25 million, respectively, as compared to 2024 due to the impact of foreign currency translation. We currently expect our 2026 revenue and net income to increase by approximately $100 million and $15 million, respectively, as compared to 2025 due to the impact of foreign currency translation.

In 2025, we recognized favorable foreign currency translation adjustments of $403 million within other comprehensive income (loss) principally driven by a weakening of the United States dollar since February 2, 2025 against the euro of 14%. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 46% of our $5.1 billion total goodwill and other intangible assets as of February 1, 2026. This translational impact was partially mitigated by the change in the fair value of our net investment hedges discussed below.

There also is a transactional impact of foreign exchange because we have foreign subsidiaries that purchase inventory in a currency other than their functional currency. We also have exposure to changes in foreign currency rates related to certain intercompany transactions and SG&A expenses. We currently use and plan to continue to use foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. We enter into foreign currency forward contracts pertaining to these inventory transactions up to 15 months in advance of payment for a portion of the projected purchases and may enter into incremental contracts leading up to the time the payments occur.

The transactional impact of foreign currency on our 2025 gross margin as compared to 2024 was immaterial. The transactional impact of foreign currency on our 2026 gross margin as compared to 2025 is expected to be favorable by approximately 50 basis points.

Given our foreign currency forward contracts outstanding at February 1, 2026, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $120 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, we use both non-derivative instruments (the par value of certain of our foreign-denominated debt) and derivative instruments (cross-currency swap contracts), which we designate as net investment hedges. We designated the par value of our €1.125 billion aggregate principal amount of senior notes issued by PVH Corp., a U.S.-based entity, as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. In addition, we entered into multiple receive fixed-rate United States dollar-denominated interest and pay fixed-rate euro-denominated interest cross-currency swap contracts in 2023, with a maturity date of July 2025. In July 2025, we completed a transaction to effectively blend and extend those cross-currency swaps with new receive fixed-rate United States dollar-denominated interest and pay fixed-rate euro-denominated interest cross-currency swap contracts maturing in July 2027 and July 2028. We also designated these cross-currency swap contracts as net investment hedges of our investments in certain of our foreign subsidiaries that use the euro as their functional currency. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

The effect of a 10% change in the euro against the United States dollar would result in a change in the fair value of the net investment hedges of approximately $185 million. Any change in the fair value of the net investment hedges would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest and make long-term debt repayments on our euro-denominated senior notes and to settle our cross-currency swap contracts, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest and make long-term debt repayments on these notes and to settle our cross-currency swap contracts.

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates and mortality rates. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% change in the assumed rate of return on assets would result in a change to 2026 net benefit cost related to the pension plans of approximately $4 million. Likewise, a 0.25% change in the assumed discount rate would result in a change to 2026 net benefit cost of approximately $15 million.

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

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value, except for certain retail inventories in North America that are stated at the lower of cost or market using the retail inventory method. Cost for all wholesale inventories in North America and certain wholesale and retail inventories in Asia is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends and forecasts, inventory aging and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market using the retail inventory method, as applicable. We believe that all inventory write-downs required at February 1, 2026 have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the conflict in the Middle East and global trade policies (including tariffs) and their broader macroeconomic implications, as well as the impact of inflation and other macroeconomic factors, it is possible that the required level of inventory reserves would need to be adjusted.

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

We assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill and other indefinite-lived intangible assets. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting units or indefinite-lived intangible assets. Qualitative factors that we consider as part of our assessment include a change in our market capitalization and its implied impact on reporting unit fair value, a change in our weighted average cost of capital, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. If we perform the quantitative test for any reporting units or indefinite-lived intangible assets, we generally use a discounted cash flow method to estimate fair value. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts and include revenue growth rate, gross margin, operating expenses and earnings before interest, taxes, depreciation and amortization margin. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar analysis and valuations. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potential impairment charge if we are unable to recover the carrying value of our goodwill and other indefinite-lived intangible assets. For goodwill, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For other indefinite-lived intangible assets, an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.

Goodwill Impairment Testing

2025 Interim Impairment Test

Macroeconomic and geopolitical factors that occurred during the first quarter of 2025 resulted in significant market volatility and a decrease in our stock price. As a result, we determined there was a triggering event that required us to perform a quantitative interim goodwill impairment test as of the end of the first quarter of 2025.

As a result of this interim impairment test, we recorded $426 million of noncash impairment charges during the first quarter of 2025, which were included in goodwill and other intangible asset impairments in our Consolidated Statement of Operations and included in restructuring and other items for segment data reporting purposes. The impairments were primarily due to a significant increase in discount rates, which incorporated elevated risk premiums, in particular for the Americas and APAC reporting units. Impairment charges of $8 million and $418 million fully impaired the goodwill balances in the Americas and APAC segments, respectively.

The fair value of the reporting units for goodwill impairment testing was determined using an income approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration, inclusive of a risk premium for each reporting unit to account for the additional risk and uncertainty perceived by market participants related to each reporting unit’s cash flows due to macroeconomic and geopolitical factors.

2025 Annual Impairment Test

For the 2025 annual goodwill impairment test performed as of the beginning of the third quarter of 2025, we elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and reporting unit-specific factors. In performing this assessment, we considered the results of our quantitative interim goodwill impairment test performed in the first quarter of 2025 and the impact of changes in the weighted average cost of capital and updated financial forecasts since the date of the interim impairment test.

After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from our annual impairment test.

No impairment of goodwill resulted from our annual impairment tests in 2024 or 2023. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Indefinite-Lived Intangible Assets Impairment Testing

2025 Interim Impairment Test

We also determined the macroeconomic and geopolitical conditions that occurred during the first quarter of 2025 and resulting impacts discussed above were also a triggering event that prompted the need to perform interim impairment testing of our other indefinite-lived intangible assets as of the end of the first quarter of 2025. For the TOMMY HILFIGER and Calvin Klein tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India, we elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of our annual indefinite-lived intangible asset impairment test for 2024 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 93% as of the date of our 2024 annual test. Considering this and other factors, we determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required.

For the reacquired perpetual license rights in Australia, we elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, we recorded $54 million of noncash impairment charges during the first quarter of 2025 to write down the license rights, which had a carrying amount of $191 million, to a fair value of $137 million. The $54 million of impairment charges was included in goodwill and other intangible asset impairments in our Consolidated Statement of Operations and included in restructuring and other items for segment data reporting purposes. The impairment was primarily due to a significant increase in discount rates. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the Australia business would result in a change to the estimated fair value of the license rights of approximately $22 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the license rights of approximately $25 million.

The fair value of our reacquired perpetual license rights in Australia was determined using an income approach which estimates the net cash flows directly attributable to the subject intangible asset. These cash flows were discounted to present value using a discount rate of approximately 17% that factors in the relative risk of the intangible asset.

2025 Annual Impairment Test

For the 2025 annual indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2025, we elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

We assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company and asset-specific factors. In performing this assessment, we considered the results of our interim impairment testing performed in the first quarter of 2025 and the impact of changes in the weighted average cost of capital and updated financial forecasts since the date of the interim impairment test. After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of our indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from our annual impairment test. Except for the reacquired perpetual license rights in Australia, for which the most recent quantitative impairment test was performed in the first quarter of 2025, the results of which are described above, all indefinite-lived intangibles had significant excess fair value in the most recent quantitative impairment test performed in 2024.

No impairment of indefinite-lived intangible assets resulted from our annual impairment tests in 2024 or 2023. Please see Note 7, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.

Considerations Since the 2025 Annual Impairment Tests

There have been no significant events or change in circumstances since the date of the 2025 annual impairment tests that would indicate the remaining carrying amounts of our goodwill and other indefinite-lived intangible assets may be impaired as of February 1, 2026. If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There continues to be significant uncertainty with respect to the conflict in the Middle East and global trade policies (including tariffs) and their broader macroeconomic implications, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. If economic conditions or market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, or business conditions or strategies for a specific reporting unit change from current assumptions, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, we could incur additional goodwill and other indefinite-lived intangible asset impairment charges in the future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 1, 2026.

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

Remediation of Previously Reported Material Weakness

As previously reported in Part II, Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2025, during the fourth quarter of 2024 management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the area of user access management over the Company’s enterprise resource planning system and the related systems in the Europe, the Middle East and Africa (“EMEA”) region. As a result, the related EMEA business process controls (IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the systems impacted by the ineffective ITGCs, were also ineffective. While the material weakness did not result in any identified misstatements to the financial statements, management concluded that at February 2, 2025, the Company’s internal control over financial reporting was not effective.

During 2025, management successfully implemented the previously disclosed remediation actions, which included (i) creating and filling an IT Compliance Oversight function (ii) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access management; (iii) increasing the extent of oversight and verification checks included in the operation of user access management controls and processes; and (iv) enhancing quarterly management reporting on the remediation measures to the Audit & Risk Management Committee of the Board of Directors.

Furthermore, during the fourth quarter of 2025, we completed testing of the operating effectiveness of the relevant controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of February 1, 2026.

Management’s Assessment of Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 1, 2026.

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

Changes in Internal Control over Financial Reporting

Except for the actions taken in connection with the remediation measures discussed above, there have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ STEFAN LARSSON	/s/ MELISSA STONE

Stefan Larsson	Melissa Stone
Chief Executive Officer	Interim Chief Financial Officer and
March 31, 2026	Executive Vice President, Global
Financial Planning & Analysis
March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on Internal Control Over Financial Reporting

We have audited PVH Corp.’s internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PVH Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2026 and February 2, 2025, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 31, 2026 expressed an unqualified opinion thereon.

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
March 31, 2026

Item 9B. Other Information

Securities Trading Plans of Directors and Officers

During the quarterly period ended February 1, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2026. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to the PVH Board of Directors and with respect to our Audit & Risk Management Committee, our Audit Committee Financial Expert, our Code of Ethics for the Chief Executive and Senior Financial Officers, and our insider trading arrangements and polices is incorporated herein by reference to the section entitled “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2026.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation Tables,” “Compensation Committee Report,” “Compensation Discussion & Analysis,” “Corporate Governance - Committees - Compensation Committee” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Corporate Governance - Transactions with Related Persons” and “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2026.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2026.

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

3.2	By-Laws of PVH Corp., as amended through March 20, 2026 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 20, 2026).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

4.9	Description of Securities (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the fiscal year ended on February 2, 2025).

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

*10.4	PVH Corp. Long-Term Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 26, 2013).

*10.5	PVH Corp. Stock Incentive Plan, as amended and restated effective June 22, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 27, 2023).

*10.6
PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective April 30, 2020 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021).

*10.7
Form of Stock Option Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

*,+10.8	Form of Restricted Stock Unit Agreement for Associates under the PVH Corp. Stock Incentive Plan

*10.9
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

*10.10
Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of June 24, 2010 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010).

*10.11	Schedule of Non-Management Director Fees, effective June 16, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2022).

*10.12
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

*10.13
Form of salary reduction consent and waiver signed by Stefan Larsson (on April 7, 2020) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended May 3, 2020).

*10.14	Employment Agreement, dated as of February 7, 2022, between PVH Corp. and Zac Coughlin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2022).

10.15
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

*10.16
Employment Agreement, dated as of November 29, 2022, between PVH Corp. and Eva Serrano (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended February 4, 2024).

*10.17
Employment Agreement, dated as of July 6, 2022, between PVH Corp. and David Savman. First Amendment to Employment Agreement, dated as of March 11, 2025, between PVH Corp. and David Savman (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2025).

*10.18
Employment Agreement, dated as of October 6, 2023, between PVH Corp. and Lea Rytz Goldman (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2025).

10.19	Form of ASR Agreements (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 2, 2025).

10.20
Credit Agreement, dated as of April 4, 2025, among PVH Corp., certain subsidiaries of PVH Corp. from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 4, 2025).

10.21
Credit Agreement, dated as of April 25, 2025, among PVH Corp., certain subsidiaries of PVH Corp. from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 25, 2025).

*,+10.22	Employment Agreement, effective as of November 1, 2019, between PVH Corp. and Melissa Stone.

*,+10.23	Employment Agreement, dated as of August 25, 2024, between PVH B.V. and Fredrik Olsson.

19	PVH Corp. Insider Trading Policy, effective March 14, 2025 (incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2025).

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Melissa Stone, Interim Chief Financial Officer and Executive Vice President, Global Financial Planning & Analysis, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2
Certification of Melissa Stone, Interim Chief Financial Officer and Executive Vice President, Global Financial Planning & Analysis, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

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

Dated: March 31, 2026

PVH CORP.

By:	/s/ STEFAN LARSSON
Stefan Larsson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEFAN LARSSON	Director and Chief Executive Officer	March 31, 2026
Stefan Larsson	(Principal Executive Officer)

/s/ MELISSA STONE	Interim Chief Financial Officer and Executive Vice	March 31, 2026
Melissa Stone	President, Global Financial Planning & Analysis
(Principal Financial Officer)

/s/ ERIK W. GRAF	Executive Vice President and Corporate Controller	March 31, 2026
Erik W. Graf	(Principal Accounting Officer)

/s/ MICHAEL CALBERT	Chairman (Director)	March 31, 2026
Michael Calbert

/s/ JESPER ANDERSEN	Director	March 31, 2026
Jesper Andersen

/s/ AJAY BHALLA	Director	March 31, 2026
Ajay Bhalla

/s/ BRENT CALLINICOS	Director	March 31, 2026
Brent Callinicos

/s/ GEORGE CHEEKS	Director	March 31, 2026
George Cheeks

/s/ KATE GULLIVER	Director	March 31, 2026
Kate Gulliver

/s/ JUDITH AMANDA SOURRY KNOX	Director	March 31, 2026
Judith Amanda Sourry Knox

/s/ GERALDINE (PENNY) MCINTYRE	Director	March 31, 2026
Geraldine (Penny) McIntyre

/s/ AMY MCPHERSON	Director	March 31, 2026
Amy McPherson

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-55

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	2025	2024	2023
Revenue	$8,950.2	$8,652.9	$9,217.7
Cost of goods sold (exclusive of depreciation and amortization)	3,801.6	3,510.4	3,854.5
Gross profit	5,148.6	5,142.5	5,363.2
Selling, general and administrative expenses	4,492.1	4,411.3	4,542.6
Goodwill and other intangible asset impairments	479.5	—	—
Non-service related pension and postretirement income (cost)	8.9	(26.6)	47.2
Other gain	—	19.5	15.3
Equity in net income of unconsolidated affiliates	44.7	48.2	45.7
Income before interest and taxes	230.6	772.3	928.8
Interest expense	94.2	89.8	99.3
Interest income	14.9	23.2	11.5
Income before taxes	151.3	705.7	841.0
Income tax expense	126.0	107.2	177.4
Net income	$25.3	$598.5	$663.6
Basic net income per common share	$0.53	$10.69	$10.88
Diluted net income per common share	$0.52	$10.56	$10.76

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	2025	2024	2023
Net income	$25.3	$598.5	$663.6
Other comprehensive income (loss):
Foreign currency translation adjustments	403.2	(172.6)	(68.9)
Net unrealized and realized (loss) gain related to effective cash flow hedges, net of tax (benefit) expense of $(21.2), $6.2 and $6.4	(60.3)	18.9	18.1
Net (loss) gain on net investment hedges, net of tax (benefit) expense of $(56.5), $17.0 and $3.4	(174.9)	50.5	10.3
Total other comprehensive income (loss)	168.0	(103.2)	(40.5)
Comprehensive income	$193.3	$495.3	$623.1

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	February 1, 2026	February 2, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$701.5	$748.0
Trade receivables, net of allowances for credit losses of $23.7 and $22.4	994.6	851.2
Other receivables	23.3	25.1
Inventories, net	1,583.5	1,508.7
Prepaid expenses	219.0	210.5
Other	71.0	144.1
Assets held for sale	12.3	—
Total Current Assets	3,605.2	3,487.6
Property, Plant and Equipment, net	673.3	741.0
Operating Lease Right-of-Use Assets	1,861.9	1,157.5
Goodwill	2,021.9	2,260.1
Tradenames	2,684.1	2,565.0
Other Intangibles, net	412.1	455.9
Other Assets, including deferred taxes of $99.0 and $37.0	422.5	366.1
Total Assets	$11,681.0	$11,033.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,146.9	$1,151.0
Accrued expenses	820.6	735.6
Deferred revenue	49.0	55.3
Current portion of operating lease liabilities	346.6	289.1
Short-term borrowings	—	—
Current portion of long-term debt	13.1	510.8
Total Current Liabilities	2,376.2	2,741.8
Long-Term Portion of Operating Lease Liabilities	1,647.8	1,011.3
Long-Term Debt	2,291.4	1,579.9
Other Liabilities, including deferred taxes of $307.3 and $333.5	573.3	559.7
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 89,593,986 and 89,112,404 shares issued	89.6	89.1
Additional paid-in capital – common stock	3,464.0	3,374.1
Retained earnings	6,015.0	5,997.2
Accumulated other comprehensive loss	(688.8)	(856.8)
Less: 43,786,773 and 35,863,271 shares of common stock held in treasury, at cost	(4,087.5)	(3,463.1)
Total Stockholders’ Equity	4,792.3	5,140.5
Total Liabilities and Stockholders’ Equity	$11,681.0	$11,033.2

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2025	2024	2023
OPERATING ACTIVITIES(1)
Net income	$25.3	$598.5	$663.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	272.3	282.2	298.6
Equity in net income of unconsolidated affiliates	(44.7)	(48.2)	(45.7)
Deferred taxes(2)	(44.2)	(25.6)	(14.4)
Stock-based compensation expense	44.1	54.0	51.9
Impairment of goodwill and other intangible assets	479.5	—	—
Impairment of other long-lived assets	13.8	10.2	5.7
Actuarial (gain) loss on retirement and benefit plans	(12.7)	28.2	(45.5)
Other gain	—	(19.5)	(15.3)
Changes in operating assets and liabilities:
Trade receivables, net	(93.3)	(82.8)	118.9
Other receivables	3.1	(10.0)	7.2
Inventories, net	28.5	(133.8)	307.6
Accounts payable, accrued expenses and deferred revenue	(86.1)	95.3	(318.8)
Prepaid expenses	1.8	23.0	(30.1)
Other, net	93.0	(30.6)	(14.3)
Net cash provided by operating activities	680.4	740.9	969.4
INVESTING ACTIVITIES(3)
Purchases of property, plant and equipment	(142.0)	(158.7)	(244.7)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	2.5	7.5	160.0
Proceeds from sale of Karl Lagerfeld investment	—	—	1.4
Purchases of investments held in rabbi trust	(11.5)	(5.5)	(4.7)
Proceeds from investments held in rabbi trust	6.8	2.5	2.9
Proceeds from cross-currency swap contracts (net investment hedges)	4.1	7.0	—
Proceeds from sale of warehouse and distribution center	—	9.5	—
Net cash used by investing activities	(140.1)	(137.7)	(85.1)
FINANCING ACTIVITIES(1)(3)
Net payments on short-term borrowings	—	—	(43.5)
Repayment of 2022 facilities	(12.7)	(11.8)	(11.9)
Proceeds from senior notes, net of related fees	494.0	553.1	—
Repayment/redemption of senior notes	(500.0)	(561.7)	(100.0)
Net proceeds from settlement of awards under stock plans	1.4	7.3	17.9
Cash dividends	(7.5)	(8.6)	(9.4)
Acquisition of treasury shares	(577.7)	(524.8)	(570.3)
Payments of finance lease liabilities	(3.2)	(3.9)	(4.6)
Net cash used by financing activities	(605.7)	(550.4)	(721.8)
Effect of exchange rate changes on cash and cash equivalents	18.9	(12.4)	(5.6)
(Decrease) increase in cash and cash equivalents	(46.5)	40.4	156.9
Cash and cash equivalents at beginning of year	748.0	707.6	550.7
Cash and cash equivalents at end of year	$701.5	$748.0	$707.6

(1) Please see Note 16 for lease related cash flow information.
(2) Please see Note 9 for information on deferred taxes.
(3) Please see Note 19 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Stockholders’ Equity
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 29, 2023	$—	87,641,611	$87.6	$3,244.5	$4,753.1	$(713.1)	$(2,359.4)	$5,012.7
Net income					663.6			663.6
Foreign currency translation adjustments						(68.9)		(68.9)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $6.4						18.1		18.1
Net gain on net investment hedges, net of tax expense of $3.4						10.3		10.3
Comprehensive income								623.1
Settlement of awards under stock plans		925,664	1.0	16.9				17.9
Stock-based compensation expense				51.9				51.9
Dividends declared ($0.15 per common share)					(9.4)			(9.4)
Acquisition of 6,002,213 treasury shares, including excise taxes of $4.9							(577.3)	(577.3)
February 4, 2024	—	88,567,275	88.6	3,313.3	5,407.3	(753.6)	(2,936.7)	5,118.9
Net income					598.5			598.5
Foreign currency translation adjustments						(172.6)		(172.6)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $6.2						18.9		18.9
Net gain on net investment hedges, net of tax expense of $17.0						50.5		50.5
Comprehensive income								495.3
Settlement of awards under stock plans		545,129	0.5	6.8				7.3
Stock-based compensation expense				54.0				54.0
Dividends declared ($0.15 per common share)					(8.6)			(8.6)
Acquisition of 4,928,684 treasury shares, including excise taxes of $4.6							(526.4)	(526.4)
February 2, 2025	—	89,112,404	89.1	3,374.1	5,997.2	(856.8)	(3,463.1)	5,140.5
Net income					25.3			25.3
Foreign currency translation adjustments						403.2		403.2
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $21.2						(60.3)		(60.3)
Net loss on net investment hedges, net of tax benefit of $56.5						(174.9)		(174.9)
Comprehensive income								193.3
Settlement of awards under stock plans		481,582	0.5	0.9				1.4
Stock-based compensation expense				44.1				44.1
Dividends declared ($0.15 per common share)					(7.5)			(7.5)
Acquisition of 7,923,502 treasury shares, including excise taxes of $5.8				44.9			(624.4)	(579.5)
February 1, 2026	$—	89,593,986	$89.6	$3,464.0	$6,015.0	$(688.8)	$(4,087.5)	$4,792.3

See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER and Calvin Klein, which are owned, Warner’s, Olga and True&Co., which the Company owned until November 27, 2023 and Van Heusen, which the Company owned through the second quarter of 2021. The Company currently licenses Van Heusen, along with Nike and other brands, from third parties for certain product categories. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in certain territories. The Company completed the sale of its women’s intimates businesses conducted under the Warner’s, Olga and True&Co. trademarks to Basic Resources on November 27, 2023 (the “Heritage Brands intimates transaction”). Please see Note 4, “Divestitures,” for further discussion. The Company refers to its currently or previously owned and licensed trademarks, other than TOMMY HILFIGER and Calvin Klein, as its “heritage brands” and the businesses it currently operates or previously operated under the heritage brands as its “Heritage Brands business.”

Effective February 3, 2025, the first day of 2025, the Company changed its reportable segments to be region-focused to align with changes in its business and organizational structure. These changes included the reorganization of the executive leadership structure directly reporting to the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”). The Company’s new reportable segments are: (i) EMEA, (ii) Americas, (iii) APAC, and (iv) Licensing. Please see Note 20, “Segment Data,” for further discussion of the change in reportable segments and segment definitions.

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

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2025, 2024 and 2023 represent the 52 weeks ended February 1, 2026, 52 weeks ended February 2, 2025 and 53 weeks ended February 4, 2024, respectively.

Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates due to risks and uncertainties, including the impacts on the Company’s business resulting from the conflict in the Middle East and global trade policies (including tariffs) and their broader macroeconomic implications, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. In addition, there is significant uncertainty surrounding how the Company’s business may be impacted in the future as a result of China’s Ministry of Commerce’s (“MOFCOM”) decision to place the Company on the List of Unreliable Entities (“UEL”). Please see Note 22, “Other Comments,” for further discussion.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s cash and cash equivalents at February 1, 2026 consisted principally of bank deposits and investments in money market funds.

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

The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. As of February 1, 2026 and February 2, 2025, the allowance for credit losses on trade receivables was $23.7 million and $22.4 million, respectively.

Goodwill and Other Intangible Assets — The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets when events and circumstances indicate that the assets might be impaired. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Impairment testing for other indefinite-lived intangible assets is done at the individual asset level. Indefinite-lived intangible assets and intangible assets with finite lives are tested for impairment prior to assessing the recoverability of goodwill.

The Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill and other indefinite-lived intangible assets. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting units or indefinite-lived intangible assets. When performing the quantitative test for goodwill, an impairment loss is recognized if the carrying amount of the reporting unit, including goodwill, exceeds its fair value. The fair value of a reporting unit is estimated using a discounted cash flow model, which includes assumptions such as the weighted average cost of capital, revenue growth rate, gross margin, operating expenses and earnings before interest, taxes, depreciation and amortization margin. The impairment loss recognized is equal to the amount by which the carrying amount exceeds the fair value, but is limited to the total amount of goodwill allocated to that reporting unit. When performing the quantitative test for other indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of the asset exceeds the fair value of the asset, which is generally determined using the estimated discounted cash flows associated with the asset’s use and includes assumptions such as the weighted average cost of capital, revenue growth rate, gross margin, operating expenses and earnings before interest, taxes, depreciation and amortization margin.

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

The Company also determined the macroeconomic and geopolitical conditions that occurred during the first quarter of 2025 and resulting impacts to the Company discussed above were also a triggering event that prompted the need to perform interim impairment testing of its other indefinite-lived intangible assets as of the end of the first quarter of 2025. As a result of this interim impairment testing, the Company recorded $53.5 million of noncash impairment charges during the first quarter of 2025, which were included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations, to write down the reacquired perpetual license rights in Australia. The impairment was primarily due to a significant increase in discount rates. The Company did not record any intangible asset impairments in 2024 or 2023. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

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

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements – 15 to 40 years; machinery, software and equipment – two to 10 years; furniture and fixtures – two to 10 years; and fixtures located in shop-in-shop/concession locations and their related costs – three to four years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. Major additions and improvements that extend the useful life of the asset are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $240.7 million, $243.9 million and $259.9 million in 2025, 2024 and 2023, respectively.

Cloud Computing Arrangements — The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage of a project are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $20.8 million and $14.6 million of costs incurred in 2025 and 2024, respectively, to implement cloud computing arrangements. The Company’s cloud computing arrangements primarily relate to digital and consumer data platforms, and platforms that support its corporate and global supply chain functions. Amortization expense relating to cloud computing arrangements totaled $18.9 million, $20.1 million and $16.9 million in 2025, 2024 and 2023, respectively. Cloud computing costs of $42.2 million and $43.4 million were included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheets as of February 1, 2026 and February 2, 2025, respectively.

Leases — The Company leases approximately 1,350 Company-operated free-standing retail store locations across more than 35 countries, generally with initial lease terms of three to 10 years. The Company also leases warehouses, distribution centers, showrooms and office space, generally with initial lease terms of 10 to 20 years, as well as certain equipment and other assets, generally with initial lease terms of one to five years.

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

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges, as well as the amounts recognized from foreign currency forward contracts as the underlying inventory hedged by such forward contracts is sold. Generally, all other expenses, excluding non-service related pension and post retirement (income) costs, interest expense (income) and income taxes, are included in selling, general and administrative (“SG&A”) expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities, payroll and depreciation and amortization. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $358.1 million, $335.2 million and $357.2 million in 2025, 2024 and 2023, respectively.

Shipping and Handling Fees — Shipping and handling fees that are billed to customers are included in net sales. Shipping and handling costs incurred by the Company are accounted for as fulfillment activities and are recorded in SG&A expenses.

Marketing — Marketing costs are expensed as incurred and are included in SG&A expenses. Marketing expenses, which are subject to exchange rate fluctuations, totaled $495.6 million, $480.0 million and $533.9 million in 2025, 2024 and 2023, respectively. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue.

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

The Company recognizes the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred.

Financial Instruments — The Company currently uses foreign currency forward contracts, non-derivative instruments (the par value of certain of its foreign-denominated debt) and derivative instruments (cross-currency swap contracts) to hedge against a portion of its exposure to changes in foreign currency exchange rates. The Company records the foreign currency forward contracts and cross-currency swap contracts at fair value in its Consolidated Balance Sheets and does not net the related assets and liabilities. Changes in the fair value of foreign currency forward contracts designated as effective hedging instruments and changes in the carrying value of the foreign currency borrowings are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). Cash flows from the Company’s hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. The Company evaluates the effectiveness of its derivative and non-derivative instruments at inception and each quarter thereafter. The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments. Please see Note 10, “Derivative Financial Instruments,” and Note 11, “Fair Value Measurements,” for further discussion.

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the closing exchange rate in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. The resulting translation adjustments are included in the Company’s Consolidated Statements of Comprehensive Income as a component of other comprehensive income (loss) and in the Consolidated Balance Sheets within AOCL. Gains and losses on the revaluation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are included in AOCL. Gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity are principally included in SG&A expenses and totaled a loss of $38.3 million, $13.8 million and $30.2 million in 2025, 2024 and 2023, respectively.

Pension and Benefit Plans — Employee pension benefits earned during the year, as well as interest on the projected benefit obligations or accumulated benefit obligations, are accrued quarterly. The expected return on plan assets is recognized quarterly and determined at the beginning of the year by applying the expected long-term rate of return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. Actuarial gains and losses are recognized in the Company’s operating results in the year in which they occur. These gains and losses include the difference between the actual return on plan assets and the expected return that was recognized quarterly, as well as the change in the projected benefit obligation caused by actual experience and updated actuarial assumptions differing from those assumptions used to record service and interest cost throughout the year. Actuarial gains and losses are measured at least annually at the end of the Company’s fiscal year and, as such, are generally recorded during the fourth quarter of each year. The service cost component of net benefit cost is recorded in SG&A expenses and the other components of net benefit cost, which typically include interest cost, actuarial (gain) loss and expected return on plan assets, are recorded in non-service related pension and postretirement income (cost) in the Company’s Consolidated Statements of Operations. Please see Note 12, “Retirement and Benefit Plans,” for further discussion of the Company’s pension and benefit plans.

Stock-Based Compensation — The Company recognizes all share-based payments to employees and non-employee directors, net of actual forfeitures, as compensation expense in the consolidated financial statements based on their grant date fair values. Please see Note 13, “Stock-Based Compensation,” for further discussion.

Recently Adopted Accounting Guidance — The Financial Accounting Standards Board (“FASB”) issued in December 2023 ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted this standard on a prospective basis beginning with its 2025 annual consolidated financial statements. Other than the incremental disclosures, the adoption did not have any impact on the Company’s consolidated financial statements. Please see Note 9, “Income Taxes,” for the Company’s disclosures pertaining to this update.

Accounting Guidance Issued But Not Adopted as of February 1, 2026 — The FASB issued in November 2024 ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires disclosure, on an annual and interim basis, about the types of costs and expenses included in certain income statement expense captions. Entities are required to apply the guidance on a prospective basis, with retrospective application permitted. The update will be effective for the Company beginning with its 2027 annual consolidated financial statements and interim statements thereafter, with early adoption permitted. Since the adoption of ASU 2024-03 will only affect disclosures, it will not have an impact on the Company’s financial condition or results of operations.

The FASB issued in July 2025 ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. The Company will adopt the guidance prospectively beginning with its first quarter 2026 consolidated financial statements. The adoption of the update is not expected to have a material impact on the Company’s consolidated financial statements.

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

The FASB issued in December 2025 ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update established guidance on the recognition, measurement and presentation of a government grant received by a business entity. Entities may apply this guidance using a modified prospective, modified retrospective or retrospective approach. The update will be effective for the Company beginning with its first quarter 2029 consolidated financial statements, with early adoption permitted. The adoption of the update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Product Sales

The Company generates revenue from the wholesale distribution of its products to traditional retailers (including for sale through their digital commerce operations), pure play digital commerce retailers, franchisees, licensees and distributors. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon receipt of goods by the customer. Payment typically is due within 30 to 90 days. The amount of revenue recognized is net of returns, sales allowances and other discounts that the Company offers to its wholesale customers. The Company estimates returns based on an analysis of historical experience and individual customer arrangements and estimates sales allowances and other discounts based on seasonal negotiations, historical experience and an evaluation of current sales trends and market conditions.

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

License Agreements

The Company generates revenue from licensing the rights to access its trademarks to third parties, including the Company’s joint ventures. The license agreements generally are exclusive to a territory or product category, have terms in excess of one year and, in most cases, include renewal options. In exchange for providing these rights, the license agreements require the licensees to pay the Company a royalty and, in certain agreements, an advertising fee. In both cases, the Company generally receives the greater of (i) a sales-based percentage fee and (ii) a contractual minimum fee for each annual performance period under the license agreement.

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

As of February 1, 2026, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1.1 billion, of which the Company expects to recognize $254.4 million as revenue in 2026, $211.2 million in 2027 and $637.4 million thereafter. The Company elected not to disclose the remaining performance obligations for license agreements that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.

Deferred Revenue

Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the years ended February 1, 2026 and February 2, 2025, were as follows:

(In millions)	2025	2024
Deferred revenue balance at beginning of period	$55.3	$55.5
Net additions to deferred revenue during the period	45.1	51.3
Reductions in deferred revenue for revenue recognized during the period (1)	(51.4)	(51.5)
Deferred revenue balance at end of period	$49.0	$55.3

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $4.7 million and $6.8 million as of February 1, 2026 and February 2, 2025, respectively.

Please see Note 20, “Segment Data,” for information on the disaggregation of revenue by segment, distribution channel and brand.

3. ASSETS HELD FOR SALE

In line with the fifth growth driver of the PVH+ Plan, the Company’s multiyear strategic plan, the Company has committed to a plan to sell its owned warehouse and distribution center located in Jonesville, NC. The Company concluded the criteria had been met to classify the building and related assets as held for sale during the first quarter of 2025 and ceased recording depreciation at that time. The carrying value of $16.7 million, which was determined to be lower than its fair value, less costs to sell, was reclassified from property, plant and equipment, net to assets held for sale in the Company’s Consolidated Balance Sheet during the first quarter of 2025. During the fourth quarter of 2025, the Company made the determination to redeploy certain equipment from the Jonesville warehouse and distribution center that was originally classified as held for sale for use in other Company warehouses and distribution centers.

The building and remaining related assets classified as held for sale had a carrying value of $12.3 million as of February 1, 2026. The Company intends to sell the building and related assets within the next 12 months.

4.      DIVESTITURES

Sale of Warner’s, Olga and True&Co. Women’s Intimates Businesses

The Company completed the Heritage Brands intimates transaction on November 27, 2023 for net proceeds of $155.6 million, after transaction costs. The final carrying value of the net assets sold on the closing date was $140.3 million, which consisted of $44.5 million of inventory and $95.8 million of tradenames.

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

5.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2025	2024
Land	$—	$1.0
Buildings and building improvements	—	30.4
Machinery, software and equipment	1,054.1	1,002.0
Furniture and fixtures	715.9	611.0
Shop-in-shops/concession locations	276.3	236.2
Leasehold improvements	827.3	770.5
Construction in progress	29.1	71.3
Property, plant and equipment, gross	2,902.7	2,722.4
Less: Accumulated depreciation	(2,229.4)	(1,981.4)
Property, plant and equipment, net	$673.3	$741.0

Land and buildings and building improvements, net of accumulated depreciation were reclassified to assets held for sale in the Company’s Consolidated Balance Sheet during 2025 in connection with a plan to sell the Company’s owned warehouse and distribution center located in Jonesville, NC. Please see Note 3, “Assets Held For Sale,” for further discussion. Construction in progress at February 1, 2026 and February 2, 2025 represents costs incurred for machinery, software and equipment, furniture and fixtures, and leasehold improvements not yet placed in use. Construction in progress at February 1, 2026 principally related to (i) investments in new stores and store renovations and (ii) investments, upgrades and enhancements in the Company’s information technology platforms, systems and infrastructure worldwide. Construction in progress at February 2, 2025 principally related to (i) enhancements to the Company’s warehouse and distribution network in Europe and (ii) investments in (a) upgrades and enhancements to platforms and systems worldwide and (b) new stores and store renovations. Interest costs capitalized in construction in progress were immaterial during 2025, 2024 and 2023.

6.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Included in other assets in the Company’s Consolidated Balance Sheets was $214.3 million as of February 1, 2026 and $198.2 million as of February 2, 2025 related to the following investments in unconsolidated affiliates, all of which are being accounted for under the equity method of accounting.

PVH India
The Company owns a 50% economic interest in PVH Arvind Fashion Private Limited (“PVH India”). PVH India licenses from certain Company subsidiaries the rights to the TOMMY HILFIGER and Calvin Klein trademarks in India for certain product categories.

The Company received dividends of $5.7 million, $6.0 million and $6.0 million from PVH India during 2025, 2024 and 2023, respectively.

PVH Legwear

The Company owns a 49% economic interest in PVH Legwear LLC (“PVH Legwear”). PVH Legwear licenses from certain subsidiaries of the Company the rights to distribute and sell socks and hosiery in the United States and Canada under the TOMMY HILFIGER and Calvin Klein brands. Additionally, PVH Legwear sells socks and hosiery under other owned and licensed trademarks.

The Company received dividends of $12.3 million, $8.8 million and $6.9 million from PVH Legwear during 2025, 2024 and 2023, respectively.

TH Brazil

The Company owns an economic interest of approximately 41% in Tommy Hilfiger do Brasil S.A. (“TH Brazil”). TH Brazil licenses from a subsidiary of the Company the rights to the TOMMY HILFIGER trademarks in Brazil for certain product categories.

The Company received dividends of $3.3 million, $1.2 million and $0.6 million from TH Brazil during 2025, 2024 and 2023, respectively.

PVH Mexico

The Company owns a 49% economic interest in Baseco, S.A.P.I. de C.V. (“PVH Mexico”). PVH Mexico licenses from certain subsidiaries of the Company the rights to distribute and sell certain products in Mexico under the TOMMY HILFIGER and Calvin Klein brands. Additionally, PVH Mexico licenses certain other trademarks for some product categories.

The Company received dividends of $24.5 million, $25.8 million and $16.6 million from PVH Mexico during 2025, 2024 and 2023, respectively.

7.      GOODWILL AND OTHER INTANGIBLE ASSETS

As described in Note 20, “Segment Data,” effective February 3, 2025, the first day of 2025, the Company changed its reportable segments to be region-focused to align with changes in its business and organizational structure. The Company did not recast goodwill by segment for earlier historical periods as it was impracticable to do so.

The changes in the carrying amount of goodwill, by segment, prior to the change in reportable segments, were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Total
Balance as of February 4, 2024
Goodwill, net (1)	$331.9	$406.1	$25.8	$1,558.3	$—	$2,322.1
Currency translation	—	(9.5)	—	(52.5)	—	(62.0)
Balance as of February 2, 2025
Goodwill, net (1)	$331.9	$396.6	$25.8	$1,505.8	$—	$2,260.1

(1) Goodwill is net of accumulated impairment charges of $449.9 million, $471.3 million and $177.2 million related to its Calvin Klein North America, Calvin Klein International and Tommy Hilfiger North America reporting units, respectively, as of February 2, 2025 and February 4, 2024.

The information in the table below reflects the impact of the segment change whereby goodwill was reallocated to the respective reporting units on the first day of 2025 using a relative fair value approach. As a result of the change in reportable segments, the Company performed an impairment assessment immediately before and immediately after the segment change became effective, and no impairment of goodwill was identified.

(In millions)	EMEA	Americas	APAC	Licensing	Total
Balance as of February 2, 2025
Goodwill, net (1)	$1,426.4	$7.6	$414.0	$412.1	$2,260.1
Impairment	—	(7.6)	(418.4)	—	(426.0)
Currency translation	181.0	—	4.4	2.4	187.8
Balance as of February 1, 2026
Goodwill, net (2)	$1,607.4	$—	$—	$414.5	$2,021.9

(1) Goodwill is net of accumulated impairment charges of $206.9 million, $635.3 million, $156.4 million and $99.8 million related to its EMEA, Americas, APAC and Licensing reporting units, respectively, as of February 2, 2025.

(2) Goodwill is net of accumulated impairment charges of $206.9 million, $642.9 million, $574.8 million and $99.8 million related to its EMEA, Americas, APAC and Licensing reporting units, respectively, as of February 1, 2026.

The Company’s other intangible assets consisted of the following:

	2025			2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships (1)	$28.6	$(22.7)	$5.9	$138.3	$(128.5)	$9.8
Reacquired license rights	402.7	(156.4)	246.3	392.5	(140.6)	251.9
Total intangible assets subject to amortization	431.3	(179.1)	252.2	530.8	(269.1)	261.7
Indefinite-lived intangible assets:
Tradenames	2,684.1	—	2,684.1	2,565.0	—	2,565.0
Reacquired perpetual license rights (2)	159.9	—	159.9	194.2	—	194.2
Total indefinite-lived intangible assets	2,844.0	—	2,844.0	2,759.2	—	2,759.2
Total other intangible assets	$3,275.3	$(179.1)	$3,096.2	$3,290.0	$(269.1)	$3,020.9

The gross carrying amount and accumulated amortization of certain intangible assets include the impact of changes in foreign currency exchange rates.

(1) The change in the gross carrying amount and accumulated amortization balances from February 2, 2025 to February 1, 2026 both included a reduction of $122.0 million for fully amortized intangible assets.

(2) The change from February 2, 2025 to February 1, 2026 included $53.5 million of noncash impairment charges for the reacquired perpetual license rights in Australia. Please see the section “Goodwill and Other Intangible Assets Impairment Testing” below for further discussion.

Amortization expense related to the Company’s intangible assets subject to amortization was $16.6 million and $22.5 million for 2025 and 2024, respectively.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets subject to amortization as of February 1, 2026 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2026	$14.0
2027	13.8
2028	13.8
2029	12.6
2030	12.1

Goodwill and Other Intangible Assets Impairment Testing

Please see Note 1, “Summary of Significant Accounting Policies,” for discussion of the Company’s goodwill and other intangible assets impairment testing process.

Goodwill Impairment Testing

2025 Interim Impairment Test

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

The fair value of the reporting units for goodwill impairment testing was determined using an income approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration, inclusive of a risk premium for each reporting unit to account for the additional risk and uncertainty perceived by market participants related to each reporting unit’s cash flows due to macroeconomic and geopolitical factors.

2025 Annual Impairment Test

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

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company- and reporting unit-specific factors. In performing this assessment, the Company considered the results of its quantitative goodwill impairment test performed in 2022, and the impact at that time of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in the Company’s market capitalization since the time of the 2022 test, which would imply a reduction to the risk premium included in the discount rate used in the 2022 test and, therefore, improvement in the fair values of the Company’s reporting units, and (ii) the Company’s then-current financial performance and updated financial forecasts, which were generally consistent with or exceeded the projections used in the 2022 test.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each reporting unit with allocated goodwill was less than its carrying amount and concluded that the quantitative goodwill impairment test was not required. No impairment of goodwill resulted from the Company’s annual impairment test in 2023.

Indefinite-Lived Intangible Assets Impairment Testing

2025 Interim Impairment Test

The Company also determined the macroeconomic and geopolitical conditions that occurred during the first quarter of 2025 and resulting impacts to the Company discussed above were also a triggering event that prompted the need to perform interim impairment testing of its other indefinite-lived intangible assets as of the end of the first quarter of 2025. For the TOMMY HILFIGER and Calvin Klein tradenames and the reacquired perpetual license rights for TOMMY HILFIGER in India, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount. For these assets, no impairment was identified as a result of the Company’s annual indefinite-lived intangible asset impairment test for 2024 and the fair values of these indefinite-lived intangible assets substantially exceeded their carrying amounts. The asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by approximately 93% as of the date of the Company’s 2024 annual test. Considering this and other factors, the Company determined qualitatively that it was not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts and concluded that a quantitative impairment test was not required.

For the reacquired perpetual license rights in Australia, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test. As a result of this quantitative interim impairment testing, the Company recorded $53.5 million of noncash impairment charges during the first quarter of 2025 to write down the license rights, which had a carrying amount of $190.8 million, to a fair value of $137.3 million. The $53.5 million of impairment charges was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and included in restructuring and other items for segment data reporting purposes. The impairment was primarily due to a significant increase in discount rates. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate of the Australia business would result in a change to the estimated fair value of the license rights of approximately $22.0 million. Likewise, a 100 basis point change in the weighted average cost of capital would result in a change to the estimated fair value of the license rights of approximately $25.0 million.

The fair value of the Company’s reacquired perpetual license rights in Australia was determined using an income approach which estimates the net cash flows directly attributable to the subject intangible asset. These cash flows were discounted to present value using a discount rate of approximately 17% that factors in the relative risk of the intangible asset.

2025 Annual Impairment Test

The Company performed its annual impairment test for other indefinite-lived intangible assets as of the beginning of the third quarter of 2025. For the 2025 annual indefinite-lived intangible assets impairment test, the Company elected to assess qualitative factors first to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

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

2024 Annual Impairment Test

For the 2024 annual impairment test performed as of the beginning of the third quarter of 2024 for all other indefinite-lived intangible assets, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative impairment test, using a discounted cash flow method to estimate fair value. The fair values for all indefinite-lived intangible assets exceeded their carrying amounts and, therefore, the assets were not impaired. The indefinite-lived intangible asset with the least excess fair value had an estimated fair value that exceeded its carrying amount by 19%.

2023 Annual Impairment Test

For the 2023 annual other indefinite-lived intangible assets impairment test performed as of the beginning of the third quarter of 2023, the Company elected to first assess qualitative factors to determine whether it was more likely than not that the fair value of any asset was less than its carrying amount.

The Company assessed relevant events and circumstances, including industry, market and macroeconomic conditions, as well as Company- and asset-specific factors. In performing this assessment, the Company considered the results of its annual impairment testing performed in 2022, and the impact at that time of (i) the improvement in certain macroeconomic conditions contributing to a favorable change in the Company’s market capitalization since the time of 2022 test, which would imply a reduction to the risk premium included in the discount rate used in the 2022 test, and therefore, improvement in the fair value of each of its indefinite-lived intangible assets and (ii) the Company’s then-current financial performance and updated financial forecasts.

After assessing these events and circumstances, the Company determined that it was not more likely than not that the fair value of each of its indefinite-lived intangible assets was less than its carrying amount and concluded that a quantitative impairment test was not required. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment test in 2023.

Considerations Since the 2025 Annual Impairment Tests

There have been no significant events or change in circumstances since the date of the 2025 annual impairment tests that would indicate the remaining carrying amounts of the Company’s goodwill and other indefinite-lived intangible assets may be impaired as of February 1, 2026. If different assumptions for the Company’s goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There continues to be significant uncertainty with respect to the conflict in the Middle East and global trade policies (including tariffs) and their broader macroeconomic implications, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. If economic conditions or market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, or business conditions or strategies for a specific reporting unit change from current assumptions, the Company’s businesses do not perform as projected, or there is an extended period of a significant decline in its stock price, the Company could incur additional goodwill and other indefinite-lived intangible asset impairment charges in the future.

8.      DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of February 1, 2026 and February 2, 2025.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowing capacity of up to $234.9 million based on exchange rates in effect on February 1, 2026 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of February 1, 2026 and February 2, 2025.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. Borrowings under the commercial paper note program, when taken together with the revolving borrowings outstanding under the multicurrency revolving credit facility included in the 2022 facilities (as defined below), cannot exceed $1,150.0 million. The Company had no borrowings outstanding under the commercial paper note program as of February 1, 2026 and February 2, 2025.

2025 Unsecured Delayed Draw Term Loan Facilities

On April 4, 2025, the Company entered into a credit agreement that provided for a delayed draw term loan facility with aggregate lending commitments of $250.0 million for United States dollar-denominated senior unsecured term loans (the “April

4 facility”). On April 25, 2025, the Company entered into an additional credit agreement that provided for a delayed draw term loan facility with aggregate lending commitments of $450.0 million for United States dollar-denominated senior unsecured term loans (the “April 25 facility”).

The April 25 facility terminated by its terms during the second quarter of 2025 as a result of the Company’s issuance of the $500.0 million principal amount of 5 1/2% senior notes due June 13, 2030 discussed below. The April 4 facility terminated by its terms on February 4, 2026. The Company had not drawn on these facilities prior to their terminations.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2025	2024

Senior unsecured Term Loan A facility due 2027 (1)	$482.4	$432.7
4 5/8% senior unsecured notes due 2025	—	499.4
3 1/8% senior unsecured euro notes due 2027 (1)	709.1	619.1
4 1/8% senior unsecured euro notes due 2029 (1)	618.2	539.5
5 1/2% senior unsecured notes due 2030	494.8	—
Total	2,304.5	2,090.7
Less: Current portion of long-term debt	13.1	510.8
Long-term debt	$2,291.4	$1,579.9

(1)     The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of February 1, 2026 and February 2, 2025.

The Company’s mandatory long-term debt repayments for the next five years were as follows as of February 1, 2026:

(In millions)
Fiscal Year	Amount (1)
2026	$13.1
2027	1,181.0
2028	—
2029	622.2
2030	500.0

(1)     A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the next five years exceed the total carrying amount of the Company’s debt as of February 1, 2026 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of February 1, 2026, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2022 Senior Unsecured Credit Facilities

On December 9, 2022 (the “Closing Date”), the Company entered into senior unsecured credit facilities (the “2022 facilities”). The 2022 facilities consist of (a) a €440.6 million euro-denominated Term Loan A facility (the “Euro TLA facility”), (b) a $1,150.0 million United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in (i) United States dollars, (ii) Australian dollars (limited to A$50.0 million), (iii) Canadian dollars (limited to C$70.0 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250.0 million), and (c) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars (together with the multicurrency revolving credit facility, the “revolving credit facilities”). The 2022 facilities are due on December 9, 2027.

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

The terms of the Euro TLA facility require the Company to make quarterly repayments of amounts outstanding, which commenced with the calendar quarter ending March 31, 2023. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2022 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by the Company would reduce the future required repayment amounts. The outstanding principal balance for the Euro TLA facility was €407.6 million as of February 1, 2026.

The Company made payments totaling $12.7 million, $11.8 million and $11.9 million on its term loan under the 2022 facilities during 2025, 2024 and 2023, respectively.

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

The United States dollar-denominated borrowings under the 2022 facilities bear interest at a rate per annum equal to, at the Company’s option, either a base rate or an adjusted term secured overnight financing rate, calculated in a manner set forth in the 2022 facilities, plus an applicable margin.

The borrowings denominated in other foreign currencies under the 2022 facilities bear interest at various indexed rates specified in the 2022 facilities and are calculated in a manner set forth in the 2022 facilities, plus an applicable margin.

The applicable margin with respect to the Euro TLA facility as of February 1, 2026 was 1.250%. The applicable margin with respect to the revolving credit facilities as of February 1, 2026 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple ESTR and 1.125% for loans bearing interest at the EURIBOR or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

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

The 2022 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a maximum net leverage ratio, calculated in a manner set forth in the 2022 facilities. A breach of any of these operating or financial covenants would result in a default under the 2022 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of the Company’s other debt.

7 3/4% Debentures Due 2023

The Company had $100.0 million of debentures due November 15, 2023 that accrued interest at the rate of 7 3/4%. The Company repaid these debentures at maturity.

3 5/8% Euro Senior Notes Due 2024

The Company had outstanding €525.0 million principal amount of 3 5/8% senior notes due July 15, 2024. The Company redeemed these notes on April 25, 2024 utilizing the net proceeds from the issuance of the €525.0 million principal amount of 4 1/8% senior notes due July 16, 2029 together with other available funds, as discussed below. The Company recorded an immaterial amount of debt extinguishment costs to write-off previously capitalized debt issuance costs associated with these notes during 2024.

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

As of February 1, 2026, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit and bank guarantees primarily to collateralize the Company’s insurance and lease obligations. The Company had $104.3 million of these standby letters of credit and bank guarantees outstanding as of February 1, 2026.

Interest paid was $91.9 million, $78.4 million and $96.4 million during 2025, 2024 and 2023, respectively.

9.      INCOME TAXES

The domestic and foreign components of income before income taxes were as follows:

(In millions)	2025	2024	2023
Domestic	$(239.6)	$61.6	$90.9
Foreign	390.9	644.1	750.1
Total	$151.3	$705.7	$841.0

The income before income taxes in 2025 includes $479.5 million of noncash goodwill and other intangible asset impairment charges recorded during the first quarter of 2025.

The provision for income taxes attributable to income consisted of the following:

(In millions)	2025	2024	2023
Federal:
Current	$—	$(0.2)	$0.1
Deferred	(22.6)	(24.3)	(18.2)
State and local:
Current	9.5	5.4	5.3
Deferred	(1.6)	0.1	0.2
Foreign:
Current	160.7	127.6	186.4
Deferred	(20.0)	(1.4)	3.6
Total	$126.0	$107.2	$177.4

The reconciliation of the U.S. federal statutory tax rate to the Company’s worldwide effective income tax rate for 2025 after the adoption of ASU 2023-09 was as follows:

	2025
(Dollars in millions)	Amount	Percent
U.S. federal statutory tax rate	$31.8	21.0%
State and local income taxes, net of federal income tax effect (1)	4.7	3.1%
Foreign tax effects (by jurisdiction):
Australia
Statutory tax rate difference between Australia and United States	(7.0)	(4.6)%
Nondeductible impairment of goodwill	16.3	10.8%
Other	1.1	0.7%
China
Foreign withholding taxes	7.8	5.2%
Nondeductible impairment of goodwill	48.3	31.9%
Other	(6.0)	(4.0)%
Hong Kong
Nondeductible impairment of goodwill	11.9	7.9%
Other	(1.9)	(1.3)%
Netherlands
Statutory tax rate difference between Netherlands and United States	11.2	7.4%
Foreign currency remeasurement	7.8	5.2%
Other	(0.2)	(0.1)%
South Korea
Nondeductible impairment of goodwill	6.3	4.2%
Other	3.0	2.0%
Other foreign jurisdictions	20.2	13.3%
Effect of cross-border tax laws:
Foreign-derived intangible income deduction (FDII)	(13.4)	(8.9)%
Tax credits:
Foreign tax credits	(9.6)	(6.3)%
Changes in valuation allowances	0.6	0.4%
Nontaxable or nondeductible items	8.7	5.7%
Changes in unrecognized tax benefits	(15.6)	(10.3)%
Effective income tax rate	$126.0	83.3%

(1) State taxes in California, New Jersey and Florida represent the majority (greater than 50 percent) of the tax effect in this category.

The reconciliations of the U.S. federal statutory tax rate to the Company’s worldwide effective income tax rate for the years prior to the adoption of ASU 2023-09 were as follows:

	2024		2023
Statutory federal income tax rate	21.0%		21.0%
State and local income taxes, net of federal income tax benefit	0.7%		0.8%
Effects of international jurisdictions, including foreign tax credits	3.0%		1.9%
Change in estimates for uncertain tax positions	(7.6)%	(1)	(1.6)%
Change in valuation allowance	(1.8)%		0.3%
Tax on foreign earnings (GILTI and FDII)	(0.5)%		(1.9)%
Excess tax (benefit) expense related to stock-based compensation	(0.1)%		0.1%
Other, net	0.5%		0.5%
Effective income tax rate	15.2%		21.1%

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

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing a broad range of tax reform provisions. The enacted changes did not have a material impact on the 2025 effective tax rate.

The Organization for Economic Cooperation and Development released the Pillar Two framework which includes transition and safe harbor guidelines around the implementation of a global minimum effective tax rate of 15%. Pillar Two legislation was enacted in certain jurisdictions where the Company operates and was effective in 2024. The global minimum effective tax rate did not have a material impact on the 2025 and 2024 effective tax rates.

Deferred Income Taxes

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2025	2024
Gross deferred tax assets
Tax loss and credit carryforwards	$183.7	$170.5
Operating lease liabilities	503.0	331.4
Employee compensation and benefits	48.9	52.7
Inventories	48.5	44.6
Property, plant and equipment	268.4	242.6
Derivative financial instruments	24.8	—
Other	56.6	50.8
Subtotal	1,133.9	892.6
Valuation allowances	(60.7)	(60.0)
Total gross deferred tax assets, net of valuation allowances	$1,073.2	$832.6
Gross deferred tax liabilities
Intangibles	$(771.0)	$(754.7)
Operating lease right-of-use assets	(483.6)	(304.8)
Derivative financial instruments	—	(44.1)
Other	(26.9)	(25.5)
Total gross deferred tax liabilities	$(1,281.5)	$(1,129.1)
Net deferred tax liability	$(208.3)	$(296.5)

At the end of 2025, the Company had approximately $190.1 million of net operating loss and tax credit carryforwards on a tax-effected basis available to offset future taxable income in various jurisdictions. The carryforwards expire principally between 2026 and 2045.

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

Income Taxes Paid

Income taxes paid, net of refunds received, in 2025 were as follows:

(In millions)	2025
Federal	$—
State	3.8
Foreign (by jurisdiction):
China	14.1
Germany	11.4
Hong Kong	13.1
Netherlands	77.8
Other	62.0
Total	$182.2

Income taxes paid, net of refunds received were $165.6 million and $209.8 million in 2024 and 2023, respectively.

Uncertain Tax Positions

The summary of the activity related to our gross unrecognized tax benefits for each of the last three years was as follows:

(In millions)	2025	2024	2023
Balance at beginning of year	$59.4	$99.6	$114.7
Increases related to prior year tax positions	0.7	3.2	0.6
Decreases related to prior year tax positions	(11.6)	(35.4)	(11.0)
Increases related to current year tax positions	5.2	5.0	2.9
Lapses in statute of limitations	(9.0)	(12.0)	(6.4)
Effects of foreign currency translation	2.5	(1.0)	(1.2)
Balance at end of year	$47.2	$59.4	$99.6

The entire amount of uncertain tax positions as of February 1, 2026, if recognized, would reduce the future effective tax rate under current accounting guidance.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Statements of Operations for 2025, 2024 and 2023 totaled a benefit of $0.8 million, a benefit of $9.2 million and an expense of $1.3 million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of February 1, 2026 and February 2, 2025 totaled $11.4 million and $11.7 million, respectively. The Company recorded its liabilities for uncertain tax positions principally in accrued expenses and other liabilities in its Consolidated Balance Sheets.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,357.8 million and $1,327.3 million, respectively, as of February 1, 2026 and $1,181.0 million and $1,158.6 million, respectively, as of February 2, 2025. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets				Liabilities
	2025		2024		2025		2024
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$1.5	$0.1	$41.0	$3.6	$22.0	$0.6	$0.6	$—
Cross-currency swap contracts (net investment hedges)	7.4	—	24.9	—	—	44.0	—	—
Undesignated contracts:
Foreign currency forward contracts	0.2	—	4.1	—	9.1	—	0.9	—
Total	$9.1	$0.1	$70.0	$3.6	$31.1	$44.6	$1.5	$—

The notional amount outstanding of foreign currency forward contracts was $1,373.4 million at February 1, 2026. Such contracts expire principally between February 2026 and April 2027.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive Income (Loss)

(In millions)	2025	2024	2023
Foreign currency forward contracts (inventory purchases)	$(68.8)	$49.2	$35.6
Foreign currency borrowings (net investment hedges)	(166.6)	47.7	8.6
Cross-currency swap contracts (net investment hedges)	(57.1)	26.8	8.3
Total	$(292.5)	$123.7	$52.5

	Amount of Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
	Amount Reclassified			Location	Total Statements of Operations Amount
(In millions)	2025	2024	2023		2025	2024	2023
Foreign currency forward contracts (inventory purchases)	$12.7	$24.1	$11.1	Cost of goods sold	$3,801.6	$3,510.4	$3,854.5
Cross-currency swap contracts (net investment hedges)	7.7	7.0	3.2	Interest expense	94.2	89.8	99.3
Total	$20.4	$31.1	$14.3

A net loss in AOCL on foreign currency forward contracts at February 1, 2026 of $31.4 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward contracts is sold. Amounts recognized in AOCL for foreign currency borrowings and the effective portion of the Company’s net investment hedges would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

	(Loss) Gain Recognized in SG&A Expenses
(In millions)	2025	2024	2023
Foreign currency forward contracts (1)	$(38.6)	$12.9	$2.9

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of February 1, 2026.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	2025				2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$1.8	N/A	$1.8	N/A	$48.7	N/A	$48.7
Cross-currency swap contracts (net investment hedges)	N/A	7.4	N/A	7.4	N/A	24.9	N/A	24.9
Rabbi trust assets	$21.6	N/A	N/A	21.6	$14.3	N/A	N/A	14.3
Total Assets	$21.6	$9.2	N/A	$30.8	$14.3	$73.6	N/A	$87.9

Liabilities:
Foreign currency forward contracts	N/A	$31.7	N/A	$31.7	N/A	$1.5	N/A	$1.5
Cross-currency swap contracts (net investment hedges)	N/A	44.0	N/A	44.0	N/A	—	N/A	—
Total Liabilities	N/A	$75.7	N/A	$75.7	N/A	$1.5	N/A	$1.5

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

	2025		2024
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$2.3	$19.3	$1.0	$13.3

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains recognized on the rabbi trust investments during 2025, 2024 and 2023 were $2.5 million, $1.4 million, and $0.9 million, respectively.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, property, plant and equipment, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill and other indefinite-lived intangible assets), non-financial assets are assessed for impairment. The Company determines the fair values of these assets based on Level 3 measurements. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value.

The following tables show the fair values of the Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis during 2025, 2024 and 2023, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
2025	Level 1	Level 2	Level 3
Other intangible assets, net	N/A	N/A	$137.3	$137.3	$53.5
Operating lease right-of-use assets	N/A	N/A	16.1	16.1	2.0
Property, plant and equipment, net	N/A	N/A	0.4	0.4	11.8

2024
Operating lease right-of-use assets	N/A	N/A	3.4	3.4	1.6
Property, plant and equipment, net	N/A	N/A	0.5	0.5	8.6

2023
Property, plant and equipment, net	N/A	N/A	0.5	0.5	5.7

Other intangible assets with a carrying amount of $190.8 million were written down to a fair value of $137.3 million during 2025. In addition, the Company recorded $426.0 million of goodwill impairment charges during 2025. Please see Note 7, “Goodwill and Other Intangible Assets,” for further discussion.

Operating lease right-of-use assets with a carrying amount of $18.1 million and property, plant and equipment with a carrying amount of $12.2 million were written down to their fair values of $16.1 million and $0.4 million, respectively, during 2025, primarily in connection with the financial performance in certain of the Company’s retail stores. Fair value of the Company’s operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The $13.8 million of impairment charges during 2025 were included in SG&A expenses in the Company’s Consolidated Statement of Operations. In addition, for segment data reporting purposes, the charges were recorded as follows: $7.6 million in the EMEA segment, $1.9 million in the Americas segment, $2.2 million in the APAC segment and $2.1 million was included in restructuring and other items.

Operating lease right-of-use assets with a carrying amount of $5.0 million and property, plant and equipment with a carrying amount of $9.1 million were written down to their fair values of $3.4 million and $0.5 million, respectively, during 2024, primarily in connection with the financial performance in certain of the Company’s retail stores. Fair value of the Company’s operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The $10.2 million of impairment charges during 2024 were included in SG&A expenses in the Company’s Consolidated Statement of Operations. In addition, for segment data reporting purposes, the charges were recorded as follows: $6.6 million in the EMEA segment, $1.1 million in the Americas segment and $2.5 million in the APAC segment.

Property, plant and equipment with a carrying amount of $6.2 million was written down to a fair value of $0.5 million during 2023 primarily in connection with the financial performance in certain of the Company’s retail stores. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The $5.7 million of impairment charges during 2023 were included in SG&A expenses in the Company’s Consolidated Statement of Operations. In addition, for segment data reporting purposes, the charges were recorded as follows: $3.0 million in the EMEA segment, $1.4 million in the Americas segment and $1.3 million in the APAC segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	2025		2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$701.5	$701.5	$748.0	$748.0
Short-term borrowings	—	—	—	—
Long-term debt (including portion classified as current)	2,304.5	2,349.5	2,090.7	2,113.8

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

12.    RETIREMENT AND BENEFIT PLANS

The Company, as of February 1, 2026, has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation, subject to the plan freeze as discussed below, and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in plan benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

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

The Company also provides certain other postretirement benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these plans as its “Postretirement Plans.”

In the fourth quarter of 2023, the Company’s Board of Directors approved changes to its Pension Plans and its supplemental pension plan to freeze the pensionable compensation and credited service amounts used to calculate participants’ benefits which became effective June 30, 2024, except for employees near retirement age that meet a specified service requirement, who will continue to accrue benefits under the Pension Plans and supplemental pension plan, as applicable, through June 30, 2026 (two years after the effective date of the freeze). In connection with the freeze, the Company recognized a reduction in the projected benefit obligation and a pre-tax curtailment gain of $17.2 million for the Pension Plans and $2.6 million for the supplemental pension plan in 2023.

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2025	2024	2025	2024	2025	2024
Balance at beginning of year	$490.6	$532.1	$42.5	$47.6	$2.9	$3.6
Service cost	4.3	7.9	0.4	0.8	—	—
Interest cost	26.0	28.7	2.2	2.4	0.2	0.2
Benefit payments	(53.6)	(81.7)	(6.7)	(7.6)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(1.0)	(0.9)
Actuarial (gain) loss	(4.2)	3.6	(0.8)	(0.7)	0.4	—
Balance at end of year	$463.1	$490.6	$37.6	$42.5	$2.5	$2.9

Service cost for both the Pension Plans and SERP Plans decreased in 2025 compared to 2024 primarily due to the plan freeze.

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

Reconciliations of the fair value of the assets held by the Pension Plans and the funded status were as follows:

(In millions)	2025	2024
Fair value of plan assets at beginning of year	$477.7	$554.4
Actual return	32.7	4.8
Benefit payments	(53.6)	(81.7)
Company contributions	—	0.2
Fair value of plan assets at end of year	$456.8	$477.7
Funded status at end of year	$(6.3)	$(12.9)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2025	2024	2025	2024	2025	2024
Current liabilities	$—	$—	$(4.8)	$(6.0)	$(0.4)	$(0.4)
Non-current liabilities	(6.3)	(12.9)	(32.8)	(36.5)	(2.1)	(2.5)
Net amount recognized	$(6.3)	$(12.9)	$(37.6)	$(42.5)	$(2.5)	$(2.9)

The components of net benefit cost recognized were as follows:

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$4.3	$10.7	$21.7	$0.4	$0.8	$1.6	$—	$—	$—
Interest cost	26.0	28.7	29.1	2.2	2.4	2.8	0.2	0.2	0.2
Expected return on plan assets	(24.6)	(32.9)	(33.8)	—	—	—	—	—	—
Actuarial (gain) loss	(12.3)	28.9	(25.1)	(0.8)	(0.7)	(0.8)	0.4	—	0.2
Curtailment gain	—	—	(17.2)	—	—	(2.6)	—	—	—
Total	$(6.6)	$35.4	$(25.3)	$1.8	$2.5	$1.0	$0.6	$0.2	$0.4

The net actuarial (gain) loss in net benefit cost in 2025 and 2024 was due principally to the difference between the actual and expected returns on plan assets for the Pension Plans. The net actuarial gain in net benefit cost in 2023 was due principally to an increase in the discount rate.

The components of net benefit cost are recorded in the Company’s Consolidated Statements of Operations as follows: (i) the service cost component is recorded in SG&A expenses and (ii) the other components are recorded in non-service related pension and postretirement income (cost).

The accumulated benefit obligations (Pension Plans and SERP Plans) were as follows:

	Pension Plans		SERP Plans
(In millions)	2025	2024	2025	2024
Accumulated benefit obligation	$462.7	$488.4	$37.5	$42.1

As of February 1, 2026 and February 2, 2025, both of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2025	2024
Number of plans with projected benefit obligations in excess of plan assets	2	2
Aggregate projected benefit obligation	$463.1	$490.6
Aggregate fair value of related plan assets	$456.8	$477.7

Number of plans with accumulated benefit obligations in excess of plan assets	2	2
Aggregate accumulated benefit obligation	$462.7	$488.4
Aggregate fair value of related plan assets	$456.8	$477.7

As of February 1, 2026 and February 2, 2025, all of the Company’s SERP Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets as the plans are unfunded.

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2025	2024	2023
Discount rate (applies to Pension Plans and SERP Plans)	5.50%	5.72%	5.63%
Discount rate (applies to Postretirement Plans)	5.11%	5.53%	5.36%
Rate of increase in compensation levels (applies to Pension Plans)	4.00%	4.00%	4.00%
Expected long-term rate of return on assets (applies to Pension Plans)	6.25%	6.25%	6.25%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation.

The assets of the Pension Plans are invested with the objectives of earning a reasonable rate of return while minimizing the risk of large losses and generating a total investment return to pay present and future plan benefits. Assets are diversified by asset class in order to reduce volatility of overall results from year to year and to take advantage of various investment opportunities. The strategic target allocation for the Pension Plans as of February 2, 2025 was approximately 20% United States equities, 10% international equities and 70% fixed income investments and cash. Equity securities primarily included investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities included corporate bonds of companies from diversified industries, municipal bonds and United States Treasury securities. The target allocation was amended in January 2026 to 10% global equity, 10% liquid debt or equity investments including real estate and infrastructure, and 80% liability-hedging assets, which include investments in cash, fixed income securities or derivatives thereof that are intended to mitigate interest rate risk or reduce the duration mismatch between the assets and liabilities of the plan trust. Plan assets as of February 1, 2026 are collective funds whose objectives are diversified equity, infrastructure, real estate and fixed income. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

In accordance with the fair value hierarchy described in Note 11, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Pension Plans for each major category as of February 1, 2026 and February 2, 2025:

(In millions)		Fair Value Measurements as of February 1, 2026(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fixed income securities:
Fixed income funds(2)	$352.4	$—	$352.4	$—
Equity securities:
Global equity fund(2)	50.1	—	50.1	—
Infrastructure equity fund(2)	33.7	—	33.7	—
Real estate fund (2)	14.3	—	14.3	—
Short-term funds(2)	10.0	—	10.0	—
Subtotal	$460.5	$—	$460.5	$—
Other assets and liabilities(6)	(3.7)
Total	$456.8

(In millions)		Fair Value Measurements as of February 2, 2025(1)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fixed income securities:
U.S. Treasury Securities fund(2)	$209.8	$—	$209.8	$—
Government securities(5)	1.4	—	1.4	—
Corporate securities(5)	80.5	—	80.5	—
Equity securities:
United States equities(3)	32.4	32.4	—	—
United States equity fund(2)	76.9	—	76.9	—
International equity funds(4)	49.6	21.6	28.0	—
Short-term investment funds(2)	26.4	—	26.4	—
Subtotal	$477.0	$54.0	$423.0	$—
Other assets and liabilities(6)	0.7
Total	$477.7

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
(2)Valued at the net asset value of the fund as determined by the fund administrator. The Company has the ability to redeem this investment at net asset value within the near term and therefore classifies this investment within Level 2.
(3)Valued at the closing price or unadjusted quoted price in the active market in which the individual securities are traded.
(4)Valued at the net asset value of the fund, either as determined by the closing price in the active market in which the individual fund is traded and classified within Level 1, or as determined by a pricing vendor or the fund administrator and classified within Level 2.

(5)Valued with bid evaluation pricing where the inputs are based on actual trades in active markets, when available, as well as observable market inputs that include actual and comparable trade data, market benchmarks, broker quotes, trading spreads and/or other applicable data.
(6)This category includes pending purchases of $137.5 million and $1.7 million and pending sales of $133.8 million and $1.1 million as of February 1, 2026 and February 2, 2025, respectively. This category also includes accrued income of $1.2 million as February 2, 2025 (accrued income was immaterial as of February 1, 2026).

The Company believes that there are no significant concentrations of risk within the plan assets as of February 1, 2026.

Currently, the Company does not expect to make material contributions to the Pension Plans in 2026. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other laws, as well as significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Postretirement Plans are as follows:

(In millions)
Fiscal Year	Pension Plans	SERP Plans	Postretirement Plans
2026	$43.0	$4.8	$0.4
2027	44.1	4.7	0.3
2028	42.7	4.2	0.3
2029	41.1	3.7	0.3
2030	39.8	3.6	0.3
2031-2035	175.8	13.3	0.9

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees in the United States. The Company matches a portion of employee contributions to the plans. The Company began making on January 1, 2022 an additional contribution to these plans for employees in the United States hired on or after that date in lieu of their participation in the Pension Plan. In addition, subsequent to the June 30, 2024 freeze of the Pension Plans and supplemental pension plan, the Company began making an additional contribution to these plans for employees in the United States that were hired prior to January 1, 2022. The Company also has defined contribution plans for certain employees in certain international locations, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $59.7 million, $47.1 million and $41.7 million in 2025, 2024 and 2023, respectively.

The Company’s supplemental savings plan allows participants to choose from a broad variety of investment options. The Company established a rabbi trust whereby the trust holds investments that generally mirror the participants’ investment elections in the supplemental savings plan. See Note 11, “Fair Value Measurements,” for further discussion.

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

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares for awards made before June 22, 2023 and by 1.6 shares for awards made on or after June 22, 2023. Total shares available for grant at February 1, 2026 amounted to 3.2 million shares.

Net income for 2025, 2024 and 2023 included $44.1 million, $54.0 million and $51.9 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $6.1 million, $6.4 million and $6.3 million, respectively.

The Company receives a tax deduction for certain transactions associated with its stock-based awards. The actual income tax benefits realized from these transactions in 2025, 2024 and 2023 were $4.5 million, $7.8 million and $8.0 million, respectively. The tax benefits realized included discrete net excess tax (deficiencies) benefits of $(1.4) million, $1.2 million and $(1.0) million recognized in the Company’s provision for income taxes during 2025, 2024 and 2023, respectively.

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

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2025	1,069	$93.45
Granted	876	69.30
Vested	425	90.98
Forfeited	244	83.89
Non-vested at February 1, 2026	1,276	$79.52

The aggregate grant date fair value of RSUs granted during 2025, 2024 and 2023 was $60.7 million, $56.8 million and $54.9 million, respectively. The aggregate grant date fair value of RSUs vested during 2025, 2024 and 2023 was $38.7 million, $35.4 million and $43.4 million, respectively.

At February 1, 2026, there was $68.0 million of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

PSUs

PSU awards granted to employees have a three-year service period. Each award is subject to various performance and/or market conditions. The final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period.

For awards granted in 2022, 50% of the award was based on the Company’s total shareholder return (“TSR”) relative to a pre-established group of industry peers during a three-year period from the grant date, for which the Company achieved performance between the target and maximum levels. The other 50% of the award was based on the Company’s cumulative earnings before interest and taxes (“EBIT”) during the fiscal three-year performance period, for which the performance condition was not achieved. The holders of the awards earned an aggregate of 42,000 shares upon vesting of the award during the first quarter of 2025.

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during 2025, 2024 and 2023 and the resulting weighted average grant date fair value:

	2025	2024	2023
Weighted average risk-free interest rate	3.81%	4.71%	3.56%
Weighted average Company volatility	47.02%	48.28%	58.21%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per PSU	$102.81	$138.12	$120.42

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

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 4.50%, 4.40% and 7.40% in 2025, 2024 and 2023, respectively, for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the year was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 2, 2025	266	$110.64
Granted	192	85.12
Increase due to market conditions achieved above target	9	102.88
Vested	42	102.88
Forfeited	91	102.97
Non-vested at February 1, 2026	334	$98.86

The aggregate grant date fair value of PSUs granted during 2025, 2024 and 2023 was $16.3 million, $15.6 million and $12.3 million, respectively. The aggregate grant date fair value of PSUs vested during 2025, 2024 and 2023 was $4.3 million, $6.8 million and $8.6 million, respectively. PSUs in the above table that remain subject to market conditions are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that are expected to be earned.

At February 1, 2026, there was $11.2 million of unrecognized pre-tax compensation expense related to non-vested PSUs, which is expected to be recognized over a weighted average period of 1.8 years.

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

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods. There were no stock options granted during 2025.

The following summarizes the assumptions used to estimate the fair value of stock options granted during 2024 and 2023 and the resulting weighted average grant date fair value per stock option:

	2024	2023
Weighted average risk-free interest rate	4.33%	3.33%
Weighted average expected stock option term (in years)	6.25	6.25
Weighted average Company volatility	53.32%	50.60%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per stock option	$60.96	$43.47

The risk-free interest rate was based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted were expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Company volatility was based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. Expected dividends were based on the anticipated common stock cash dividend rate for the Company at the time of grant.

The Company used the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving stock option grants.

Stock option activity for the year was as follows:

(In thousands, except per stock option data)	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 2, 2025	504	$92.31	6.2	$5,158
Granted	—	—
Exercised	20	68.84
Forfeited / Expired	73	93.19
Outstanding at February 1, 2026	411	$93.27	4.6	$829
Exercisable at February 1, 2026	347	$93.40	4.0	$829

The aggregate grant date fair value of stock options granted during 2024 and 2023 was $3.6 million and $3.7 million, respectively.

The aggregate grant date fair value of stock options that vested during 2025, 2024 and 2023 was $3.1 million, $2.8 million and $2.6 million, respectively.

The aggregate intrinsic value of stock options exercised during 2025, 2024 and 2023 was $0.3 million, $0.7 million and $3.1 million, respectively.

At February 1, 2026, there was $1.9 million of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

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

During 2025, the Company additionally purchased 0.8 million shares (all prior to the execution of the ASR agreements) and during 2024 and 2023, the Company purchased 4.7 million shares and 5.7 million shares, respectively, of its common stock under the program in open market transactions for $60.8 million, $501.1 million and $549.8 million, respectively. Excise taxes of $5.8 million, $4.6 million and $4.9 million were excluded from the share repurchases for 2025, 2024 and 2023, respectively, including in respect of the shares repurchased under the ASR agreements. As of February 1, 2026, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance at January 29, 2023	$(710.1)		$(3.0)	$(713.1)
Other comprehensive (loss) income before reclassifications	(56.2)	(1)(2)	25.8	(30.4)
Less: Amounts reclassified from AOCL	2.4		7.7	10.1
Other comprehensive (loss) income	(58.6)		18.1	(40.5)
Balance at February 4, 2024	$(768.7)		$15.1	$(753.6)
Other comprehensive (loss) income before reclassifications	(116.8)	(1)(3)	36.4	(80.4)
Less: Amounts reclassified from AOCL	5.3		17.5	22.8
Other comprehensive (loss) income	(122.1)		18.9	(103.2)
Balance at February 2, 2025	$(890.8)		$34.0	$(856.8)
Other comprehensive income (loss) before reclassifications	234.1	(1)(4)	(50.9)	183.2
Less: Amounts reclassified from AOCL	5.8		9.4	15.2
Other comprehensive income (loss)	228.3		(60.3)	168.0
Balance at February 1, 2026	$(662.5)		$(26.3)	$(688.8)

(1)Foreign currency translation adjustments included a net (loss) gain on net investment hedges of $(169.1) million, $55.8 million and $12.7 million in 2025, 2024 and 2023, respectively.
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
(4)Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings:

	Amount Reclassified from AOCL			Affected Line Item in the Company’s Consolidated Statements of Operations
(In millions)	2025	2024	2023
Realized gain on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$12.7	$24.1	$11.1	Cost of goods sold
Less: Tax effect	3.3	6.6	3.4	Income tax expense
Total, net of tax	$9.4	$17.5	$7.7

Foreign currency translation adjustments:
Cross-currency swap contracts (net investment hedges)	$7.7	$7.0	$3.2	Interest expense
Less: Tax effect	1.9	1.7	0.8	Income tax expense
Total, net of tax	$5.8	$5.3	$2.4

16.    LEASES

The components of the net lease cost were as follows:

(In millions)	Line Item in the Company’s Consolidated Statements of Operations	2025	2024	2023
Finance lease cost:
Amortization of right-of-use-assets	SG&A expenses (depreciation and amortization)	$2.9	$3.5	$4.2
Interest on lease liabilities	Interest expense	0.1	0.2	0.2
Total finance lease cost		3.0	3.7	4.4
Operating lease cost	SG&A expenses	423.6	388.3	402.3
Short-term lease cost	SG&A expenses	64.0	66.1	41.7
Variable lease cost	SG&A expenses	147.5	138.2	132.3
Less: sublease income	SG&A expenses	(6.4)	(6.0)	(5.3)
Total net lease cost		$631.7	$590.3	$575.4

Supplemental balance sheet information related to leases was as follows:

(In millions)	Line Item in the Company’s Consolidated Balance Sheets	2025	2024
Right-of-use assets:
Operating lease	Operating lease right-of-use assets	$1,861.9	$1,157.5
Finance lease	Property, plant and equipment, net	2.4	5.4
		$1,864.3	$1,162.9
Current lease liabilities:
Operating lease	Current portion of operating lease liabilities	$346.6	$289.1
Finance lease	Accrued expenses	2.0	3.2
		$348.6	$292.3
Other lease liabilities:
Operating lease	Long-term portion of operating lease liabilities	$1,647.8	$1,011.3
Finance lease	Other liabilities	0.7	2.7
		$1,648.5	$1,014.0

Supplemental cash flow information related to leases was as follows:

(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$441.9	$392.0	$446.2
Operating cash flows from finance leases	0.1	0.2	0.2
Financing cash flows from finance leases	3.2	3.9	4.6
Noncash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$946.2	$300.2	$278.4
Right-of-use assets obtained in exchange for new finance lease liabilities	—	0.8	4.0

The increase in operating lease right-of-use assets obtained in exchange for new operating lease liabilities in 2025 was primarily due to the execution of lease extensions, generally for a term of 10 years, with certain retail outlet store landlords covering a significant portion of the Company’s North America store portfolio.

The following summarizes the weighted average remaining lease terms and weighted average discount rates related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet:

	2025	2024
Weighted average remaining lease term (years):
Operating leases	6.91	5.92
Finance leases	1.47	2.02
Weighted average discount rate:
Operating leases	5.30%	4.68%
Finance leases	2.18%	2.11%

At February 1, 2026, the maturities of the Company’s lease liabilities were as follows:

(In millions)	Finance Leases	Operating Leases	Total
2026	$2.1	$441.0	$443.1
2027	0.5	396.6	397.1
2028	0.2	333.6	333.8
2029	—	270.2	270.2
2030	—	228.9	228.9
Thereafter	—	741.2	741.2
Total lease payments	$2.8	$2,411.5	$2,414.3
Less: Interest	(0.1)	(417.1)	(417.2)
Total lease liabilities	$2.7	$1,994.4	$1,997.1

17.    EXIT ACTIVITY COSTS

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

In connection with this initiative, the Company recorded pre-tax net costs during 2024 and 2025 as shown in the following table. While the actions to support this initiative were largely completed by the end of 2025, there are certain actions to be completed and additional actions that the Company plans to take under this initiative, on a limited basis, during 2026. Such actions include the completion of the expected sale of the Company’s owned warehouse and distribution center located in Jonesville, NC, as further discussed in Note 3, “Assets Held For Sale.” The net impact of these remaining actions cannot be quantified at this time.

(In millions)	Costs Incurred During 2024	Costs Incurred During 2025	Cumulative Net Costs Incurred
Severance, termination benefits and other employee costs	$33.5	$80.1	$113.6
Accelerated depreciation (1)	—	6.6	6.6
Long-lived asset impairments and disposals (1)	—	6.4	6.4
Gain on sale of warehouse and distribution center (2)	(9.5)	—	(9.5)
Total	$24.0	$93.1	$117.1

(1) The Company recorded accelerated depreciation expense and long-lived asset impairments and disposals during 2025, which were primarily related to legacy technology assets that will be or have been decommissioned as the Company moves to a single global technology stack.

(2) The Company sold a warehouse and distribution center during the third quarter of 2024, resulting in a pre-tax gain of $9.5 million that was recorded during 2024. Such amount represents the consideration received, less costs to sell. The warehouse and distribution center assets had no remaining carrying value at the time of the sale.

The severance, termination benefits and other employee costs, accelerated depreciation expense and long-lived asset impairments and disposals were recorded in SG&A expenses and the gain on the sale of warehouse and distribution center was included in other gain in the Company’s Consolidated Statements of Operations for the respective periods. These pre-tax net costs are included in restructuring and other items for segment data reporting purposes.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheet and were as follows:

(In millions)	Liability at 2/2/25	Costs Incurred During 2025	Costs Paid During 2025	Liability at 2/1/26
Severance, termination benefits and other employee costs	$22.6	$80.1	$72.3	$30.4

2022 Cost Savings Initiative

The Company announced in August 2022 it would be taking steps to streamline its organization and simplify its ways of working. Included in this was a planned reduction in people costs in its global offices by approximately 10% by the end of 2023 to drive efficiencies and enable continued strategic investments to fuel growth, including in digital, supply chain and consumer engagement, which was completed. These reductions have resulted in annual cost savings of over $100 million, net of continued strategic people investments. In connection with this initiative, the Company recorded pre-tax severance, termination benefits and other employee costs of $81.5 million, of which $61.3 million was incurred during 2023. All expected costs related to this initiative were incurred by the end of 2023.

The severance, termination benefits and other employee costs were recorded in SG&A expenses in the Company’s Consolidated Statements of Operations. These pre-tax net costs are included in restructuring and other items for segment data reporting purposes.

The liabilities related to these costs were substantially paid as of February 2, 2025.

18.    NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

(In millions, except per share data)	2025	2024	2023
Net income	$25.3	$598.5	$663.6

Weighted average common shares outstanding for basic net income per common share	48.1	56.0	61.0
Weighted average impact of dilutive securities	0.4	0.7	0.7
Total shares for diluted net income per common share	48.5	56.7	61.7

Basic net income per common share	$0.53	$10.69	$10.88

Diluted net income per common share	$0.52	$10.56	$10.76

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

(In millions)	2025	2024	2023
Weighted average potentially dilutive securities	0.8	0.4	0.8

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of February 1, 2026, February 2, 2025 and February 4, 2024 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.6 million, 0.2 million and 0.1 million as of February 1, 2026, February 2, 2025 and February 4, 2024, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

19.    SUPPLEMENTAL CASH FLOW INFORMATION

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for 2025, 2024 and 2023, were accruals for capital expenditures of $29.1 million, $17.4 million and $27.7 million, respectively.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statements of Cash Flows were (i) for 2024 and 2023, $4.0 million and 2.1 million, respectively, of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective periods and (ii) for 2025, 2024 and 2023, $5.8 million, $4.6 million and $4.9 million, respectively, of accruals for excise taxes on share repurchases.

20.    SEGMENT DATA

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

The EMEA, Americas, and APAC segments derive revenue principally from the sale of TOMMY HILFIGER and Calvin Klein branded apparel, accessories and related products. These segments encompass the marketing of these products at wholesale primarily to department and specialty stores (including their digital commerce operations), pure play digital commerce retailers, distributors and franchisees (primarily for EMEA and APAC), and warehouse clubs and off-price retailers (primarily for Americas). Within these segments the Company also operates retail stores (which, for Americas, are primarily located in premium outlet centers and, to a lesser extent, in full price and other channels), concession locations (for EMEA and APAC), and digital commerce sites, which sell these products. These segments also include the Company’s proportionate share of the net income or loss of its investments in its unconsolidated affiliates that operate in such regions.

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

Segment Data

The Company’s revenue, significant expenses, and income before interest and taxes by segment, which include the impact of changes in foreign currency exchanges rates, were as follows:

	2025
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$4,273.6	$2,739.9	$1,515.5	$421.2	$8,950.2
Cost of goods sold (1)	(1,824.0)	(1,535.8)	(441.8)	—	(3,801.6)
Marketing expenses (excluding an additional $173.0 included in Corporate and other) (1)	(136.4)	(110.8)	(75.4)	—	(322.6)	(2)
Other segment items (3)	(1,564.1)	(841.8)	(705.8)	(64.5)	(3,176.2)
Segment income before interest and taxes	$749.1	$251.5	$292.5	$356.7	$1,649.8
Corporate and other (including $173.0 of marketing expenses) (4)					(859.3)	(2)
Restructuring and other items (5)					(559.9)
Income before interest and taxes					$230.6

	2024
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$4,063.5	$2,586.2	$1,575.5	$427.7	$8,652.9
Cost of goods sold (1)	(1,716.8)	(1,328.6)	(465.0)	—	(3,510.4)
Marketing expenses (excluding an additional $173.6 included in Corporate and other) (1)	(127.8)	(107.1)	(71.5)	—	(306.4)	(2)
Other segment items (3)	(1,491.2)	(830.1)	(721.8)	(75.3)	(3,118.4)
Segment income before interest and taxes	$727.7	$320.4	$317.2	$352.4	$1,717.7
Corporate and other (including $173.6 of marketing expenses) (4)					(852.5)	(2)
Restructuring and other items (6)					(92.9)
Income before interest and taxes					$772.3

	2023
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$4,316.7	$2,855.7	$1,602.4	$442.9	$9,217.7
Cost of goods sold (1)	(1,830.9)	(1,554.8)	(468.8)	—	(3,854.5)
Marketing expenses (excluding an additional $175.9 included in Corporate and other) (1)	(149.3)	(119.3)	(89.4)	—	(358.0)	(2)
Other segment items (3)	(1,499.1)	(928.5)	(715.7)	(79.7)	(3,223.0)
Segment income before interest and taxes	$837.4	$253.1	$328.5	$363.2	$1,782.2
Corporate and other (including $175.9 of marketing expenses) (4)					(851.1)	(2)
Restructuring and other items (7)					(2.3)
Income before interest and taxes					$928.8

(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    In addition to the marketing expenses incurred by the Company’s reportable segments, there was $173.0 million, $173.6 million and $175.9 million of global brand marketing expense, including marketing expenses benefiting the Company’s licensees, recorded in Corporate and other in 2025, 2024 and 2023, respectively. Total marketing expenses incurred by the Company in 2025, 2024 and 2023 were $495.6 million, $480.0 million and $533.9 million, respectively.

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

(5)    Restructuring and other items for 2025 included (i) noncash impairment charges of $479.5 million related to goodwill and other intangible assets discussed further in Note 7, “Goodwill and Other Intangible Assets,” (ii) costs of $93.1 million incurred related to the Growth Driver 5 Actions described in Note 17, “Exit Activity Costs,” consisting principally of severance and (iii) the actuarial gain of $12.7 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans described in Note 12, “Retirement and Benefit Plans.”

(6)    Restructuring and other items for 2024 included (i) costs of $50.7 million incurred in connection with an amendment to Mr. Tommy Hilfiger’s employment agreement pursuant to which the Company made a cash buyout of a portion of the future payment obligations, (ii) the actuarial loss of $28.2 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans described in Note 12, “Retirement and Benefit Plans,” (iii) net costs of $24.0 million incurred related to the Growth Driver 5 Actions described in Note 17, “Exit Activity Costs,” consisting principally of severance and a gain in connection with the sale of a warehouse and distribution center and (iv) a gain of $10.0 million in connection with the Heritage Brands intimates transaction discussed further in Note 4, “Divestitures.”

(7)    Restructuring and other items for 2023 included (i) net costs of $61.3 million related to the 2022 cost savings initiative described in Note 17, “Exit Activity Costs,” consisting principally of severance, (ii) the actuarial gain of $45.5 million on the Company’s Pension Plans, SERP Plans and Postretirement Plans described Note 12, “Retirement and Benefit Plans” and (iii) an aggregate net gain of $13.5 million in connection with the Heritage Brands intimates transaction, consisting of a $15.3 million gain, including a gain on the sale, less costs to sell described in Note 4, “Divestitures,” partially offset by $1.8 million of severance and other termination benefits.

Additional reportable segment information for the Company is as follows:

(In millions)	2025		2024	2023
Depreciation and Amortization
EMEA	$125.6		$123.2	$135.1
Americas	37.6		42.6	47.0
APAC	42.1		45.6	42.3
Corporate and other	60.4		70.8	74.2
Restructuring and other items	6.6	(1)	—	—
Total	$272.3		$282.2	$298.6
(1)    Restructuring and other items for 2025 included accelerated depreciation related to the Growth Driver 5 Actions described in Note 17, “Exit Activity Costs.”

(In millions)	2025	2024	2023
Equity in net income of unconsolidated affiliates
Americas	$36.8	$39.1	$37.6
APAC	7.9	9.1	8.1
Total	$44.7	$48.2	$45.7

(In millions)	2025	2024	2023
Inventories, net (1)
EMEA	$826.4	$783.7	$745.8
Americas	492.7	475.1	410.8
APAC	264.4	249.9	263.1
Total inventories, net	$1,583.5	$1,508.7	$1,419.7
All other assets	10,097.5	9,524.5	9,753.2
Total assets	$11,681.0	$11,033.2	$11,172.9
(1)    Inventories, net includes the impact of changes in foreign currency exchange rates.
Intersegment transactions, which primarily consist of transfers of inventory, were not material.

Revenue by Brand

The Company’s revenue by brand was as follows:

(In millions)	2025	(1)	2024	(1)	2023	(1)
Tommy Hilfiger	$4,770.9		$4,589.7		$4,824.6
Calvin Klein	3,964.0		3,856.7		3,914.5
Heritage Brands	215.3		206.5		478.6
Total	$8,950.2		$8,652.9		$9,217.7
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

Revenue by Distribution Channel

The Company’s revenue by distribution channel was as follows:

(In millions)	2025	(1)	2024	(1)	2023	(1)
Wholesale revenue	$4,406.8		$4,130.9		$4,577.7

Owned and operated retail stores	3,350.5		3,348.9		3,399.8
Owned and operated digital commerce sites	771.7		745.4		797.3
Retail revenue	4,122.2		4,094.3		4,197.1

Licensing revenue	421.2		427.7		442.9
Total (2)	$8,950.2		$8,652.9		$9,217.7
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.
(2)    No single customer accounted for more than 5% of the Company’s revenue in 2025, 2024 or 2023.

The Company has not disclosed revenue by product category as it is impracticable to do so.

Geographic Region Data

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2025	(1)	2024	(1)	2023	(1)
EMEA	$318.2		$351.3		$415.0
Americas (2)	264.4		296.2		343.9
APAC	90.7		93.5		103.7
Total	$673.3		$741.0		$862.6
(1)    Property, plant and equipment, net included the impact of changes in foreign currency exchange rates.
(2)    Includes domestic property, plant and equipment, net of $253.9 million, $287.7 million and $333.6 million in 2025, 2024 and 2023, respectively.

Revenue, based on location of origin, was as follows:

(In millions)	2025	(1)	2024	(1)	2023	(1)
EMEA	$4,342.5		$4,124.8		$4,378.6
Americas (2)	3,058.7		2,910.6		3,195.6
APAC	1,549.0		1,617.5		1,643.5
Total	$8,950.2		$8,652.9		$9,217.7
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.
(2)    Includes domestic revenue of $2,580.9 million, $2,473.7 million and $2,715.1 million in 2025, 2024 and 2023, respectively. Domestic revenue was negatively impacted following the completion of the Heritage Brands intimates transaction in the fourth quarter of 2023.

21.    GUARANTEES

The Company has guaranteed a portion of the debt of its joint venture in India. The maximum amount guaranteed as of February 1, 2026 was approximately $5.4 million based on exchange rates in effect on that date. The guarantee is in effect for the entire term of the debt. The liability for this guarantee obligation was immaterial as of February 1, 2026 and February 2, 2025.

The Company has guaranteed to a financial institution the repayment of store security deposits in Japan paid to landlords on behalf of the Company. The amount guaranteed as of February 1, 2026 was approximately $5.3 million based on exchange rates in effect on that date. The Company has the right to seek recourse from the landlords for the full amount. The guarantees expire in 2026 and are renewable through between 2027 and 2031. The liability for these guarantee obligations was immaterial as of February 1, 2026 and February 2, 2025.

The Company has guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

22.    OTHER COMMENTS

Investigation by China’s Ministry of Commerce

In September 2024, MOFCOM announced that it had initiated an investigation into the Company’s business under the Provisions of the List of Unreliable Entities (“UEL Provisions”) upon the suspicion that the Company (i) suspended normal transactions with Chinese entities or individuals, (ii) adopted discriminatory measures against products produced in or made from raw materials or component parts from China’s Xinjiang Uyghur Autonomous Region, and (iii) violated normal market trading principles. In October 2024, the Company submitted a written response to MOFCOM and, in December 2024, the Company submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February 2025, it announced its determination and placed PVH Corp. on the UEL. The Company does not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. According to the UEL Provisions, potential measures could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of the Company’s relevant personnel into China, restrictions or revocation of work permits, stay or residence status of the Company’s relevant personnel in China, or other measures. No measures have been imposed on the Company at this time. The practical impact of any such restrictions or prohibitions could include the Company’s inability to produce goods in China for sale elsewhere, the Company’s inability to sell goods on a wholesale or retail basis in China, or the Company’s inability to make investments in China.

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

Litigation

The Company is a party to certain litigations which, in management’s judgment, based, in part, on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

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

The following table presents the activity related to the Company’s asset retirement liabilities, included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, for the years ended February 1, 2026 and February 2, 2025:

(In millions)	2025	2024
Balance at beginning of year	$35.6	$37.3
Liabilities incurred	5.8	2.8
Liabilities settled (payments)	(2.0)	(3.2)
Accretion expense	0.3	0.4
Revisions in estimated cash flows	(0.1)	(0.9)
Currency translation adjustment	1.6	(0.8)
Balance at end of year	$41.2	$35.6

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

The following table presents the activity related to the Company’s outstanding obligations confirmed as valid under the SCF program, included in accounts payable in the Company’s Consolidated Balance Sheets, for the years ended February 1, 2026 and February 2, 2025:

(In millions)	2025	2024
Confirmed obligations outstanding at beginning of year	$457.9	$423.4
Invoices confirmed during the year	1,778.1	1,816.7
Confirmed invoices paid during the year	(1,819.0)	(1,779.1)
Currency translation adjustment	9.9	(3.1)
Confirmed obligations outstanding at end of year	$426.9	$457.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PVH Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PVH Corp. (the Company) as of February 1, 2026 and February 2, 2025, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2026 and February 2, 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
At February 1, 2026, the Company’s goodwill and indefinite-lived intangible assets totaled $2.0 billion and $2.8 billion, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are qualitatively tested and quantitatively tested, when necessary, for impairment at least annually. During the first quarter of 2025, the Company performed a quantitative interim goodwill impairment test for all reporting units and an interim quantitative test for the reacquired perpetual license rights in Australia. The fair value of the reporting units and indefinite-lived intangible assets was determined using an income approach. As described in Note 1, effective February 3, 2025, the first day of 2025, the Company changed its reportable segments to be region-focused to align with changes in its business and organizational structure. As a result of the change in reportable segments, the Company performed an impairment assessment immediately before and immediately after the segment change became effective, and no impairment of goodwill was identified. Additionally, the Company reallocated goodwill to its new reporting units using a relative fair value approach.

Auditing management’s interim goodwill and interim indefinite-lived intangible assets impairment tests and reallocation of goodwill using a relative fair value approach following the Company’s change in reportable segments was complex and judgmental due to the significant estimation required in determining (i) the fair value of the EMEA reporting unit, (ii) the fair value of the Australia indefinite-lived intangible asset and (iii) the fair value of certain components related to the EMEA and APAC reporting units for purposes of reallocating goodwill using the relative fair value approach. In particular, the fair value estimates were sensitive to significant assumptions such as the weighted average cost of capital, revenue growth rate, gross margin, operating expenses and earnings before interest, taxes, depreciation and amortization margin which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets impairment review process and their process to reallocate goodwill using the relative fair value approach following a change in reportable segments, including controls over management’s review of the significant assumptions described above.
To test the estimated (i) fair value of the EMEA reporting unit, (ii) fair value of the Australia indefinite-lived intangible asset and (iii) fair value of certain components related to EMEA and APAC reporting units for purposes of reallocating goodwill using a relative fair value approach, we performed audit procedures with the support of our specialists to assess the methodology used by management and to test the weighted average cost of capital used in the valuations. We also performed audit procedures to test the remaining significant assumptions discussed above and the underlying data used by the Company in its analyses. For example, we compared the significant assumptions used by management to current industry and economic trends, considering changes to the Company’s business, and other relevant factors. We also evaluated the historical accuracy of the projected financial information used in management’s estimates. In addition, related to the interim goodwill and indefinite-lived intangible assets impairment tests, we performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the EMEA reporting unit and the Australia indefinite-lived intangible asset that would result from changes in the assumptions. We tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1938.

New York, New York
March 31, 2026

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period					Balance at End of Period

Description				Deductions
Year Ended February 1, 2026
Allowance for credit losses	$22.4	$7.9	$—	$6.6	(1)	$23.7
Allowance/accrual for operational chargebacks and customer markdowns	87.4	235.3	—	226.6		96.1
Valuation allowance for deferred income tax assets	60.0	6.1	—	5.4		60.7
Year Ended February 2, 2025
Allowance for credit losses	$41.1	$8.0	$—	$26.7	(1)	$22.4
Allowance/accrual for operational chargebacks and customer markdowns	83.1	213.3	—	209.0		87.4
Valuation allowance for deferred income tax assets	73.7	7.0	—	20.7		60.0
Year Ended February 4, 2024
Allowance for credit losses	$42.6	$4.6	$—	$6.1	(1)	$41.1
Allowance/accrual for operational chargebacks and customer markdowns	120.9	229.2	—	267.0		83.1
Valuation allowance for deferred income tax assets	72.9	17.3	—	16.5		73.7

(1)Principally accounts written off as uncollectible and recoveries.