Form 10-Q
period 2026-05-03
PVH CORP. /DE/
filed 2026-06-05
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 3, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of June 1, 2026 was 46,108,092.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the actions taken in recent years to focus on our Calvin Klein and Tommy Hilfiger businesses and our current multiyear initiative to simplify our operating model and achieve cost savings; (iii) the ability to realize the intended benefits from increasing our direct management and oversight of our Calvin Klein and TOMMY HILFIGER brands (such as the in-process plan to directly operate a significant portion of the businesses for the product categories that are or had been licensed to G-III Apparel Group, Ltd., with the remainder to be re-licensed to other third parties, upon the expirations of the underlying license agreements) and avoid any disruptions in the businesses; (iv) we have significant levels of outstanding debt, as well as significant additional borrowing capacity, and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our direct-to-consumer retail store and digital commerce operations, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) restrictions, including quotas and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability, and uncertainties regarding trade regulation, including as a result of the U.S. Supreme Court’s recent ruling that many of the tariffs imposed by the U.S. federal government were unconstitutional which led to the issuance of an executive order imposing tariffs at different rates pursuant to Section 122 of the Trade Act of 1974 (which are currently being challenged in court) and launching investigations under Section 301 of the Trade Act, which could lead to the imposition of new tariffs; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our or our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine, and the current conflict in the Middle East that has resulted in the closure of some of our licensees’, wholesale customers’ and other business partners’ stores, as well as increased fuel and oil costs and has impacted inventory availability; (xii) disease epidemics and health-related concerns, such as the recent COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands and our brands’ values, as well as the potential for adverse consumer response to any sustainability, social or environmental actions taken by us; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; (xviii) the impacts of the decision by China’s Ministry of Commerce to place us on the List of Unreliable Entities, including the impact of any fines imposed, or restrictions or prohibitions on us that have the effect of limiting or prohibiting our ability to do business in China; and (xix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025
Revenue	$2,025.1	$1,983.6
Cost of goods sold (exclusive of depreciation and amortization)	838.9	821.9
Gross profit	1,186.2	1,161.7
Selling, general and administrative expenses	1,074.4	1,023.9
Goodwill and other intangible asset impairments	—	479.5
Non-service related pension and postretirement cost	(0.8)	(1.0)
Equity in net income of unconsolidated affiliates	13.3	10.5
Income (loss) before interest and taxes	124.3	(332.2)
Interest expense	22.7	22.4
Interest income	6.9	5.0
Income (loss) before taxes	108.5	(349.6)
Income tax expense (benefit)	20.5	(304.8)
Net income (loss)	$88.0	$(44.8)
Basic net income (loss) per common share	$1.92	$(0.88)
Diluted net income (loss) per common share	$1.90	$(0.88)

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025

Net income (loss)	$88.0	$(44.8)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13.3)	233.6
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $6.0 and $(12.9)	17.5	(36.9)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $5.4 and $(36.7)	16.6	(110.3)
Total other comprehensive income	20.8	86.4
Comprehensive income	$108.8	$41.6

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 3,	February 1,	May 4,
	2026	2026	2025
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$592.5	$701.5	$191.0
Trade receivables, net of allowances for credit losses of $22.8, $23.7 and $27.0	896.8	994.6	860.7
Other receivables	21.9	23.3	12.1
Inventories, net	1,510.2	1,583.5	1,596.0
Prepaid expenses	268.2	219.0	260.4
Other	73.4	71.0	96.7
Assets held for sale	12.3	12.3	16.7
Total Current Assets	3,375.3	3,605.2	3,033.6
Property, Plant and Equipment, net	639.0	673.3	720.2
Operating Lease Right-of-Use Assets	1,822.1	1,861.9	1,243.0
Goodwill	2,008.8	2,021.9	1,950.3
Tradenames	2,673.7	2,684.1	2,639.8
Other Intangibles, net	415.8	412.1	407.0
Other Assets, including deferred taxes of $96.7, $99.0 and $367.5	406.9	422.5	678.5
Total Assets	$11,341.6	$11,681.0	$10,672.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$906.7	$1,146.9	$991.0
Accrued expenses	704.2	820.6	764.2
Deferred revenue	49.6	49.0	54.1
Current portion of operating lease liabilities	339.6	346.6	294.0
Short-term borrowings	—	—	115.0
Current portion of long-term debt	12.9	13.1	512.2
Total Current Liabilities	2,013.0	2,376.2	2,730.5
Long-Term Portion of Operating Lease Liabilities	1,602.1	1,647.8	1,088.2
Long-Term Debt	2,269.4	2,291.4	1,720.1
Other Liabilities, including deferred taxes of $306.0, $307.3 and $289.8	562.4	573.3	515.4
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 90,037,408; 89,593,986 and 89,381,362 shares issued	90.0	89.6	89.4
Additional paid-in capital - common stock	3,475.6	3,464.0	3,236.0
Retained earnings	6,099.5	6,015.0	5,948.5
Accumulated other comprehensive loss	(668.0)	(688.8)	(770.4)
Less: 43,960,456; 43,786,773 and 41,387,386 shares of common stock held in treasury, at cost	(4,102.4)	(4,087.5)	(3,885.3)
Total Stockholders’ Equity	4,894.7	4,792.3	4,618.2
Total Liabilities and Stockholders’ Equity	$11,341.6	$11,681.0	$10,672.4

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$88.0	$(44.8)
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	62.6	67.7
Equity in net income of unconsolidated affiliates	(13.3)	(10.5)
Deferred taxes	(10.3)	(342.3)
Stock-based compensation expense	12.0	12.1
Impairment of goodwill and other intangible assets	—	479.5
Changes in operating assets and liabilities:
Trade receivables, net	92.6	21.8
Other receivables	1.7	13.6
Inventories, net	69.2	(24.3)
Accounts payable, accrued expenses and deferred revenue	(333.8)	(217.1)
Prepaid expenses	(50.4)	(42.2)
Other, net	35.2	15.1
Net cash used by operating activities	(46.5)	(71.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(39.5)	(26.7)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	—	2.5
Purchases of investments held in rabbi trust	(3.7)	(4.3)
Proceeds from investments held in rabbi trust	0.9	0.5
Net cash used by investing activities	(42.3)	(28.0)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	—	115.0
Repayment of 2022 facilities	(3.2)	(3.0)
Net proceeds from settlement of awards under stock plans	—	0.1
Cash dividends	(1.8)	(1.9)
Acquisition of treasury shares	(14.9)	(572.2)
Payments of finance lease liabilities	(0.7)	(0.9)
Net cash used by financing activities	(20.6)	(462.9)
Effect of exchange rate changes on cash and cash equivalents	0.4	5.3
Decrease in cash and cash equivalents	(109.0)	(557.0)
Cash and cash equivalents at beginning of period	701.5	748.0
Cash and cash equivalents at end of period	$592.5	$191.0

See accompanying notes.

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Unaudited
(In millions, except share and per share data)

	Thirteen Weeks Ended May 4, 2025
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 2, 2025	$—	89,112,404	$89.1	$3,374.1	$5,997.2	$(856.8)	$(3,463.1)	$5,140.5
Net loss					(44.8)			(44.8)
Foreign currency translation adjustments						233.6		233.6
Net unrealized and realized loss related to effective cash flow hedges, net of tax benefit of $12.9						(36.9)		(36.9)
Net loss on net investment hedges, net of tax benefit of $36.7						(110.3)		(110.3)
Comprehensive income								41.6
Settlement of awards under stock plans		268,958	0.3	(0.2)				0.1
Stock-based compensation expense				12.1				12.1
Dividends declared ($0.075 per common share)					(3.9)			(3.9)
Acquisition of 5,524,115 treasury shares, including excise taxes of $4.0				(150.0)			(422.2)	(572.2)
May 4, 2025	$—	89,381,362	$89.4	$3,236.0	$5,948.5	$(770.4)	$(3,885.3)	$4,618.2

	Thirteen Weeks Ended May 3, 2026
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 1, 2026	$—	89,593,986	$89.6	$3,464.0	$6,015.0	$(688.8)	$(4,087.5)	$4,792.3
Net income					88.0			88.0
Foreign currency translation adjustments						(13.3)		(13.3)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $6.0						17.5		17.5
Net gain on net investment hedges, net of tax expense of $5.4						16.6		16.6
Comprehensive income								108.8
Settlement of awards under stock plans		443,422	0.4	(0.4)				—
Stock-based compensation expense				12.0				12.0
Dividends declared ($0.075 per common share)					(3.5)			(3.5)
Acquisition of 173,683 treasury shares							(14.9)	(14.9)
May 3, 2026	$—	90,037,408	$90.0	$3,475.6	$6,099.5	$(668.0)	$(4,102.4)	$4,894.7

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company with a brand portfolio that includes TOMMY HILFIGER and Calvin Klein, which are owned, and Van Heusen, Nike and other brands, which the Company licenses for certain product categories. The Company designs and markets branded sportswear (casual apparel), jeanswear, performance apparel, intimate apparel, underwear, swimwear, dress shirts, handbags, accessories, footwear and other related products and licenses its owned brands globally over a broad array of product categories and for use in certain territories. The business conducted under the Van Heusen, Nike and other licensed brand names is referred to as the “Heritage Brands business.”

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not contain all disclosures required by U.S. GAAP for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026.

The preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 3, 2026 and May 4, 2025 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as tariffs and the Middle East conflict (discussed further below), elevated interest rates and the risk of recession, continue to create a complex and challenging retail environment globally. Macroeconomic factors are having, and may continue to have, a negative impact on consumer demand for apparel and related products globally.

The conflict in the Middle East, which began in March 2026, has resulted in disruption and instability in global supply chains, increased fuel and oil costs, foreign currency volatility, particularly in the euro, and continued volatility and uncertainty in global markets. These and other factors have had, and may continue to have, broader macroeconomic implications that could have a significant impact on the Company’s business, including a decline in consumer spending and inventory availability. The Company is already seeing a broader impact from the conflict on consumer purchasing behavior in Turkey and the greater European region, including the effect of increased fuel prices, which is causing a decline in consumer traffic to stores and a more promotional environment. The Company has also started to experience an impact to wholesale demand in the direct Middle East region (excluding Turkey). The length, scope and intensity of the conflict remain uncertain.

Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the United States primarily under the International Emergency Economic Powers Act (“IEEPA”), with incremental tariffs on products imported from most countries and economic unions, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries and economic unions announced retaliatory tariffs on United States exports and other trade restrictions. In February 2026, the U.S. Supreme Court ruled that the IEEPA tariffs imposed were unconstitutional. In response to that decision, an executive order was issued imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026.

In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to refund IEEPA tariffs that were previously collected, including applicable interest. CBP launched a tariff refund program in April 2026 to facilitate the refunds, and the Company submitted claims for IEEPA tariffs that have been previously paid. The Company elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid tariffs under which a gain will not be recognized until realized or realizable. As of May 3, 2026, the Company did not record a receivable related to potential tariff refunds as the amount and timing of any recoveries was uncertain. As of the date of this report, the Company has received $27 million in cash payments, plus interest, subsequent to the end of the quarter.

Further trade policy actions are unclear, including whether additional tariffs or other actions may be imposed, modified, or suspended. The Office of the U.S. Trade Representative has conducted and is conducting investigations under Section 301 of the Trade Act of 1974 that are expected to result in new tariffs being implemented in the second or third quarter of 2026. These factors have led to significant volatility and uncertainty in global markets. The Company continues to analyze the impact of incremental tariffs on its business and is taking steps to mitigate its tariff exposure to the extent possible. Mitigation strategies have included, and may continue to more significantly include, further sourcing optimization, negotiations with the Company’s vendors, internal efficiencies to drive cost savings, optimizing discount strategies and pricing actions.

There is significant uncertainty with respect to the conflict in the Middle East, global trade policies (including tariffs) and the related impacts of each on the broader global macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. If economic conditions were to worsen due to any of these factors, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

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
Performance Obligations Under License Agreements
As of May 3, 2026, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1.1 billion, of which the Company expects to recognize $200.4 million as revenue during the remainder of 2026, $222.3 million in 2027 and $695.2 million thereafter. The Company elected not to disclose the remaining performance obligations for license agreements that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the thirteen weeks ended May 3, 2026 and May 4, 2025 were as follows:

	Thirteen Weeks Ended
(In millions)	5/3/26	5/4/25
Deferred revenue balance at beginning of period	$49.0	$55.3
Net additions to deferred revenue during the period	37.0	37.9
Reductions in deferred revenue for revenue recognized during the period (1)	(36.4)	(39.1)
Deferred revenue balance at end of period	$49.6	$54.1

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $4.3 million, $4.7 million and $6.1 million as of May 3, 2026, February 1, 2026 and May 4, 2025, respectively.

Please see Note 16, “Segment Data,” for information on the disaggregation of revenue by segment, distribution channel and brand.

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

4. ASSETS HELD FOR SALE

In line with the fifth growth driver of the PVH+ Plan, the Company’s multiyear strategic plan, the Company committed to a plan to sell its owned warehouse and distribution center located in Jonesville, NC. The Company concluded the criteria had been met to classify the building and related assets as held for sale during the first quarter of 2025 and ceased recording depreciation at that time. The carrying value of $16.7 million, which was determined to be lower than its fair value, less costs to sell, was reclassified from property, plant and equipment, net to assets held for sale in the Company’s Consolidated Balance Sheet during the first quarter of 2025. During the fourth quarter of 2025, the Company made the determination to redeploy certain equipment from the Jonesville warehouse and distribution center that was originally classified as held for sale for use in other Company warehouses and distribution centers and as a result, reduced the assets held for sale to a carrying value of $12.3 million. There were no further adjustments to the carrying value of the assets held for sale.

The Company completed the sale of the building and related assets on May 11, 2026 for net proceeds of $37.7 million and will record a pre-tax gain of $25.4 million during the second quarter of 2026, which represents the excess of the net proceeds over the carrying value of the assets on the date of the sale.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the thirteen weeks ended May 3, 2026, by segment (please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments and segment definitions), were as follows:

(In millions)	EMEA	Americas	APAC	Licensing	Total
Goodwill, net as of February 1, 2026	$1,607.4	$—	$—	$414.5	$2,021.9
Currency translation	(12.9)	—	—	(0.2)	(13.1)
Goodwill, net as of May 3, 2026	$1,594.5	$—	$—	$414.3	$2,008.8

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets when events and circumstances indicate that the assets might be impaired. Please see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for discussion of the Company’s goodwill and other intangible assets impairment testing process.

2025 Interim Goodwill Impairment Test

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

2025 Interim Indefinite-Lived Intangible Assets Impairment Test

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

Additional Considerations

There have been no significant events or changes in circumstances during the thirteen weeks ended May 3, 2026 that would indicate that it is more likely than not that the remaining carrying amount of the Company’s goodwill and indefinite-lived intangible assets may be impaired as of May 3, 2026. If different assumptions for the Company’s goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There continues to be significant uncertainty with respect to the conflict in the Middle East, global trade policies (including tariffs) and the related impacts of each on the broader global macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. If economic conditions or market factors utilized in the impairment analysis deteriorate or otherwise vary from current assumptions (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, or business conditions or strategies for a specific reporting unit change from current assumptions, the Company’s businesses do not perform as projected, or there is an extended period of a significant decline in its stock price, the Company could incur additional goodwill and other indefinite-lived intangible asset impairment charges in the future.

6. RETIREMENT AND BENEFIT PLANS

The Company has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation, subject to the plan freeze as discussed below, and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in benefits generally occurs after five years of service. The company refers to these two plans as its “Pension Plans.”

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

The components of net benefit cost recognized were as follows:

	Pension Plans		SERP Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/3/26	5/4/25	5/3/26	5/4/25

Service cost	$0.8	$1.2	$0.1	$0.2
Interest cost	6.1	6.7	0.5	0.5
Expected return on plan assets	(5.8)	(6.2)	—	—
Total	$1.1	$1.7	$0.6	$0.7

The Company also provides certain other postretirement benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen weeks ended May 3, 2026 and May 4, 2025.

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

7. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of May 3, 2026.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowing capacity of up to $236.2 million based on exchange rates in effect on May 3, 2026 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of May 3, 2026.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. The Company had no borrowings outstanding under the commercial paper note program as of May 3, 2026.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/3/26	2/1/26	5/4/25

Senior unsecured Term Loan A facility due 2027 (1)	$473.9	$482.4	$468.8
4 5/8% senior unsecured notes due 2025	—	—	499.7
3 1/8% senior unsecured euro notes due 2027 (1)	701.6	709.1	675.3
4 1/8% senior unsecured euro notes due 2029 (1)	611.7	618.2	588.5
5 1/2% senior unsecured notes due 2030	495.1	494.8	—
Total	2,282.3	2,304.5	2,232.3
Less: Current portion of long-term debt	12.9	13.1	512.2
Long-term debt	$2,269.4	$2,291.4	$1,720.1

(1) The carrying amount of the euro-denominated Term Loan A facility and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of May 3, 2026, February 1, 2026 and May 4, 2025.

The Company’s mandatory long-term debt repayments for the remainder of 2026 through 2031 were as follows as of May 3, 2026:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2026	$9.7
2027	1,168.1
2028	—
2029	615.4
2030	500.0
2031	—

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2026 through 2031 exceed the total carrying amount of the Company’s debt as of May 3, 2026 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of May 3, 2026, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

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

The Company made payments of $3.2 million and $3.0 million on its term loan under the 2022 facilities during the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.

The applicable margin with respect to the Euro TLA facility as of May 3, 2026 was 1.250%. The applicable margin with respect to the revolving credit facilities as of May 3, 2026 was 0.125% for loans bearing interest at the base rate, Canadian prime rate or daily simple euro short term rate and 1.125% for loans bearing interest at the euro interbank offered rate or any other rate specified in the 2022 facilities. The applicable margin for borrowings under the Euro TLA facility and each revolving credit facility is subject to adjustment (i) after the date of delivery of the compliance certificate and financial statements, with respect to each of the Company’s fiscal quarters, based upon the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The 2022 facilities require the Company to comply with customary affirmative, negative and financial covenants, including a maximum net leverage ratio, calculated in a manner set forth in the terms of the 2022 facilities. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for further discussion of the 2022 facilities.

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

4 1/8% Euro Senior Notes Due 2029

The Company has outstanding €525.0 million principal amount of 4 1/8% senior notes due July 16, 2029. The Company may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, in advance of maturity, the Company may redeem the remaining outstanding notes beginning on April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of May 3, 2026, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit and bank guarantees primarily to collateralize the Company’s insurance and lease obligations. The Company had $103.5 million of these standby letters of credit and bank guarantees outstanding as of May 3, 2026.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for further discussion of the Company’s debt.

8. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 3, 2026 and May 4, 2025 were 18.9% and 87.2%, respectively. The effective income tax rate for the thirteen weeks ended May 3, 2026 reflected a $20.5 million income tax expense recorded on $108.5 million of pre-tax income. The effective income tax rate for the thirteen weeks ended May 4, 2025 reflected a $(304.8) million income tax benefit recorded on $(349.6) million of pre-tax losses.

The effective income tax rate for the thirteen weeks ended May 3, 2026 was lower than the prior year period primarily due to the impact of the $479.5 million pre-tax noncash goodwill and other intangible asset impairment charges recorded during the first quarter of 2025, which were non-deductible for tax purposes and factored into the Company’s 2025 annualized effective income tax rate, and resulted in a 70.5% increase to the Company’s effective income tax rate for the thirteen weeks ended May 4, 2025.

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

The Company designated (i) the par value of its €600.0 million principal amount of 3 1/8% senior notes due 2027 and (ii) the par value of its €525.0 million principal amount of 4 1/8% senior notes due 2029 (collectively, “foreign currency borrowings”), that were issued by PVH Corp., a U.S.-based entity, as net investment hedges of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 7, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,326.0 million and $1,313.3 million, respectively, as of May 3, 2026, $1,357.8 million and $1,327.3 million, respectively, as of February 1, 2026 and $1,278.7 million and $1,263.8 million, respectively, as of May 4, 2025. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

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

Undesignated Contracts

The Company records immediately in earnings changes in the fair value of hedges that are not designated in qualifying hedge relationships (“undesignated contracts”), which primarily include foreign currency forward contracts related to (i) third party transactions; (ii) intercompany transactions; and (iii) intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	5/3/26		2/1/26		5/4/25		5/3/26		2/1/26		5/4/25
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$6.7	$0.1	$1.5	$0.1	$2.0	$0.2	$9.7	$0.2	$22.0	$0.6	$22.9	$1.2
Cross-currency swap contracts (net investment hedges)	5.5	—	7.4	—	—	—	—	34.7	—	44.0	17.4	—
Undesignated contracts:
Foreign currency forward contracts	0.2	—	0.2	—	0.2	—	3.2	—	9.1	—	13.2	—
Total	$12.4	$0.1	$9.1	$0.1	$2.2	$0.2	$12.9	$34.9	$31.1	$44.6	$53.5	$1.2

The notional amount outstanding of foreign currency forward contracts was $1,264.2 million at May 3, 2026. Such contracts expire principally between May 2026 and June 2027.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
(In millions)

Thirteen Weeks Ended	5/3/26	5/4/25
Foreign currency forward contracts (inventory purchases)	$10.2	$(50.1)
Foreign currency borrowings (net investment hedges)	14.6	(104.6)
Cross-currency swap contracts (net investment hedges)	9.5	(40.6)
Total	$34.3	$(195.3)

	Amount of (Loss) Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	5/3/26	5/4/25		5/3/26	5/4/25
Foreign currency forward contracts (inventory purchases)	$(13.3)	$(0.3)	Cost of goods sold	$838.9	$821.9
Cross-currency swap contracts (net investment hedges)	2.1	1.8	Interest expense	22.7	22.4
Total	$(11.2)	$1.5

A net loss in AOCL on foreign currency forward contracts at May 3, 2026 of $10.1 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward contracts is sold. Amounts recognized in AOCL for foreign currency borrowings and the effective portion of the Company’s net investment hedges would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain (Loss) Recognized in SG&A Expenses
Thirteen Weeks Ended	5/3/26	5/4/25
Foreign currency forward contracts (1)	$1.9	$(20.0)

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of May 3, 2026.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	5/3/26				2/1/26				5/4/25
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$7.0	N/A	$7.0	N/A	$1.8	N/A	$1.8	N/A	$2.4	N/A	$2.4
Cross-currency swap contracts (net investment hedges)	N/A	5.5	N/A	5.5	N/A	7.4	N/A	7.4	N/A	—	N/A	—
Rabbi trust assets	$25.2	N/A	N/A	25.2	$21.6	N/A	N/A	21.6	$18.0	N/A	N/A	18.0
Total Assets	$25.2	$12.5	N/A	$37.7	$21.6	$9.2	N/A	$30.8	$18.0	$2.4	N/A	$20.4

Liabilities:
Foreign currency forward contracts	N/A	$13.1	N/A	$13.1	N/A	$31.7	N/A	$31.7	N/A	$37.3	N/A	$37.3
Cross-currency swap contracts (net investment hedges)	N/A	34.7	N/A	34.7	N/A	44.0	N/A	44.0	N/A	17.4	N/A	17.4
Total Liabilities	N/A	$47.8	N/A	$47.8	N/A	$75.7	N/A	$75.7	N/A	$54.7	N/A	$54.7

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

	5/3/26		2/1/26		5/4/25
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$1.9	$23.3	$2.3	$19.3	$1.4	$16.6

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains (losses) recognized on the rabbi trust investments were immaterial during the thirteen weeks ended May 3, 2026 and May 4, 2025.

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

Other intangible assets with a carrying amount of $190.8 million were written down to a fair value of $137.3 million during the thirteen weeks ended May 4, 2025. In addition, the Company recorded $426.0 million of goodwill impairment charges during the thirteen weeks ended May 4, 2025. Please see Note 5, “Goodwill and Other Intangible Assets,” for further discussion.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	5/3/26		2/1/26		5/4/25
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$592.5	$592.5	$701.5	$701.5	$191.0	$191.0
Short-term borrowings	—	—	—	—	115.0	115.0
Long-term debt (including portion classified as current)	2,282.3	2,308.2	2,304.5	2,349.5	2,232.3	2,247.0

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

11. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its Stock Incentive Plan (the “Plan”). Awards that may be granted under the Plan include, but are not limited to (i) service-based restricted stock units (“RSUs”); (ii) contingently issuable performance share units (“PSUs”); and (iii) service-based non-qualified stock options (“stock options”). Please see Note 13, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for a detailed description of the Company’s stock-based compensation awards, including information relating to vesting terms and service, performance and market conditions, and additional information.

Net income for the thirteen weeks ended May 3, 2026 and May 4, 2025 included $12.0 million and $12.1 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $1.4 million and $1.5 million, respectively.

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the thirteen weeks ended May 3, 2026 was as follows:

	RSUs	Weighted Average Grant Date Fair Value Per RSU
	(in thousands)
Non-vested at February 1, 2026	1,276	$79.52
Granted	592	80.96
Vested	395	81.67
Forfeited	34	78.62
Non-vested at May 3, 2026	1,439	$79.54

PSUs

PSU awards currently outstanding have a three-year service period. Each award is subject to performance and market conditions, with (i) 50% based on the Company’s average return on invested capital (“ROIC”) during a fiscal three-year performance period and (ii) 50% based on the Company’s total shareholder return (“TSR”) relative to a pre-established group of industry peers during a three-year period from the grant date. The final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period.

For awards granted in 2023, the Company achieved performance between target and maximum levels for the ROIC portion of the award and between threshold and target levels for the TSR portion of the award, resulting in the holders of the awards earning an aggregate of 82,000 shares.

The Company records expense ratably over the three-year service period, with expense determined as follows: (i) TSR-based portion of the awards is based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions and (ii) ROIC-based portion of the awards is based on the grant date fair value per share and the Company’s current expectations of the probable number of shares that will ultimately be issued.

The grant date fair value of the awards is established as follows: (i) TSR-based portion of the awards uses a Monte Carlo simulation model and (ii) ROIC-based portion of the awards is based on the closing price of the Company’s common stock reduced for the present value of any dividends expected to be paid on such common stock during the three-year service period, as these contingently issuable PSUs do not accrue dividends.

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the thirteen weeks ended May 3, 2026 and the resulting weighted average grant date fair value:

5/3/26
Weighted average risk-free interest rate	3.84%
Weighted average Company volatility	44.11%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per PSU	$125.02

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 4.90% for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the thirteen weeks ended May 3, 2026 was as follows:

	PSUs	Weighted Average Grant Date Fair Value Per PSU
	(in thousands)
Non-vested at February 1, 2026	334	$98.86
Granted	137	101.74
Increase due to market conditions achieved above target	1	79.49
Reduction due to performance conditions achieved below target	11	118.96
Vested	82	96.26
Forfeited	4	94.15
Non-vested at May 3, 2026	375	$99.88

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods. There were no stock options granted during the thirteen weeks ended May 3, 2026.

Stock option activity for the thirteen weeks ended May 3, 2026 was as follows:

	Stock Options	Weighted Average Exercise Price Per Stock Option
	(in thousands)
Outstanding at February 1, 2026	411	$93.27
Granted	—	—
Exercised	—	—
Forfeited / Expired	27	79.18
Outstanding at May 3, 2026	384	$94.26

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 3, 2026 and May 4, 2025:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, February 1, 2026	$(662.5)		$(26.3)	$(688.8)
Other comprehensive income (loss) before reclassifications	4.9	(1)	7.6	12.5
Less: Amounts reclassified from AOCL	1.6		(9.9)	(8.3)
Other comprehensive income	3.3		17.5	20.8
Balance, May 3, 2026	$(659.2)		$(8.8)	$(668.0)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 2, 2025	$(890.8)		$34.0	$(856.8)
Other comprehensive income (loss) before reclassifications	124.6	(1)(2)	(37.1)	87.5
Less: Amounts reclassified from AOCL	1.3		(0.2)	1.1
Other comprehensive income (loss)	123.3		(36.9)	86.4
Balance, May 4, 2025	$(767.5)		$(2.9)	$(770.4)

(1) Foreign currency translation adjustments included a net gain (loss) on net investment hedges of $18.2 million and $(109.0) million during the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.

(2) Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen weeks ended May 3, 2026 and May 4, 2025:

	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended
(In millions)	5/3/26	5/4/25
Realized loss on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$(13.3)	$(0.3)	Cost of goods sold
Less: Tax effect	(3.4)	(0.1)	Income tax expense (benefit)
Total, net of tax	$(9.9)	$(0.2)

Foreign currency translation adjustments:
Cross-currency swap contracts (net investment hedges)	$2.1	$1.8	Interest expense
Less: Tax effect	0.5	0.5	Income tax expense (benefit)
Total, net of tax	$1.6	$1.3

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

During the thirteen weeks ended May 4, 2025, the Company additionally purchased 0.8 million shares (all prior to the execution of the ASR agreements) of its common stock under the program in open market transactions for $60.8 million. Excise taxes of $4.0 million were excluded from the share repurchases for the thirteen weeks ended May 4, 2025, including in respect of the initial deliveries of the shares repurchased under the ASR agreements. The Company did not purchase any of its common stock under the program during the thirteen weeks ended May 3, 2026. As of May 3, 2026, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of RSUs and PSUs to satisfy tax withholding requirements.

14. EXIT ACTIVITY COSTS

Growth Driver 5 Actions

In line with the fifth growth driver of the PVH+ Plan – drive efficiencies and invest in growth – the Company embarked on a multiyear initiative beginning in 2024 to simplify its operating model by centralizing certain processes and improving systems and automation to drive more efficient and cost-effective ways of working across the organization, through four main pillars: (i) delivering a single global technology stack, (ii) redesigning the Company’s global distribution network, (iii) reengineering the operating model in Europe, and (iv) streamlining and optimizing the Company’s support functions globally (referred to as “Growth Driver 5 Actions”).

In connection with this initiative, the Company recorded pre-tax net costs as shown in the following table. While the actions to support this initiative were largely completed by the end of 2025, there have been certain actions taken and additional actions that the Company plans to take under this initiative, on a limited basis, during 2026. Such actions include the sale of the Company’s owned warehouse and distribution center located in Jonesville, NC, as further discussed in Note 4, “Assets Held for Sale.” The net impact of these remaining actions cannot be quantified at this time.

(In millions)	Costs Incurred During the Thirteen Weeks Ended 5/4/25	Costs Incurred During the Thirteen Weeks Ended 5/3/26	Cumulative Net Costs Incurred
Severance, termination benefits and other employee costs	$13.2	$5.7	$119.3
Accelerated depreciation (1)	—	1.2	7.8
Long-lived asset impairments and disposals (1)	—	—	6.4
Gain on sale of warehouse and distribution center (2)	—	—	(9.5)
Total	$13.2	$6.9	$124.0

(1) The Company recorded accelerated depreciation expense and long-lived asset impairments and disposals, which were primarily related to legacy technology assets that will be or have been decommissioned as the Company moves to a single global technology stack.

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

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/1/26	Costs Incurred During the Thirteen Weeks Ended 5/3/26	Costs Paid During the Thirteen Weeks Ended 5/3/26	Liability at 5/3/26
Severance, termination benefits and other employee costs	$30.4	$5.7	$13.8	$22.3

15. NET INCOME (LOSS) PER COMMON SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/3/26	5/4/25

Net income (loss)	$88.0	$(44.8)

Weighted average common shares outstanding for basic net income (loss) per common share	45.9	51.1
Weighted average impact of dilutive securities	0.5	—
Total shares for diluted net income (loss) per common share	46.4	51.1

Basic net income (loss) per common share	$1.92	$(0.88)

Diluted net income (loss) per common share	$1.90	$(0.88)

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended
(In millions)	5/3/26	5/4/25

Weighted average potentially dilutive securities	0.8	2.1

Diluted net loss per common share for the thirteen weeks ended May 4, 2025 excluded all potentially dilutive securities because there was a net loss for the period and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of May 3, 2026 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for the thirteen weeks ended May 3, 2026. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.5 million and 0.4 million as of May 3, 2026 and May 4, 2025, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

16. SEGMENT DATA

The Company’s reportable segments reflect the way the Company is currently being managed and for which separate financial information is available and evaluated regularly by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s reportable segments are: (i) Europe, the Middle East and Africa (“EMEA”), (ii) Americas, (iii) Asia-Pacific (“APAC”), and (iv) Licensing.

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

Segment Data

The Company’s revenue, significant expenses, and income before interest and taxes by segment, which include the impact of changes in foreign currency exchanges rates, were as follows:

	Thirteen Weeks Ended
	5/3/2026
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$946.1	$602.9	$387.0	$89.1	$2,025.1
Cost of goods sold (1)	(396.2)	(337.1)	(105.6)	—	(838.9)
Marketing expenses (excluding an additional $43.0 included in Corporate and other) (1)	(35.5)	(21.2)	(15.3)	—	(72.0)	(2)
Other segment items (3)	(362.0)	(193.7)	(176.7)	(14.2)	(746.6)
Segment income before interest and taxes	$152.4	$50.9	$89.4	$74.9	$367.6
Corporate and other (including $43.0 of marketing expenses) (4)					(236.4)	(2)
Restructuring and other items (5)					(6.9)
Income before interest and taxes					$124.3

	Thirteen Weeks Ended
	5/4/2025
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$927.7	$608.4	$351.7	$95.8	$1,983.6
Cost of goods sold (1)	(391.5)	(328.8)	(101.6)	—	(821.9)
Marketing expenses (excluding an additional $37.8 included in Corporate and other) (1)	(28.3)	(23.4)	(9.4)	—	(61.1)	(2)
Other segment items (3)	(358.5)	(195.4)	(161.7)	(15.1)	(730.7)
Segment income before interest and taxes	$149.4	$60.8	$79.0	$80.7	$369.9
Corporate and other (including $37.8 of marketing expenses) (4)					(209.4)	(2)
Restructuring and other items (6)					(492.7)
Income before interest and taxes					$(332.2)
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    In addition to the marketing expenses incurred by the Company’s reportable segments, there was $43.0 million and $37.8 million of global brand marketing expense, including marketing expenses benefiting the Company’s licensees, recorded in Corporate and other for the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively. Total marketing expenses incurred by the Company for the thirteen weeks ended May 3, 2026 and May 4, 2025 were $115.0 million and $98.9 million, respectively.

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

(5)     Restructuring and other items for the thirteen weeks ended May 3, 2026 related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs,” consisting principally of severance.

(6)    Restructuring and other items for the thirteen weeks ended May 4, 2025 included (i) noncash impairment charges of $479.5 million related to goodwill and other intangible assets discussed further in Note 5, “Goodwill and Other Intangible Assets,” and (ii) costs of $13.2 million incurred related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs,” consisting principally of severance.

Additional reportable segment information for the Company is as follows:

	Thirteen Weeks Ended
(In millions)	5/3/26		5/4/25
Depreciation and Amortization
EMEA	$28.8		$31.0
Americas	9.5		9.7
APAC	10.0		10.4
Corporate and other	13.1		16.6
Restructuring and other items	1.2	(1)	—
Total	$62.6		$67.7
(1)    Restructuring and other items for the thirteen weeks ended May 3, 2026 included accelerated depreciation related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs.”

	Thirteen Weeks Ended
(In millions)	5/3/26	5/4/25
Equity in net income of unconsolidated affiliates
Americas	$11.1	$8.4
APAC	2.2	2.1
Total	$13.3	$10.5

(In millions)	5/3/26	2/1/26	5/4/25
Inventories, net (1)
EMEA	$789.3	$826.4	$837.3
Americas	494.8	492.7	518.4
APAC	226.1	264.4	240.3
Total inventories, net	$1,510.2	$1,583.5	$1,596.0
All other assets	9,831.4	10,097.5	9,076.4
Total assets	$11,341.6	$11,681.0	$10,672.4
(1)Inventories, net includes the impact of changes in foreign currency exchange rates.
Intersegment transactions, which primarily consist of transfers of inventory, were not material.

Revenue by Brand

The Company’s revenue by brand was as follows:

	Thirteen Weeks Ended
(In millions)	5/3/26	(1)	5/4/25	(1)
Tommy Hilfiger	$1,077.3		$1,048.1
Calvin Klein	895.2		886.1
Heritage Brands	52.6		49.4
Total	$2,025.1		$1,983.6
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

Revenue by Distribution Channel

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended
(In millions)	5/3/26	(1)	5/4/25	(1)
Wholesale revenue	$1,067.0		$1,071.3

Owned and operated retail stores	698.9		663.0
Owned and operated digital commerce sites	170.1		153.5
Retail revenue	869.0		816.5

Licensing revenue	89.1		95.8
Total	$2,025.1		$1,983.6
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

17. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board issued in July 2025 ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. The Company adopted the guidance prospectively and elected the practical expedient beginning with its first quarter 2026 consolidated financial statements. The adoption of the update did not have a material impact on the Company’s consolidated financial statements.

18. OTHER COMMENTS

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

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen weeks ended May 3, 2026 and May 4, 2025 totaled $84.7 million and $83.4 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $22.8 million, $23.7 million and $27.0 million as of May 3, 2026, February 1, 2026 and May 4, 2025, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $301.7 million, $426.9 million and $385.2 million of the Company’s payment obligations that were outstanding as of May 3, 2026, February 1, 2026 and May 4, 2025, respectively, to financial institutions and $452.8 million and $494.8 million had been settled through the program during the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.

Guarantees

The Company has guaranteed the payment of amounts on behalf of certain parties. There have been no significant changes to the amounts guaranteed by the Company from those discussed in Note 21, “Guarantees,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We operate our business through the following reportable segments: (i) Europe, the Middle East and Africa (“EMEA”), (ii) Americas, (iii) Asia-Pacific (“APAC”), and (iv) Licensing. Our reportable segments include the brand businesses we operate under our TOMMY HILFIGER and Calvin Klein trademarks, which we own, and Van Heusen, Nike and other trademarks, which we license for certain product categories. References to brand names are to registered and common law trademarks owned by us or licensed to us by third parties and identified by italicizing the brand name. Please see Note 16, “Segment Data,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of our reportable segments.

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

Our revenue was $9.0 billion in 2025, of which over 70% was generated outside of the United States. Our global iconic lifestyle brands, TOMMY HILFIGER and Calvin Klein, together generated over 95% of our revenue.

In addition to the TOMMY HILFIGER and Calvin Klein brands, which are owned, we also license the Van Heusen, Nike and other brands for certain product categories.

PVH+ Plan

The PVH+ Plan is our multiyear, strategic plan to build Calvin Klein and TOMMY HILFIGER into the most desirable lifestyle brands in the world and make PVH the leading brand building group in our sector. Please refer to Item 1 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 under the heading “Our Business Strategy” for a description of the plan.

RESULTS OF OPERATIONS

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as tariffs and the Middle East conflict (discussed further below), elevated interest rates and the risk of recession, continue to create a complex and challenging retail environment globally. Macroeconomic factors are having, and may continue to have, a negative impact on consumer demand for apparel and related products globally.

The conflict in the Middle East, which began in March 2026, has resulted in disruption and instability in global supply chains, increased fuel and oil costs, foreign currency volatility, particularly in the euro, and continued volatility and uncertainty in global markets. These and other factors have had, and may continue to have, broader macroeconomic implications that could have a significant impact on our business, including a decline in consumer spending and inventory availability. We are already seeing a broader impact from the conflict on consumer purchasing behavior in Turkey and the greater European region, including the effect of increased fuel prices, which is causing a decline in consumer traffic to stores and a more promotional environment. We have also started to experience an impact to wholesale demand in the direct Middle East region (excluding Turkey). Approximately 1% and 7% of our revenue and income before interest and taxes (excluding goodwill and other intangible asset impairment charges), respectively, were generated in the direct Middle East region (excluding Turkey) in 2025. The length, scope and intensity of the conflict remain uncertain. As a result, there continues to be significant uncertainty regarding the extent to which the conflict and its broader macroeconomic implications will impact our business, financial condition and results of operations for the remainder of 2026. Our 2026 outlook currently assumes estimated negative prolonged effects from the conflict in the Middle East and its broader macroeconomic pressures.

Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the United States primarily under the International Emergency Economic Powers Act (“IEEPA”), with incremental tariffs on products imported from most countries and economic unions, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries and economic unions announced retaliatory tariffs on United States exports and other trade restrictions. In February 2026, the U.S. Supreme Court ruled that the IEEPA tariffs imposed were unconstitutional. In response to that decision, an executive order was issued imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026.

In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to refund IEEPA tariffs that were previously collected, including applicable interest. CBP launched a tariff refund program in April 2026 to facilitate the refunds, and we submitted claims for IEEPA tariffs that have been previously paid. We elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid tariffs under which a gain will not be recognized until realized or realizable. As of May 3, 2026, we did not record a receivable related to potential tariff refunds as the amount and timing of any recoveries was uncertain. As of the date of this report, we have received $27 million in cash payments, plus interest, subsequent to the end of the quarter.

Further trade policy actions are unclear, including whether additional tariffs or other actions may be imposed, modified, or suspended. The Office of the U.S. Trade Representative has conducted and is conducting investigations under Section 301 of the Trade Act of 1974 that are expected to result in new tariffs being implemented in the second or third quarter of 2026. These factors have led to significant volatility and uncertainty in global markets. We continue to analyze the impact of incremental tariffs on our business and are taking steps to mitigate our tariff exposure to the extent possible. Mitigation strategies have included, and may continue to more significantly include, further sourcing optimization, negotiations with our vendors, internal efficiencies to drive cost savings, optimizing our discount strategies and pricing actions.

Our outlook assumes that the current U.S. tariff rates on goods coming into the U.S. will continue through July 2026 and then rates will increase to an average that approximates the levels that were in place prior to the U.S. Supreme Court ruling. We currently expect an estimated net negative impact on our full year 2026 gross profit related to the negative impact of tariffs on goods coming into the United States including a gross impact of approximately $195 million and a partially offsetting impact from planned mitigation actions. However, the duration, magnitude and scope of any additional tariffs are difficult to predict, along with the extent (if any) to which we will be able to offset the impact through our mitigation efforts. Our full year outlook also reflects an expected benefit to cost of goods sold of approximately $100 million related to tariff refunds, which are currently expected to be recorded in the second quarter of 2026. The amount and timing of recovery remains uncertain and dependent on regulatory and administrative processes outside of our control.

Outlook Uncertainty

There is significant uncertainty with respect to the conflict in the Middle East, global trade policies (including tariffs) and the related impacts of each on the broader global macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. Our revenue, earnings and cash flows from operations in 2026 may be subject to material change as a result of these and other macroeconomic factors.

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

The following actions, transactions and events have impacted or will impact our results of operations and the comparability among the periods, including our full year 2026 expectations as compared to the full year 2025, as discussed below:

•We completed the sale of our owned warehouse and distribution center located in Jonesville, NC on May 11, 2026, for net proceeds of $38 million. We will record a pre-tax gain of $25 million in the second quarter of 2026 in connection with the closing of the transaction, which represents the excess of the net proceeds over the carrying value of the assets on the date of the sale. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements

included in Part I, Item I of this report for further discussion.
•We embarked on a multi-year initiative beginning in 2024 to simplify our operating model by centralizing certain processes and improving systems and automation to drive more efficient and cost-effective ways of working across the organization (the “Growth Driver 5 Actions”). The initiative has resulted in annualized cost savings of over $200 million, while continuing to make targeted investments to drive our strategic initiatives. While the actions to support this initiative were largely completed by the end of 2025, there have been certain actions taken and additional actions that we plan to take under this initiative, on a limited basis, during 2026. Such actions include the sale of our owned warehouse and distribution center located in Jonesville, NC, as discussed above. We recorded pre-tax costs of $7 million during the first quarter of 2026 in connection with this initiative consisting principally of severance. We recorded pre-tax costs of $93 million during 2025 in connection with this initiative consisting principally of severance. We expect additional actions in 2026, however the net impact of these remaining actions cannot be quantified at this time. Please see Note 14, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.
•We recorded pre-tax noncash goodwill and other intangible impairment charges of $480 million in the first quarter of 2025 in conjunction with interim goodwill and other intangible assets impairment tests. The impairments were primarily due to a significant increase in discount rates. Please see Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item I of this report for further discussion.

We extended in 2022 most of our licensing agreements with G-III Apparel Group, Ltd. for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements now have staggered expirations through 2026, the first of which occurred at the end of calendar 2023. We have been directly operating a significant portion of the businesses for the previously licensed product categories, and we intend to continue to directly operate a significant portion of these businesses as the license agreements expire, with the remainder re-licensed to other third parties. The expiration of these licenses and the transition of previously licensed women’s product categories in house resulted in a 1% net increase to our revenue and an approximately 50 basis point decline in our gross margin in 2025. In 2026, the transition of previously licensed product categories is expected to result in a less than 1% net increase to our revenue and an approximately 50 basis point decline in our gross margin.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Our results of operations in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our results of operations are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Over 70% of our 2025 revenue was subject to foreign currency translation. We currently expect our 2026 revenue and net income to increase by approximately $125 million and $20 million, respectively, as compared to 2025 due to the impact of foreign currency translation.

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

Investigation by China’s Ministry of Commerce

In September 2024, China’s Ministry of Commerce (“MOFCOM”) announced that it had initiated an investigation into our business under the Provisions of the List of Unreliable Entities (“UEL Provisions”). In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February 2025, it announced its determination and placed PVH Corp. on the List of Unreliable Entities (“UEL”). We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. Approximately 6% and 20% of our revenue and income before interest and taxes (excluding goodwill and other intangible asset impairment charges), respectively, were generated in China in 2025. Furthermore, if, as a result of any such measures, it is necessary for us to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. We may also incur material non-cash impairment charges if we are unable to recover the carrying value of our indefinite-lived intangible assets and long-lived assets. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for additional information.

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

Due to the above seasonal factors, our results of operations for the thirteen weeks ended May 3, 2026 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended May 3, 2026 Compared With Thirteen Weeks Ended May 4, 2025

The following table summarizes our consolidated statements of operations for the first quarter of 2026 compared to the prior year period:

	Thirteen Weeks Ended
	May 3,	May 4,		% / bps
(Dollars in Millions)	2026	2025	$ change	change
Revenue	$2,025	$1,984	$42	2%
Gross profit	1,186	1,162	25	2%
% of revenue	58.6%	58.6%		—
Selling, general and administrative expenses	1,074	1,024	51	5%
% of revenue	53.1%	51.6%		150 bps
Goodwill and other intangible asset impairments	—	480	(480)	NM
Non-service related pension and postretirement cost	(1)	(1)	—	(20)%
Equity in net income of unconsolidated affiliates	13	10	3	27%
Income (loss) before interest and taxes	124	(332)	457	NM
% of revenue	6.1%	(16.7)%		NM
Interest expense, net	16	17	(2)	(9)%
Income (loss) before taxes	109	(350)	458	NM
Income tax expense (benefit)	21	(305)	(325)	NM
Effective tax rate	18.9%	87.2%		NM
Net income (loss)	$88	$(45)	$133	NM

NM - not meaningful

Total Revenue

Total revenue in the first quarter of 2026 was $2.025 billion compared to $1.984 billion in the first quarter of the prior year. The overall increase in revenue of $42 million, or 2%, included a positive impact of $87 million, or 4%, related to foreign currency translation.

Revenue by Segment:

•EMEA – Revenue increased $18 million, or 2%, compared to the prior year period, including a positive impact of $67 million, or 7%, related to foreign currency translation. Excluding the impact of foreign currency translation, the decrease in revenue was driven by declines in both the direct-to-consumer and wholesale businesses, including softer consumer demand due to the prolonged effects from the conflict in the Middle East and its broader macroeconomic pressures.

•Americas – Revenue decreased $6 million, or 1%, compared to the prior year period, including a positive impact of $5 million, or 1%, related to foreign currency translation, as growth in the direct-to-consumer business was more than offset by a decrease in the wholesale business. The decrease in wholesale revenue included (i) a decrease in the first quarter related to the overall impact of a shift in the timing of wholesale shipments from the first half of the year to the second half as compared to the prior year period, partially offset by (ii) an increase driven by the transition of previously licensed women’s product categories in house.

•APAC – Revenue increased $35 million, or 10%, compared to the prior year period, including a positive impact of $15 million, or 4%, related to foreign currency translation. Excluding the impact of foreign currency translation, the increase in revenue included an approximately 4% favorable impact from the timing of Lunar New Year, which occurred in the first quarter of 2026 but did not occur in the first quarter of 2025. An increase in revenue in the direct-to-consumer business was partially offset by a decrease in wholesale business.

•Licensing – Revenue decreased $7 million, or 7%, compared to the prior year period, primarily due to the license transitions in North America.

Revenue by Brand:

•Tommy Hilfiger – Revenue increased 3% compared to the prior year period including a 5% positive foreign currency impact.

•Calvin Klein – Revenue increased 1% compared to the prior year period, including a 4% positive foreign currency impact.

Revenue by Channel:

•Direct-to-consumer – Revenue increased 6% compared to the prior year period including a 4% positive foreign currency impact.
◦Owned and operated retail stores – Revenue increased 5% compared to the prior year period, including a 4% positive foreign currency impact. Excluding the impact of foreign currency translation, revenue growth in Americas and APAC was partially offset by a decline in EMEA.
◦Owned and operated digital commerce – Revenue increased 11% compared to the prior year period, including a 4% positive foreign currency impact, with revenue increasing across all regions.

•Wholesale – Revenue was flat compared to the prior year period, including a 5% positive foreign currency impact. Excluding the impact of foreign currency translation, revenue decreased in all regions.

We currently expect revenue for the full year 2026 to be approximately flat compared to 2025. Excluding the impact of foreign currency translation, we currently expect revenue for the full year 2026 to decrease slightly.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs, inspection costs and tariffs and other import costs. Also included as cost of goods sold are the amounts recognized on foreign currency forward contracts as the underlying inventory hedged by such forward exchange contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative (“SG&A”) expenses. Revenue from licensing the use of our trademarks is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

Gross profit in the first quarter of 2026 was $1.186 billion, or 58.6% of total revenue, compared to $1.162 billion, or 58.6% of total revenue, in the first quarter of the prior year. Gross profit as a percentage of revenue was flat compared to the prior year period and included (i) a negative impact of the tariffs on goods coming into the United States, (ii) an increase in promotional selling as compared to the prior year period, and (iii) a decline due to the transition of previously licensed product categories into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins. These declines were offset by the favorable impacts of (i) tariff mitigation actions, (ii) lower product costs, including the favorable transactional impact of foreign exchange on our international businesses, particularly our European business and (iii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margins.

We currently expect that gross margin for the full year 2026 will increase by approximately 100 basis points compared to 2025, with increases particularly impacting the second quarter despite (i) the assumed approximately 215 basis point gross negative impact in 2026 of the tariffs on goods coming into the United States, compared to the approximately 80 basis point gross negative impact in 2025, (ii) the approximately 50 basis point decline expected in connection with the above-mentioned transition of previously licensed product categories into our directly operated wholesale business, and (iii) an increase in promotional selling as compared to the prior year. These decreases are expected to be more than offset by (i) an approximately 100 basis point impact related to the IEEPA tariff refunds, which are expected to be recorded in the second quarter of 2026, (ii) the impact of planned mitigation actions to address the impacts of tariff costs, (iii) lower product costs, including the approximately 50 basis point favorable transactional impact of foreign exchange on our international businesses as discussed above, and (iv) the absence of higher freight costs and incremental discounts provided to customers to address the impact of Calvin Klein product delivery delays in 2025.

SG&A Expenses

SG&A expenses in the first quarter of 2026 were $1.074 billion, or 53.1% of total revenue, compared to $1.024 billion, or 51.6% of total revenue, in the first quarter of the prior year. The 150 basis point increase was primarily driven by (i) an increase in strategic investments to fuel growth, including increased marketing, (ii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue and (iii) the impact from the deleveraging of expenses partially offset by (i) cost savings resulting from the Growth Driver 5 Actions and (ii) a net decrease in restructuring costs incurred in the first quarter of 2026 in connection with the Growth Driver 5 Actions compared to the prior year period.

We currently expect that SG&A expenses as a percentage of revenue for the full year 2026 will be relatively flat compared to 2025 with increases in SG&A expenses as a percentage of revenue more significantly impacting the first half of 2026, including higher marketing spend. SG&A expenses as a percentage of revenue for the full year are expected to include an approximately 100 basis point decrease resulting from a decrease in restructuring costs incurred in 2026 as compared to 2025 in connection with the Growth Driver 5 actions. This decrease is expected to be offset by the net impact of an increase in strategic investments to fuel growth, including increased marketing, and the impact from the deleveraging of expenses partially offset by the cost savings resulting from the Growth Driver 5 actions. Our expectation for 2026 includes the restructuring costs incurred in the first quarter of 2026 in connection with the Growth Driver 5 actions but does not include any further restructuring costs beyond the first quarter. We expect additional actions in 2026, however the impact of these remaining actions cannot be quantified at this time.

Goodwill and Other Intangible Asset Impairments

We recorded noncash impairment charges of $480 million during the first quarter of 2025 in conjunction with interim goodwill and other intangible assets impairment tests, including $426 million related to goodwill and $54 million related to our Australia reacquired perpetual license rights, which were primarily due to a significant increase in discount rates. Please see Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of these impairments.

Non-Service Related Pension and Postretirement Cost

Non-service related pension and postretirement cost was $1 million in each of the first quarters of 2026 and 2025. Please see Note 6, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-service related pension and postretirement cost recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement income for the full year 2026 will be approximately $3 million. However, our expectation of 2026 non-service related pension and postretirement income does not include the impact of an actuarial gain or loss. As a result of the volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2026. We may record a significant actuarial gain or loss in 2026 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2026 non-service related pension and postretirement income may be significantly different than our projections.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $13 million in the first quarter of 2026 compared to $10 million in the first quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed trademarks in the United States and Canada. The equity in net income of unconsolidated affiliates for the first quarter of 2026 increased as compared to the prior year period primarily due to an increase in income attributable to our joint venture in Mexico and our PVH Legwear LLC joint venture. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for full year 2026 will be relatively flat as compared to $45 million in 2025.

Income (Loss) Before Interest and Taxes

Income (loss) before interest and taxes in the first quarter of 2026 was $124 million, or 6.1%, of total revenue, compared to $(332) million, or (16.7)% of total revenue, in the first quarter of the prior year, and included changes in our segments’ income (loss) before interest and taxes and other reconciling items as follows:

•EMEA – Income before interest and taxes in the first quarter of 2026 was $152 million, or 16.1% of total revenue, compared to $149 million, or 16.1% of total revenue in the first quarter of the prior year. A 30 basis point increase in gross margin was offset by a 30 basis point increase in SG&A expenses as a percentage of revenue. The increase in SG&A expenses as a percentage of revenue includes (i) an increase in marketing and (ii) a deleveraging of expenses resulting from the decrease in revenue excluding the impact of foreign currency translation partially offset by (iii) savings resulting from Growth Driver 5 Actions.

•Americas – Income before interest and taxes in the first quarter of 2026 was $51 million, or 8.4% of total revenue, compared to $61 million, or 10.0% of total revenue in the first quarter of the prior year. The 160 basis point decrease was primarily driven by a 190 basis point gross margin decline, inclusive of the negative impact of the increase in tariffs on goods coming into the United States partially offset by tariff mitigation actions. SG&A expenses as a percentage of revenue decreased 40 basis points due to savings resulting from the Growth Driver 5 Actions partially offset by an increase in marketing.

•APAC – Income before interest and taxes in the first quarter of 2026 was $89 million, or 23.1% of total revenue, compared to $79 million, or 22.5% of total revenue in the first quarter of the prior year. The 60 basis point increase was primarily driven by a 160 basis point increase in gross margin partially offset by a 100 basis point increase in SG&A expenses as a percentage of revenue, including an increase in marketing.

•Licensing – Income before interest and taxes in the first quarter of 2026 was $75 million, a 7% decrease compared to $81 million in the prior year period, primarily due to the license transitions in North America.

•Corporate and other costs were $236 million in the first quarter of 2026, an increase of $27 million compared to $209 million in the prior year period, primarily due to (i) an increase in marketing and other brand-building investments and (ii) an increase in centrally managed information technology and support costs resulting from the actions taken in conjunction with the Growth Driver 5 initiative to move to a single global technology stack and streamline and optimize our support functions globally. Overall, the Growth Driver 5 initiative drove significant savings in the first quarter with savings in the regional segments more than offsetting the increase in Corporate information technology and support costs.

•Restructuring and other items included $7 million of restructuring costs in the first quarter of 2026 in connection with the Growth Driver 5 Actions, consisting principally of severance. Restructuring and other items included $493 million of expenses in the first quarter of the prior year including (i) $480 million of noncash goodwill and other intangible asset impairment charges and (ii) $13 million of restructuring costs in connection with the Growth Driver 5 Actions, consisting principally of severance.

Interest Expense, Net

Interest expense, net decreased to $16 million in the first quarter of 2026 from $17 million in the first quarter of the prior year.

Interest expense, net for the full year 2026 is currently expected to be approximately $75 million as compared to $79 million in 2025.

Income Tax Expense (Benefit)

The effective income tax rate for the first quarter of 2026 was 18.9% compared to 87.2% in the first quarter of the prior year.

The effective income tax rate for the first quarter of 2026 reflected a $21 million income tax expense recorded on $109 million of pre-tax income. The effective income tax rate for the first quarter of 2025 reflected a $(305) million income tax benefit recorded on $(350) million of pre-tax losses.

The effective income tax rate for the first quarter of 2026 was lower than the prior year period primarily due to the impact of the $480 million pre-tax noncash goodwill and other intangible asset impairment charges in the prior year period, which were non-deductible for tax purposes and factored into our annualized effective income tax rate in 2025, and resulted in a 70.5% increase to our effective income tax rate for the first quarter 2025.

We currently expect that our effective income tax rate for the full year 2026 will be in a range of 22% to 23%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at May 3, 2026 was $593 million, a decrease of $109 million from $701 million at February 1, 2026. We ended the first quarter of 2026 with approximately $1.4 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance during our fiscal year due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2026 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) expected common stock repurchases under the stock repurchase program of at least $300 million, (ii) projected capital expenditures of approximately $250 million, (iii) net proceeds of $38 million received in the second quarter of 2026 in connection with the sale of the Jonesville, NC warehouse and distribution center, (iv) mandatory long-term debt repayments on our term loan under our 2022 senior unsecured credit facilities of approximately $13 million, subject to exchange rate fluctuations, and (v) offsetting impacts from cash inflows of approximately $100 million for refunds related to IEEPA tariffs previously paid and an expected reduction in cash due to the prolonged effects from the conflict in the Middle East.

As of May 3, 2026, $267 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions which we would expect to incur material tax costs upon the distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash used by operating activities was $46 million in the first quarter of 2026 compared to $71 million in the first quarter of 2025. The decrease in cash used by operating activities as compared to the prior year period was primarily driven by changes in our working capital, including changes in inventories net of the related change in payables and a decrease in trade receivables in the current year period as compared to an increase in trade receivables in the prior year period, primarily driven by a shift in the timing of our wholesale revenue.

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

Investments in Unconsolidated Affiliates

We received dividends of $25 million and $26 million from our investments in unconsolidated affiliates during the first quarters of 2026 and 2025, respectively. These dividends are included in our net cash used by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Sale of Warehouse and Distribution Center

We completed the sale of our owned warehouse and distribution center located in Jonesville, NC during the second quarter of 2026, for net proceeds of $38 million. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the first quarter of 2026 were $40 million compared to $27 million in the first quarter of 2025. We currently expect that capital expenditures for the full year 2026 will be approximately $250 million as compared to $142 million in 2025 and will primarily consist of (i) investments in new stores and store renovations and (ii) investments, upgrades and enhancements in our information technology platforms, systems and infrastructure worldwide.

Dividends

Cash dividends paid on our common stock totaled $2 million in each of the first quarters of 2026 and 2025.

Additionally, we declared a $0.0375 per share dividend on our common stock in the first quarter of 2026 to be paid in the second quarter of 2026. We currently project that cash dividends paid on our common stock in 2026 will be approximately $7 million.

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

On April 1, 2025, we entered into accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $500 million of our shares of common stock under our existing $5 billion stock repurchase authorization. We paid $500 million to the financial institutions and received initial deliveries of an aggregate of approximately 4.6 million shares of our common stock at a price of $76.43 per share, the closing share price of our common stock on April 1, 2025. The value of the initial shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115 million of short-term borrowings. During the third quarter of 2025, the ASR agreements were settled, and we received an aggregate of approximately 2.3 million of additional shares of our common stock. The total number of shares purchased under the ASR agreements was approximately 6.9 million shares at a price paid per share of $72.44, which was based on the daily volume-weighted average price of our common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The ASR agreements were accounted for as a share purchase transaction and forward stock purchase agreement indexed to our common stock.

During the first quarter of 2025, we additionally purchased 0.8 million shares (all prior to the execution of the ASR agreements) of our common stock under the program in open market transactions for $61 million. Excise taxes of $4 million were excluded from the share repurchases for the first quarter of 2025, including in respect of the initial deliveries of the shares repurchased under the ASR agreements. We did not purchase any of our common stock under the program during the first quarter of 2026. As of May 3, 2026, the repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	5/3/26	2/1/26	5/4/25
Short-term borrowings	$—	$—	$115
Current portion of long-term debt	13	13	512
Finance lease obligations	2	3	5
Long-term debt	2,269	2,291	1,720
Stockholders’ equity	4,895	4,792	4,618

In addition, we had $593 million, $701 million and $191 million of cash and cash equivalents as of May 3, 2026, February 1, 2026 and May 4, 2025, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2022 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of May 3, 2026.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowing capacity of up to $236 million based on exchange rates in effect on May 3, 2026 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of May 3, 2026.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. We had no borrowings outstanding under the commercial paper note program as of May 3, 2026.

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $1 million in each of the first quarters of 2026 and 2025.

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

We made payments of $3 million on our term loan under the 2022 facilities in each of the first quarters of 2026 and 2025. We currently expect to make total long-term debt repayments of approximately $13 million, subject to exchange rate fluctuations, for the full year 2026.

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

4 1/8% Euro Senior Notes Due 2029

We have outstanding €525 million principal amount of 4 1/8% senior notes due July 16, 2029. We may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, in advance of maturity, we may redeem the remaining outstanding notes beginning on April 16, 2029, or all of these notes at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of May 3, 2026, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of May 3, 2026, our issuer credit was rated BBB by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-2 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, including our revenue growth and operating margin, as well as industry and other qualitative factors.

Please see Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments for the remainder of 2026 through 2031.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for further discussion of our debt.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026. During the thirteen weeks ended May 3, 2026, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us primarily include cash and cash equivalents, short-term borrowings (when facilities are drawn or commercial paper is issued), long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 3, 2026. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at May 3, 2026, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.6 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of May 3, 2026, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month euro interbank offered rate (“EURIBOR”). The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components that expose us to significant foreign exchange risk. Over 70% of our $9.0 billion of revenue in 2025 was generated outside of the United States. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translational impact and a transactional impact.

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

We currently expect our 2026 revenue and net income to increase by approximately $125 million and $20 million, respectively, as compared to 2025 due to the impact of foreign currency translation.

During the thirteen weeks ended May 3, 2026, we recognized unfavorable foreign currency translation adjustments of $13 million within other comprehensive income (loss) principally driven by a strengthening of the United States dollar since February 1, 2026 against the euro of 1%, partially offset by a weakening of the United States dollar against certain currencies in the Asia-Pacific region (primarily the weakening of the United States dollar against the Australian dollar of 3% and the Chinese yuan of 2% since February 1, 2026). Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 46% of our $5.1 billion total goodwill and other intangible assets as of May 3, 2026. This translational impact of the euro was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward contracts outstanding at May 3, 2026, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately

$110 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Investigation by China’s Ministry of Commerce

In September 2024, MOFCOM announced that it had initiated an investigation into our business under the UEL Provisions upon the suspicion that we (i) suspended normal transactions with Chinese entities or individuals, (ii) adopted discriminatory measures against products produced in or made from raw materials or component parts from China’s Xinjiang Uyghur Autonomous Region, and (iii) violated normal market trading principles. In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February 2025, it announced its determination and placed PVH Corp. on the UEL. We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. According to the UEL Provisions, potential measures could include monetary fines, restrictions or prohibitions on engaging in import and export activities related to China or making investments in China, entry denial of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. No measures have been imposed on us at this time. The practical impact of any such restrictions or prohibitions could include our inability to produce goods in China for sale elsewhere, our inability to sell goods on a wholesale or retail basis in China, or our inability to make investments in China. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for additional information.

Other Matters

We are a party to certain litigations which, in management’s judgment based, in part, on the opinions of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of May 3, 2026.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
February 2, 2026 - March 1, 2026	1,300	$62.36	—	$1,211,808,469
March 2, 2026 - April 5, 2026	1,609	68.60	—	1,211,808,469
April 6, 2026 - May 3, 2026	170,774	86.24	—	1,211,808,469
Total	173,683		—	$1,211,808,469

(1) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2026 in connection with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

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

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended May 3, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3
Indenture, dated as of December 21, 2017, between PVH Corp., U.S. Bank National Association, as Trustee, Elavon Financial Services DAC, UK Branch, as Paying Agent and Authenticating Agent, and Elavon Financial Services DAC, as Transfer Agent and Registrar (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 21, 2017).

4.4
Indenture, dated as of July 10, 2020, between PVH Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2020) and Form of 4 5/8% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 and Appendix A to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2020).

4.5
Indenture, dated as of April 15, 2024, between PVH Corp. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on April 15, 2024).

4.6
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

+10.1	Form of Restricted Stock Unit Agreement for Associates under the PVH Corp. Stock Incentive Plan.

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Melissa Stone, Interim Chief Financial Officer and Executive Vice President, Global Financial Planning & Analysis, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

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

PVH CORP.
Registrant

Dated:	June 5, 2026	/s/ ERIK W. GRAF
Erik W. Graf
Executive Vice President and Corporate Controller (Principal Accounting Officer)