Form 10-Q
period 2026-08-02
PVH CORP. /DE/
filed 2026-09-02
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	August 2, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware			13-1166910
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

285 Madison Avenue,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)

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

The number of outstanding shares of common stock of the registrant as of August 26, 2026 was 46,137,833.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our ability to realize anticipated benefits and savings from divestitures, restructurings and similar plans, such as the actions taken in recent years to focus on our Calvin Klein and Tommy Hilfiger businesses and our current multiyear initiative to simplify our operating model and achieve cost savings; (iii) the ability to realize the intended benefits from increasing our direct management and oversight of our Calvin Klein and TOMMY HILFIGER brands (such as the in-process plan to directly operate a significant portion of the businesses for the product categories that are or had been licensed to G-III Apparel Group, Ltd., with the remainder to be re-licensed to other third parties, upon the expirations of the underlying license agreements) and avoid any disruptions in the businesses; (iv) we have significant levels of outstanding debt, as well as significant additional borrowing capacity, and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (v) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our direct-to-consumer retail store and digital commerce operations, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy (including inflationary pressures like those currently being experienced globally), fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, consumer sentiment and other factors; (vi) our ability to manage our growth and inventory; (vii) restrictions, including quotas and the imposition of new or increased duties or tariffs on goods from the countries where we or our licensees produce goods under our trademarks, which, among other things, could limit the ability to produce products in cost-effective countries, or in countries that have the labor and technical expertise needed, or require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability, and uncertainties regarding trade regulation, including as a result of the U.S. Supreme Court’s ruling that many of the tariffs imposed by the U.S. federal government were unconstitutional, which led to the issuance of an executive order imposing tariffs at different rates pursuant to Section 122 of the Trade Act of 1974 (which have expired and are being challenged in court) and launching investigations under Section 301 of the Trade Act, which have led to the imposition of new tariffs and could lead to the imposition of further tariffs; (viii) the availability and cost of raw materials; (ix) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (x) the regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in (or containing raw materials or components from) certain regions, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Protection; (xi) changes in available factory and shipping capacity, wage and shipping cost escalation, and store closures in any of the countries where our or our licensees’ or wholesale customers’ or other business partners’ stores are located or products are sold or produced or are planned to be sold or produced, as a result of civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability, such as the current war in Ukraine that led to our exit from our retail business in Russia and the cessation of our wholesale operations in Russia and Belarus, and the temporary cessation of business by many of our business partners in Ukraine, and the current conflict in the Middle East that has resulted in the closure of some of our licensees’, wholesale customers’ and other business partners’ stores, as well as depressed consumer sentiment, increased fuel and oil costs and impacted inventory availability; (xii) disease epidemics and health-related concerns, such as the COVID-19 pandemic, which could result in (and, in the case of the COVID-19 pandemic, did result in some of the following) supply-chain disruptions due to closed factories, reduced workforces and production capacity, shipping delays, container and trucker shortages, port congestion and other logistics problems, closed stores, and reduced consumer traffic and purchasing, or governments implement mandatory business closures, travel restrictions or the like, and market or other changes that could result in shortages of inventory available to be delivered to our stores and customers, order cancellations and lost sales, as well as in noncash impairments of our goodwill and other intangible assets, operating lease right-of-use assets, and property, plant and equipment; (xiii) actions taken towards sustainability and social and environmental responsibility as part of our sustainability and social and environmental strategy may not be achieved or may be perceived to be falsely claimed, which could diminish consumer trust in our brands and our brands’ values, as well as the potential for adverse consumer response to any sustainability, social or environmental actions taken by us; (xiv) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xv) significant fluctuations of the U.S. dollar against foreign currencies in which we transact significant levels of business; (xvi) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; (xvii) the impact of new and revised tax legislation and regulations; (xviii) the impacts of the decision by China’s Ministry of Commerce to place us on the List of Unreliable Entities, including the impact of any fines imposed, or restrictions or prohibitions on us that have the effect of limiting or prohibiting our ability to do business in China; and (xix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
PVH Corp.
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2026	2025	2026	2025
Revenue	$2,097.0	$2,167.2	$4,122.1	$4,150.8
Cost of goods sold (exclusive of depreciation and amortization)	775.2	916.4	1,614.1	1,738.3
Gross profit	1,321.8	1,250.8	2,508.0	2,412.5
Selling, general and administrative expenses	1,112.5	1,128.9	2,186.9	2,152.8
Goodwill and other intangible asset impairments	439.0	—	439.0	479.5
Non-service related pension and postretirement (cost)	(0.6)	(0.9)	(1.4)	(1.9)
Other gain	25.4	—	25.4	—
Equity in net income of unconsolidated affiliates	14.0	12.2	27.3	22.7
(Loss) income before interest and taxes	(190.9)	133.2	(66.6)	(199.0)
Interest expense	22.3	25.8	45.0	48.2
Interest income	10.6	3.8	17.5	8.8
(Loss) income before taxes	(202.6)	111.2	(94.1)	(238.4)
Income tax (benefit)	(99.7)	(113.0)	(79.2)	(417.8)
Net (loss) income	$(102.9)	$224.2	$(14.9)	$179.4
Basic net (loss) income per common share	$(2.23)	$4.66	$(0.32)	$3.62
Diluted net (loss) income per common share	$(2.23)	$4.63	$(0.32)	$3.59

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive (Loss) Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2026	2025	2026	2025

Net (loss) income	$(102.9)	$224.2	$(14.9)	$179.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(49.4)	64.5	(62.7)	298.1
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $6.1, $(6.6), $12.1, and $(19.5)	17.3	(19.1)	34.8	(56.0)
Net gain (loss) on net investment hedges, net of tax expense (benefit) of $6.9, $(10.5), $12.3, and $(47.2)	21.2	(31.7)	37.8	(142.0)
Total other comprehensive (loss) income	(10.9)	13.7	9.9	100.1
Comprehensive (loss) income	$(113.8)	$237.9	$(5.0)	$279.5

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	August 2,	February 1,	August 3,
	2026	2026	2025
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$965.9	$701.5	$248.8
Trade receivables, net of allowances for credit losses of $21.1, $23.7 and $26.9	921.4	994.6	901.3
Other receivables	20.2	23.3	17.9
Inventories, net	1,738.2	1,583.5	1,791.0
Prepaid expenses	254.4	219.0	258.4
Other	82.6	71.0	65.2
Assets held for sale	—	12.3	16.7
Total Current Assets	3,982.7	3,605.2	3,299.3
Property, Plant and Equipment, net	620.2	673.3	695.1
Operating Lease Right-of-Use Assets	1,784.4	1,861.9	1,888.0
Goodwill	1,547.9	2,021.9	1,986.8
Tradenames	2,658.2	2,684.1	2,663.0
Other Intangibles, net	409.2	412.1	406.3
Other Assets, including deferred taxes of $94.7, $99.0 and $376.4	414.1	422.5	689.1
Total Assets	$11,416.7	$11,681.0	$11,627.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,298.8	$1,146.9	$1,288.0
Accrued expenses	703.7	820.6	729.1
Deferred revenue	52.7	49.0	50.8
Current portion of operating lease liabilities	349.3	346.6	329.6
Short-term borrowings	—	—	—
Current portion of long-term debt	11.5	13.1	12.8
Total Current Liabilities	2,416.0	2,376.2	2,410.3
Long-Term Portion of Operating Lease Liabilities	1,565.4	1,647.8	1,687.6
Long-Term Debt	2,236.5	2,291.4	2,256.0
Other Liabilities, including deferred taxes of $158.4, $307.3 and $152.5	406.8	573.3	407.1
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 90,116,413; 89,593,986 and 89,572,866 shares issued	90.1	89.6	89.6
Additional paid-in capital - common stock	3,488.6	3,464.0	3,251.0
Retained earnings	5,996.6	6,015.0	6,172.7
Accumulated other comprehensive loss	(678.9)	(688.8)	(756.7)
Less: 43,982,928; 43,786,773 and 41,455,491 shares of common stock held in treasury, at cost	(4,104.4)	(4,087.5)	(3,890.0)
Total Stockholders’ Equity	4,792.0	4,792.3	4,866.6
Total Liabilities and Stockholders’ Equity	$11,416.7	$11,681.0	$11,627.6

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(14.9)	$179.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	119.9	136.4
Equity in net income of unconsolidated affiliates	(27.3)	(22.7)
Deferred taxes	(164.7)	(478.0)
Stock-based compensation expense	25.1	26.0
Impairment of goodwill and other intangible assets	439.0	479.5
Impairment of other long-lived assets	3.5	—
Other gain	(25.4)	—
Changes in operating assets and liabilities:
Trade receivables, net	56.6	(10.2)
Other receivables	3.2	8.1
Inventories, net	(175.0)	(198.3)
Accounts payable, accrued expenses and deferred revenue	79.4	11.9
Prepaid expenses	(38.9)	(38.5)
Other, net	55.9	48.1
Net cash provided by operating activities	336.4	141.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(76.0)	(57.9)
Proceeds from sale of Warner’s, Olga and True&Co. women’s intimates businesses	—	2.5
Purchases of investments held in rabbi trust	(4.9)	(8.6)
Proceeds from investments held in rabbi trust	2.5	5.0
Proceeds from cross-currency swap contracts (net investment hedges)	4.1	—
Proceeds from sale of warehouse and distribution center	37.7	—
Net cash used by investing activities	(36.6)	(59.0)
FINANCING ACTIVITIES
Repayment of 2022 facilities	(463.9)	(6.2)
Proceeds from 2026 facilities, net of related fees	452.0	—
Proceeds from senior notes, net of related fees	—	494.0
Repayment/redemption of senior notes	—	(500.0)
Net proceeds from settlement of awards under stock plans	—	1.4
Cash dividends	(3.5)	(3.9)
Acquisition of treasury shares	(16.9)	(577.0)
Payments of finance lease liabilities	(1.2)	(1.8)
Net cash used by financing activities	(33.5)	(593.5)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	11.6
Increase (decrease) in cash and cash equivalents	264.4	(499.2)
Cash and cash equivalents at beginning of period	701.5	748.0
Cash and cash equivalents at end of period	$965.9	$248.8

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

PVH Corp.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Unaudited
(In millions, except share and per share data)

	Twenty-Six Weeks Ended August 2, 2026
		Common Stock		Additional Paid-In Capital- Common Stock		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 1, 2026	$—	89,593,986	$89.6	$3,464.0	$6,015.0	$(688.8)	$(4,087.5)	$4,792.3
Net income					88.0			88.0
Foreign currency translation adjustments						(13.3)		(13.3)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $6.0						17.5		17.5
Net gain on net investment hedges, net of tax expense of $5.4						16.6		16.6
Comprehensive income								108.8
Settlement of awards under stock plans		443,422	0.4	(0.4)				—
Stock-based compensation expense				12.0				12.0
Dividends declared ($0.075 per common share)					(3.5)			(3.5)
Acquisition of 173,683 treasury shares							(14.9)	(14.9)
May 3, 2026	$—	90,037,408	$90.0	$3,475.6	$6,099.5	$(668.0)	$(4,102.4)	$4,894.7
Net loss					(102.9)			(102.9)
Foreign currency translation adjustments						(49.4)		(49.4)
Net unrealized and realized gain related to effective cash flow hedges, net of tax expense of $6.1						17.3		17.3
Net gain on net investment hedges, net of tax expense of $6.9						21.2		21.2
Comprehensive loss								(113.8)
Settlement of awards under stock plans		79,005	0.1	(0.1)				—
Stock-based compensation expense				13.1				13.1
Acquisition of 22,472 treasury shares							(2.0)	(2.0)
August 2, 2026	$—	90,116,413	$90.1	$3,488.6	$5,996.6	$(678.9)	$(4,104.4)	$4,792.0

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

The results of operations for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. Furthermore, the data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the consolidated operating results for the unaudited periods.

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as tariffs and the Middle East conflict (both discussed further below), elevated interest rates and the risk of recession, continue to create a complex and challenging retail environment globally. Macroeconomic factors are having, and are expected to continue to have, a negative impact on consumer demand for apparel and related products globally.

The conflict in the Middle East, which began in March 2026, has resulted in disruption and instability in global supply chains, increased fuel and oil costs, foreign currency volatility (particularly in the euro), and continued volatility and uncertainty in global markets. These and other factors have had, and are expected to continue to have, broader macroeconomic implications that could have a significant impact on the Company’s business, including a decline in consumer spending and inventory availability. The Company has been experiencing an impact to wholesale demand in the direct Middle East region (which excludes Turkey). The Company has also been seeing a broader impact from the conflict on consumer purchasing behavior in Turkey and the greater European region, which are significant markets for the Company, including the effect of increased fuel prices, which has been causing, and may continue to cause, a decline in consumer traffic to stores and a more promotional environment. The length, scope and intensity of the conflict remain uncertain.

Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the United States primarily under the International Emergency Economic Powers Act (“IEEPA”), with incremental tariffs on products imported from most countries and economic unions. In February 2026, the U.S. Supreme Court ruled that the IEEPA tariffs imposed were unconstitutional. In response to that decision, an executive order was issued imposing tariffs pursuant to

Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026, which subsequently expired on July 24, 2026. These tariffs are being challenged in court. On July 23, 2026, the Office of the U.S. Trade Representative took action under Section 301 of the Trade Act of 1974 and imposed new tariff rates ranging from 10% to 12.5% on most imports from certain countries. Additional investigations are being conducted under Section 301 and are expected to result in additional tariffs on goods imported into the United States by the Company.

In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to refund IEEPA tariffs that were previously collected, including applicable interest. CBP launched a tariff refund program in April 2026 to facilitate the refunds, and the Company submitted claims for IEEPA tariffs that it had previously paid. The Company elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid tariffs under which a gain would not be recognized until realized or realizable. During the second quarter of 2026, the Company received the cash refunds related to previously paid tariffs for all claims that it had submitted under the tariff refund program and recognized a benefit of $106.7 million in cost of goods sold.

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

There also is significant uncertainty with respect to the conflict in the Middle East and its impacts on the broader global macroeconomic environment, as well as the impacts of inflation and other macroeconomic factors, and foreign currency volatility. If economic conditions were to worsen due to any of these factors, the Company’s results of operations, financial condition and cash flows from operations may be materially and adversely impacted.

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
Performance Obligations Under License Agreements
As of August 2, 2026, the contractual minimum fees on the portion of all license agreements not yet satisfied totaled $1.2 billion, of which the Company expects to recognize $124.7 million as revenue during the remainder of 2026, $231.3 million in 2027 and $814.4 million thereafter. The Company has elected not to disclose the remaining performance obligations for license agreements that have an original expected term of one year or less and expected sales-based percentage fees for the portion of all license agreements not yet satisfied.
Deferred Revenue
Changes in deferred revenue, which primarily relate to customer loyalty programs, gift cards and license agreements for the twenty-six weeks ended August 2, 2026 and August 3, 2025 were as follows:

	Twenty-Six Weeks Ended
(In millions)	8/2/26	8/3/25
Deferred revenue balance at beginning of period	$49.0	$55.3
Net additions to deferred revenue during the period	44.7	41.6
Reductions in deferred revenue for revenue recognized during the period (1)	(41.0)	(46.1)
Deferred revenue balance at end of period	$52.7	$50.8

(1) Represents the amount of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period and does not contemplate revenue recognized from amounts deferred during the period. The amounts include $4.6 million and $7.0 million of revenue recognized during the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively.

The Company also had long-term deferred revenue liabilities included in other liabilities in its Consolidated Balance Sheets of $3.9 million, $4.7 million and $5.5 million as of August 2, 2026, February 1, 2026 and August 3, 2025, respectively.

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

4. ASSETS HELD FOR SALE

In line with the fifth growth driver of the PVH+ Plan, the Company’s multiyear strategic plan, the Company committed to a plan to sell its owned warehouse and distribution center located in Jonesville, NC. The Company concluded during the first quarter of 2025 that the criteria had been met to classify the building and related assets as held for sale and ceased recording depreciation at that time. The carrying value of $16.7 million, which was determined to be lower than its fair value, less costs to sell, was reclassified from property, plant and equipment, net to assets held for sale in the Company’s Consolidated Balance Sheet during the first quarter of 2025. During the fourth quarter of 2025, the Company made the determination to redeploy certain equipment from the Jonesville warehouse and distribution center that was originally classified as held for sale for use in other Company warehouses and distribution centers and as a result, reduced the assets held for sale to a carrying value of $12.3 million. There were no further adjustments to the carrying value of the assets held for sale.

The Company completed the sale of the building and related assets on May 11, 2026 for net proceeds of $37.7 million and recorded a pre-tax gain of $25.4 million during the second quarter of 2026, which represented the excess of the net proceeds over the carrying value of the assets on the date of the sale. The gain was recorded in other gain in the Company’s Consolidated Statement of Operations and included in restructuring and other items for segment data reporting purposes.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the twenty-six weeks ended August 2, 2026, by segment (please see Note 16, “Segment Data,” for further discussion of the Company’s reportable segments and segment definitions), were as follows:

(In millions)	EMEA	Americas	APAC	Licensing	Total
Goodwill, net as of February 1, 2026	$1,607.4	$—	$—	$414.5	$2,021.9
Impairment	(439.0)	—	—	—	(439.0)
Currency translation	(34.5)	—	—	(0.5)	(35.0)
Goodwill, net as of August 2, 2026	$1,133.9	$—	$—	$414.0	$1,547.9

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

2026 Interim Goodwill Impairment Test

The estimated negative prolonged effects from the conflict in the Middle East and its broader macroeconomic pressures on the EMEA business resulted in a change to the Company’s 2026 outlook during the second quarter of 2026, which the Company reflected in its revised full year guidance in its June 2026 earnings press release. As a result, the Company determined there was a triggering event that required the Company to perform a quantitative interim goodwill impairment test for the EMEA reporting unit during the second quarter of 2026. As a result of this interim impairment test, the Company recorded a $439.0 million noncash impairment charge to partially impair the goodwill balance in the EMEA reporting unit, which was included in goodwill and other intangible asset impairments in the Company’s Consolidated Statement of Operations and included in restructuring and other items for segment data reporting purposes.

The remaining carrying amount of goodwill allocated to the EMEA reporting unit, after impairment, as of the date of the test was $1,133.9 million. Holding all other assumptions constant, a 100 basis point change in the annual revenue growth rate assumption for this business would have resulted in a change to the estimated fair value of the reporting unit of approximately $106 million. Likewise, a 100 basis point change in the weighted average cost of capital would have resulted in a change to the estimated fair value of the reporting unit of approximately $286 million. While the EMEA reporting unit was not determined to be fully impaired, it may be at risk of further impairment in the future if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

The fair value of the reporting unit was determined using an income approach. The Company’s income approach was based on discounted projected future (debt-free) cash flows for the reporting unit. The discount rate applied to these cash flows was based on the weighted average cost of capital for the reporting unit, which takes market participant assumptions into consideration, inclusive of a risk premium for the reporting unit to account for the additional risk and uncertainty perceived by market participants related to the reporting unit’s cash flows due to macroeconomic and geopolitical factors.

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

The fair value of each reporting unit was determined using an income approach. See above section entitled “2026 Interim Goodwill Impairment Test” for a description of the Company’s income approach.

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

Additional Considerations

Other than the triggering event and related goodwill impairment charge for the Company’s EMEA reporting unit, there have been no significant events or changes in circumstances during the twenty-six weeks ended August 2, 2026 that would indicate that it is more likely than not that the remaining carrying amount of the Company’s goodwill and indefinite-lived intangible assets may be impaired as of August 2, 2026. If different assumptions for the Company’s goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There continues to be significant uncertainty with respect to the conflict in the Middle East, global trade policies (including tariffs) and the related impacts of each on the broader global macroeconomic environment, as well as the impact of inflation and other macroeconomic factors, and foreign currency volatility. If economic conditions or market factors utilized in the impairment analyses deteriorate or otherwise vary from the assumptions used in the tests (including those resulting in changes in the weighted average cost of capital), industry conditions deteriorate, or business conditions or strategies for a specific reporting unit change from current assumptions, the Company’s businesses do not perform as projected, or there is an extended period of a significant decline in its stock price, the Company could incur additional goodwill and other indefinite-lived intangible asset impairment charges in the future.

6. RETIREMENT AND BENEFIT PLANS

The Company has two noncontributory qualified defined benefit pension plans covering substantially all employees resident in the United States hired prior to January 1, 2022, who met certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation, subject to the plan freeze as discussed below, and years of credited service. The plans also provide participants with the option to receive their benefits in the form of lump sum payments. Vesting in benefits generally occurs after five years of service. The Company refers to these two plans as its “Pension Plans.”

The Company also has three noncontributory unfunded non-qualified supplemental defined benefit pension plans, one of which is a supplemental pension plan for certain employees resident in the United States hired prior to January 1, 2022, who met certain age and service requirements that provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon or after employment termination or retirement, according to their distribution election, and two other plans for select former senior management. The Company refers to these three plans as its “SERP Plans.”

In the fourth quarter of 2023, the Company’s Board of Directors approved changes to its Pension Plans and its supplemental pension plan to freeze the pensionable compensation and credited service amounts used to calculate participants’ benefits which became effective June 30, 2024, except for employees near retirement age that met a specified service requirement, who continued to accrue benefits under the Pension Plans and supplemental pension plan, as applicable, through June 30, 2026 (two years after the effective date of the freeze). The pensionable compensation and credited service amounts are now frozen for all participants.

The components of net benefit cost recognized were as follows:

	Pension Plans		Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/2/26	8/3/25	8/2/26	8/3/25

Service cost	$0.5	$0.9	$1.3	$2.1
Interest cost	5.9	6.4	12.0	13.1
Expected return on plan assets	(5.7)	(6.1)	(11.5)	(12.3)
Total	$0.7	$1.2	$1.8	$2.9

	SERP Plans		SERP Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/2/26	8/3/25	8/2/26	8/3/25

Service cost	$0.0	$0.0	$0.1	$0.2
Interest cost	0.4	0.6	0.9	1.1
Total	$0.4	$0.6	$1.0	$1.3

The Company also provides certain other postretirement benefits to certain retirees resident in the United States under two plans. Retirees contribute to the cost of the applicable plan, which are unfunded and frozen. The Company refers to these two plans as its “Postretirement Plans.” Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025.

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

7. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2026 Senior Unsecured Credit Facilities.” The Company had no revolving borrowings outstanding under these facilities as of August 2, 2026.

Additionally, the Company has the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowing capacity of up to $234.5 million based on exchange rates in effect on August 2, 2026 and are utilized primarily to fund working capital needs. The Company had no borrowings outstanding under these facilities as of August 2, 2026.

Commercial Paper

The Company has the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. Borrowings under the commercial paper note program, when taken together with the revolving borrowings outstanding under the multicurrency revolving credit facility included in the 2026 facilities (as defined below), cannot exceed $1,500.0 million. The Company had no borrowings outstanding under the commercial paper note program as of August 2, 2026.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	8/2/26	2/1/26	8/3/25

Senior unsecured Term Loan A facility due 2031 (1)	$460.5	$—	$—
Senior unsecured Term Loan A facility due 2027 (1)	—	482.4	477.9
3 1/8% senior unsecured euro notes due 2027 (1)	690.2	709.1	692.8
4 1/8% senior unsecured euro notes due 2029 (1)	601.9	618.2	603.9
5 1/2% senior unsecured notes due 2030	495.4	494.8	494.2
Total	2,248.0	2,304.5	2,268.8
Less: Current portion of long-term debt	11.5	13.1	12.8
Long-term debt	$2,236.5	$2,291.4	$2,256.0

(1) The carrying amount of the euro-denominated Term Loan A facilities and the senior unsecured euro notes includes the impact of changes in the exchange rate of the United States dollar against the euro.

Please see Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of August 2, 2026, February 1, 2026 and August 3, 2025.

The Company’s mandatory long-term debt repayments for the remainder of 2026 through 2031 were as follows as of August 2, 2026:

(In millions)
Fiscal Year	Amount (1)
Remainder of 2026	$5.8
2027	703.1
2028	11.5
2029	616.7
2030	511.5
2031	409.2

(1) A portion of the Company’s mandatory long-term debt repayments is denominated in euros and subject to changes in the exchange rate of the United States dollar against the euro.

Total debt repayments for the remainder of 2026 through 2031 exceed the total carrying amount of the Company’s debt as of August 2, 2026 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of August 2, 2026, approximately 80% of the Company’s long-term debt had fixed interest rates, with the remainder at variable interest rates.

2026 Senior Unsecured Credit Facilities

On June 24, 2026, (the “Closing Date”), the Company entered into new senior unsecured credit facilities (the “2026 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2022 facilities (as defined below), as well as the related debt issuance costs.

The 2026 facilities consist of (a) a €400.0 million euro-denominated Term Loan A facility (the “Euro TLA facility”) and (b) a $1,500.0 million United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in United States dollars, euros and other agreed foreign currencies. The 2026 facilities are due on June 24, 2031.

The multicurrency revolving credit facility also includes amounts available for letters of credit and has a portion available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan, as customary, reduces the amount available under the multicurrency revolving credit facility.

The terms of the Euro TLA facility require the Company to make quarterly repayments of amounts outstanding, commencing with the calendar quarter ending September 30, 2026. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2026 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by the Company would reduce the future required repayment amounts.

In connection with the refinancing in 2026 of the 2022 facilities, the Company paid debt issuance costs of $3.3 million (of which $0.4 million was expensed as debt modification costs and $2.9 million is being amortized over the term of the 2026 facilities) and recorded debt extinguishment costs of $0.8 million to write off previously capitalized debt issuance costs.

The Company made no payments on its term loan under the 2026 facilities during the twenty-six weeks ended August 2, 2026.

The United States dollar-denominated borrowings under the 2026 facilities bear interest at a rate per annum equal to, at the Company’s option, either a base rate or a term secured overnight financing rate (“SOFR”), calculated in a manner set forth in the 2026 facilities, plus an applicable margin.

The euro-denominated borrowings under the Euro TLA facility and multicurrency revolving credit facility bear interest at a rate per annum equal to a euro interbank offered rate (“EURIBOR”) and the euro-denominated swing line borrowings under the 2026 facilities bear interest at a rate per annum equal to a euro short-term rate (“ESTR”), calculated in a manner set forth in the 2026 facilities, plus in each case an applicable margin.

The borrowings denominated in other foreign currencies under the 2026 facilities bear interest at various indexed rates specified in the 2026 facilities and are calculated in a manner set forth in the 2026 facilities, plus an applicable margin.

The applicable margin with respect to the Euro TLA Facility as of August 2, 2026 was 1.125%. The applicable margin with respect to the multicurrency revolving credit facility as of August 2, 2026 was 0.0% for loans bearing interest at the base rate or Canadian prime rate and 1.0% for loans bearing interest at the SOFR, EURIBOR, ESTR or any other rate specified in the 2026 facilities. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending on August 1, 2027, the applicable margin for borrowings under the Euro TLA facility and each revolving credit facility will be subject to adjustment based upon (i) the Company’s net leverage ratio or (ii) after the date of delivery of notice of a change in the Company’s public debt rating by Standard & Poor’s or Moody’s.

The 2026 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and a change in control (as defined in the 2026 facilities).

The 2026 facilities require the Company to comply with customary affirmative and negative covenants, as well as to maintain a maximum net leverage ratio, calculated in a manner set forth in the terms of the 2026 facilities. A breach of any of these operating or financial covenants would result in a default under the 2026 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of the Company’s other debt.

2022 Senior Unsecured Credit Facilities

On December 9, 2022, the Company entered into senior unsecured credit facilities (the “2022 facilities”). The Company replaced the 2022 facilities with the 2026 facilities. The 2022 facilities consisted of (a) a €440.6 million euro-denominated Term Loan A facility, of which €404.8 million was outstanding as of the date it was replaced, (b) a $1,150.0 million United States dollar-denominated multicurrency revolving credit facility, available in (i) United States dollars, (ii) Australian dollars (limited to A$50.0 million), (iii) Canadian dollars (limited to C$70.0 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250.0 million), and (c) a $50.0 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars.

The Company made payments totaling $463.9 million on its term loan under the 2022 facilities during 2026, which included a $3.2 million mandatory payment and the $460.7 million repayment of the 2022 facilities in connection with the refinancing of the senior credit facilities. The Company made payments totaling $6.2 million on its term loan under the 2022 facilities during the twenty-six weeks ended August 3, 2025.

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

4 1/8% Euro Senior Notes Due 2029

The Company has outstanding €525.0 million principal amount of 4 1/8% senior notes due July 16, 2029. The Company may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, in advance of maturity, the Company may redeem the remaining outstanding notes beginning on April 16, 2029, or at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

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

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of August 2, 2026, the Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements.

The Company also has standby letters of credit and bank guarantees primarily to collateralize the Company’s insurance and lease obligations. The Company had $100.2 million of these standby letters of credit and bank guarantees outstanding as of August 2, 2026.

Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for further discussion of the Company’s debt.

8. INCOME TAXES

The effective income tax rates for the thirteen weeks ended August 2, 2026 and August 3, 2025 were 49.2% and (101.6)%, respectively. The effective income tax rate for the thirteen weeks ended August 2, 2026 reflected a $(99.7) million income tax benefit recorded on $(202.6) million of pre-tax losses. The effective income tax rate for the thirteen weeks ended August 3, 2025 reflected a $(113.0) million income tax benefit recorded on $111.2 million of pre-tax income.

The effective income tax rates for the twenty-six weeks ended August 2, 2026 and August 3, 2025 were 84.2% and 175.3%, respectively. The effective income tax rate for the twenty-six weeks ended August 2, 2026 reflected a $(79.2) million income tax benefit recorded on $(94.1) million of pre-tax losses. The effective income tax rate for the twenty-six weeks ended August 3, 2025 reflected a $(417.8) million income tax benefit recorded on $(238.4) million of pre-tax losses.

The changes in the effective income tax rates for the thirteen and twenty-six weeks ended August 2, 2026 as compared to the respective prior year periods were primarily due to the impact of (i) the $439.0 million pre-tax noncash goodwill impairment charge recorded during the second quarter of 2026, which was non-deductible for tax purposes and factored into the Company’s 2026 annualized effective income tax rate, and resulted in an increase to the Company’s effective income tax rates for the thirteen and twenty-six weeks ended August 2, 2026 of 26.9% and 63.0%, respectively and (ii) the $479.5 million pre-tax noncash goodwill and other intangible asset impairment charges recorded during the first quarter of 2025, which were non-deductible for tax purposes and factored into the Company’s 2025 annualized effective income tax rate, and resulted in a change to the Company’s effective income tax rates for the thirteen and twenty-six weeks ended August 3, 2025 of (122.9)% and 156.4%, respectively.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. During the period in which the foreign currency borrowings are designated as net investment hedges, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as net investment hedges were $1,301.6 million and $1,292.1 million, respectively, as of August 2, 2026, $1,357.8 million and $1,327.3 million, respectively, as of February 1, 2026 and $1,324.9 million and $1,296.7 million, respectively, as of August 3, 2025. The Company evaluates the effectiveness of its non-derivative instrument net investment hedges at inception and each quarter thereafter. No amounts were excluded from effectiveness testing.

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

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets						Liabilities
	8/2/26		2/1/26		8/3/25		8/2/26		2/1/26		8/3/25
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities	Accrued Expenses	Other Liabilities
Contracts designated as cash flow and net investment hedges:
Foreign currency forward contracts (inventory purchases)	$18.9	$0.1	$1.5	$0.1	$1.5	$0.1	$3.8	$0.4	$22.0	$0.6	$40.1	$0.6
Cross-currency swap contracts (net investment hedges)	7.5	—	7.4	—	7.5	—	—	30.6	—	44.0	—	31.3
Undesignated contracts:
Foreign currency forward contracts	0.9	—	0.2	—	1.6	—	1.9	—	9.1	—	3.9	—
Total	$27.3	$0.1	$9.1	$0.1	$10.6	$0.1	$5.7	$31.0	$31.1	$44.6	$44.0	$31.9

The notional amount outstanding of foreign currency forward contracts was $1,336.3 million at August 2, 2026. Such contracts expire principally between August 2026 and September 2027.

The following tables summarize the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income
(In millions)

Thirteen Weeks Ended	8/2/26	8/3/25
Foreign currency forward contracts (inventory purchases)	$16.5	$(11.0)
Foreign currency borrowings (net investment hedges)	21.6	(32.4)
Cross-currency swap contracts (net investment hedges)	8.5	(8.0)
Total	$46.6	$(51.4)

Twenty-Six Weeks Ended	8/2/26	8/3/25
Foreign currency forward contracts (inventory purchases)	$26.7	$(61.1)
Foreign currency borrowings (net investment hedges)	36.2	(137.0)
Cross-currency swap contracts (net investment hedges)	18.0	(48.6)
Total	$80.9	$(246.7)

	Amount of (Loss) Gain Reclassified from AOCL into Income, Consolidated Statements of Operations Location, and Total Amount of Consolidated Statements of Operations Line Item
(In millions)	Amount Reclassified		Location	Total Statements of Operations Amount
Thirteen Weeks Ended	8/2/26	8/3/25		8/2/26	8/3/25
Foreign currency forward contracts (inventory purchases)	$(6.9)	$14.7	Cost of goods sold	$775.2	$916.4
Cross-currency swap contracts (net investment hedges)	2.0	1.8	Interest expense	22.3	25.8
Total	$(4.9)	$16.5

Twenty-Six Weeks Ended	8/2/26	8/3/25		8/2/26	8/3/25
Foreign currency forward contracts (inventory purchases)	$(20.2)	$14.4	Cost of goods sold	$1,614.1	$1,738.3
Cross-currency swap contracts (net investment hedges)	4.1	3.6	Interest expense	45.0	48.2
Total	$(16.1)	$18.0

A net gain in AOCL on foreign currency forward contracts at August 2, 2026 of $11.1 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Statement of Operations to cost of goods sold as the underlying inventory hedged by such forward contracts is sold. Amounts recognized in AOCL for foreign currency borrowings and the effective portion of the Company’s net investment hedges would be recognized in earnings only upon the sale or substantially complete liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Statements of Operations:

(In millions)	Gain (Loss) Recognized in SG&A Expenses
Thirteen Weeks Ended	8/2/26	8/3/25
Foreign currency forward contracts (1)	$4.7	$(6.2)

Twenty-Six Weeks Ended	8/2/26	8/3/25
Foreign currency forward contracts (1)	$6.6	$(26.2)

(1) Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying balances.

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of August 2, 2026.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	8/2/26				2/1/26				8/3/25
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	N/A	$19.9	N/A	$19.9	N/A	$1.8	N/A	$1.8	N/A	$3.2	N/A	$3.2
Cross-currency swap contracts (net investment hedges)	N/A	7.5	N/A	7.5	N/A	7.4	N/A	7.4	N/A	7.5	N/A	7.5
Rabbi trust assets	$25.5	N/A	N/A	25.5	$21.6	N/A	N/A	21.6	$19.1	N/A	N/A	19.1
Total Assets	$25.5	$27.4	N/A	$52.9	$21.6	$9.2	N/A	$30.8	$19.1	$10.7	N/A	$29.8

Liabilities:
Foreign currency forward contracts	N/A	$6.1	N/A	$6.1	N/A	$31.7	N/A	$31.7	N/A	$44.6	N/A	$44.6
Cross-currency swap contracts (net investment hedges)	N/A	30.6	N/A	30.6	N/A	44.0	N/A	44.0	N/A	31.3	N/A	31.3
Total Liabilities	N/A	$36.7	N/A	$36.7	N/A	$75.7	N/A	$75.7	N/A	$75.9	N/A	$75.9

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

	8/2/26		2/1/26		8/3/25
(In millions)	Other Current Assets	Other Assets	Other Current Assets	Other Assets	Other Current Assets	Other Assets
Rabbi trust assets	$2.6	$22.9	$2.3	$19.3	$1.0	$18.1

The corresponding deferred compensation liability is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Unrealized gains (losses) recognized on the rabbi trust investments were immaterial during the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025.

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

The Company recorded $439.0 million and $426.0 million of goodwill impairment charges during the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively. Please see Note 5, “Goodwill and Other Intangible Assets,” for further discussion.

The following table shows the fair value of the Company’s other non-financial assets that were required to be remeasured at fair value on a non-recurring basis during the twenty-six weeks ended August 2, 2026 and August 3, 2025, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
8/2/26	Level 1	Level 2	Level 3
Property, plant and equipment, net	N/A	N/A	$—	$—	$3.5

8/3/25
Other intangible assets, net	N/A	N/A	$137.3	$137.3	$53.5

Property, plant and equipment with a carrying amount of $3.5 million was written down to a fair value of zero during the twenty-six weeks ended August 2, 2026 primarily in connection with the estimated negative prolonged effects from the conflict in the Middle East and its broader macroeconomic pressures on the financial performance of certain of the Company’s retail stores. Fair value of the Company’s property, plant and equipment was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The $3.5 million of impairment charges during the twenty-six weeks ended August 2, 2026 were included in SG&A expenses in the Company’s Consolidated Statement of Operations and recorded in the EMEA segment for segment data reporting purposes.

Other intangible assets with a carrying amount of $190.8 million were written down to a fair value of $137.3 million during the twenty-six weeks ended August 3, 2025. Please see Note 5, “Goodwill and Other Intangible Assets,” for further discussion.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	8/2/26		2/1/26		8/3/25
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$965.9	$965.9	$701.5	$701.5	$248.8	$248.8
Short-term borrowings	—	—	—	—	—	—
Long-term debt (including portion classified as current)	2,248.0	2,265.7	2,304.5	2,349.5	2,268.8	2,310.8

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

According to the terms of the Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or PSU award reduces the number available by two shares for awards made before June 22, 2023, by 1.6 shares for awards made between June 22, 2023 through June 17, 2026, and by 1.72 shares for awards made on or after June 18, 2026. On June 18, 2026, an additional 1.1 million shares were added to the Plan for shares available for grant.

Net income for the twenty-six weeks ended August 2, 2026 and August 3, 2025 included $25.1 million and $26.0 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $2.8 million and $3.2 million, respectively.

RSUs

The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ requisite service periods.

RSU activity for the twenty-six weeks ended August 2, 2026 was as follows:

	RSUs	Weighted Average Grant Date Fair Value Per RSU
	(in thousands)
Non-vested at February 1, 2026	1,276	$79.52
Granted	642	81.05
Vested	449	80.37
Forfeited	105	79.85
Non-vested at August 2, 2026	1,364	$79.93

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

The following summarizes the assumptions used to estimate the fair value of PSUs subject to market conditions that were granted during the twenty-six weeks ended August 2, 2026 and the resulting weighted average grant date fair value:

8/2/26
Weighted average risk-free interest rate	3.84%
Weighted average Company volatility	44.11%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per PSU	$125.34

For certain of the awards granted, the after-tax portion of the award is subject to a holding period of one year after the vesting date. For these awards, the grant date fair value was discounted 4.90% for the restriction of liquidity, which was calculated using the Finnerty model.

Total PSU activity for the twenty-six weeks ended August 2, 2026 was as follows:

	PSUs	Weighted Average Grant Date Fair Value Per PSU
	(in thousands)
Non-vested at February 1, 2026	334	$98.86
Granted	141	102.00
Increase due to market conditions achieved above target	1	79.49
Reduction due to performance conditions achieved below target	11	118.96
Vested	82	96.26
Forfeited	27	99.76
Non-vested at August 2, 2026	356	$99.94

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the stock options granted is expensed over the stock options’ requisite service periods. There were no stock options granted during the twenty-six weeks ended August 2, 2026.

Stock option activity for the twenty-six weeks ended August 2, 2026 was as follows:

	Stock Options	Weighted Average Exercise Price Per Stock Option
	(in thousands)
Outstanding at February 1, 2026	411	$93.27
Granted	—	—
Exercised	—	—
Forfeited / Expired	27	79.18
Outstanding at August 2, 2026	384	$94.26

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in AOCL, net of related taxes, by component for the twenty-six weeks ended August 2, 2026 and August 3, 2025:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized (loss) gain on effective cash flow hedges	Total
Balance, February 1, 2026	$(662.5)		$(26.3)	$(688.8)
Other comprehensive (loss) income before reclassifications	(21.8)	(1)(2)	19.7	(2.1)
Less: Amounts reclassified from AOCL	3.1		(15.1)	(12.0)
Other comprehensive (loss) income	(24.9)		34.8	9.9
Balance, August 2, 2026	$(687.4)		$8.5	$(678.9)

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, February 2, 2025	$(890.8)		$34.0	$(856.8)
Other comprehensive income (loss) before reclassifications	158.8	(1)(3)	(45.3)	113.5
Less: Amounts reclassified from AOCL	2.7		10.7	13.4
Other comprehensive income (loss)	156.1		(56.0)	100.1
Balance, August 3, 2025	$(734.7)		$(22.0)	$(756.7)

(1) Foreign currency translation adjustments included a net gain (loss) on net investment hedges of $40.9 million and $(139.3) million during the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.

(2) Unfavorable foreign currency translation adjustments were principally driven by a strengthening of the United States dollar against the euro.

(3) Favorable foreign currency translation adjustments were principally driven by a weakening of the United States dollar against the euro.

The following table presents reclassifications from AOCL to earnings for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Statements of Operations
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/2/26	8/3/25	8/2/26	8/3/25
Realized (loss) gain on effective cash flow hedges:
Foreign currency forward contracts (inventory purchases)	$(6.9)	$14.7	$(20.2)	$14.4	Cost of goods sold
Less: Tax effect	(1.7)	3.8	(5.1)	3.7	Income tax (benefit)
Total, net of tax	$(5.2)	$10.9	$(15.1)	$10.7

Foreign currency translation adjustments:
Cross-currency swap contracts (net investment hedges)	$2.0	$1.8	$4.1	$3.6	Interest expense
Less: Tax effect	0.5	0.4	1.0	0.9	Income tax (benefit)
Total, net of tax	$1.5	$1.4	$3.1	$2.7

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

On April 1, 2025, the Company entered into accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $500.0 million of the Company’s shares of common stock under the Company’s existing $5.0 billion stock repurchase authorization. The Company paid $500.0 million to the financial institutions and received initial deliveries of an aggregate of approximately 4.6 million shares of the Company’s common stock at a price of $76.43 per share, the closing share price of the Company’s common stock on April 1, 2025. The value of the initial shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115.0 million of short-term borrowings. During the third quarter of 2025, the ASR agreements were settled, and the Company received an aggregate of approximately 2.3 million of additional shares of the Company’s common stock. The total number of shares purchased by the Company under the ASR agreements was approximately 6.9 million shares at a price paid per share of $72.44, which was the daily volume-weighted average price of the Company’s common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The ASR agreements were accounted for as a share purchase transaction and forward stock purchase agreement indexed to the Company’s common stock.

During the twenty-six weeks ended August 3, 2025, the Company additionally purchased 0.8 million shares (all prior to the execution of the ASR agreements) of its common stock under the program in open market transactions for $60.8 million. Excise taxes of $3.9 million were excluded from the share repurchases for the twenty-six weeks ended August 3, 2025, including in respect of the initial deliveries of the shares repurchased under the ASR agreements.

The Company did not purchase any of its common stock under the program during the twenty-six weeks ended August 2, 2026. As of August 2, 2026, repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

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

In connection with this initiative, the Company recorded pre-tax net costs as shown in the following table. There have been certain actions taken and additional actions that the Company plans to take under this initiative, on a limited basis, during 2026, including the sale completed in the second quarter of 2026 of the Company’s owned warehouse and distribution center located in Jonesville, NC, as further discussed in Note 4, “Assets Held for Sale.” The impact of these remaining actions cannot be quantified at this time.

(In millions)	Costs Incurred During the Thirteen Weeks Ended 8/3/25	Costs Incurred During the Twenty-Six Weeks Ended 8/3/25	Costs Incurred During the Thirteen Weeks Ended 8/2/26	Costs Incurred During the Twenty-Six Weeks Ended 8/2/26	Cumulative Net Costs Incurred
Severance, termination benefits and other employee costs	$42.7	$55.9	$8.7	$14.4	$128.0
Accelerated depreciation (1)	2.3	2.3	1.2	2.4	9.0
Long-lived asset impairments and disposals (1)	—	—	—	—	6.4
Gains on sales of warehouse and distribution centers (2) (3)	—	—	(25.4)	(25.4)	(34.9)
Total	$45.0	$58.2	$(15.5)	$(8.6)	$108.5

(1) The Company recorded accelerated depreciation expense and long-lived asset impairments and disposals, which were primarily related to legacy technology assets that will be or have been decommissioned as the Company moves to a single global technology stack.

(2) The Company sold a warehouse and distribution center during the second quarter of 2026, resulting in a pre-tax gain of $25.4 million that was recorded during the second quarter of 2026. Such amount represents the consideration received, less costs to sell. Please see Note 4, “Assets Held for Sale,” for further discussion.

(3) The Company sold a warehouse and distribution center during the third quarter of 2024, resulting in a pre-tax gain of $9.5 million that was recorded during the third quarter of 2024. Such amount represents the consideration received, less costs to sell. The warehouse and distribution center assets had no remaining carrying value at the time of the sale.

The severance, termination benefits and other employee costs, accelerated depreciation expense and long-lived asset impairments and disposals were recorded in SG&A expenses and the gains on the sales of warehouse and distribution centers were included in other gain in the Company’s Consolidated Statements of Operations for the respective periods. These pre-tax net costs are included in restructuring and other items for segment data reporting purposes.

The liabilities related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/1/26	Costs Incurred During the Twenty-Six Weeks Ended 8/2/26	Costs Paid During the Twenty-Six Weeks Ended 8/2/26	Liability at 8/2/26
Severance, termination benefits and other employee costs	$30.4	$14.4	$25.5	$19.3

15. NET (LOSS) INCOME PER COMMON SHARE

The Company computed its basic and diluted net (loss) income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions, except per share data)	8/2/26	8/3/25	8/2/26	8/3/25

Net (loss) income	$(102.9)	$224.2	$(14.9)	$179.4

Weighted average common shares outstanding for basic net (loss) income per common share	46.1	48.1	46.0	49.6
Weighted average impact of dilutive securities	—	0.4	—	0.4
Total shares for diluted net (loss) income per common share	46.1	48.5	46.0	50.0

Basic net (loss) income per common share	$(2.23)	$4.66	$(0.32)	$3.62

Diluted net (loss) income per common share	$(2.23)	$4.63	$(0.32)	$3.59

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/2/26	8/3/25	8/2/26	8/3/25

Weighted average potentially dilutive securities	2.0	0.8	2.0	1.0

Diluted net loss per common share for the thirteen and twenty-six weeks ended August 2, 2026 excluded all potentially dilutive securities because there was a net loss for each of the periods and, as such, the inclusion of these securities would have been anti-dilutive.

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per common share for that period. The Company had contingently issuable PSU awards outstanding that did not meet the performance conditions as of August 3, 2025 and, therefore, were excluded from the calculation of diluted net (loss) income per common share for the thirteen and twenty-six weeks ended August 3, 2025. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.5 million and 0.4 million as of August 2, 2026 and August 3, 2025, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

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

Segment Data

The Company’s revenue, significant expenses, and income before interest and taxes by segment, which include the impact of changes in foreign currency exchanges rates, were as follows:

	Thirteen Weeks Ended
	8/2/2026
(In millions)	EMEA	Americas		APAC	Licensing	Total
Revenue	$986.3	$680.1		$343.7	$86.9	$2,097.0
Cost of goods sold (1)	(421.1)	(259.9)	(7)	(94.2)	—	(775.2)	(7)
Marketing expenses (excluding an additional $48.1 included in Corporate and other) (1)	(33.7)	(23.1)		(21.2)	—	(78.0)	(2)
Other segment items (3)	(372.5)	(202.1)		(180.7)	(13.3)	(768.6)
Segment income before interest and taxes	$159.0	$195.0		$47.6	$73.6	$475.2
Corporate and other (including $48.1 of marketing expenses) (4)						(242.6)	(2)
Restructuring and other items (5)						(423.5)
Loss before interest and taxes						$(190.9)

	Thirteen Weeks Ended
	8/3/2025
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$1,048.5	$684.0	$335.2	$99.5	$2,167.2
Cost of goods sold (1)	(445.3)	(378.2)	(92.9)	—	(916.4)
Marketing expenses (excluding an additional $42.3 included in Corporate and other) (1)	(31.2)	(22.1)	(17.0)	—	(70.3)	(2)
Other segment items (3)	(393.5)	(210.2)	(174.0)	(14.7)	(792.4)
Segment income before interest and taxes	$178.5	$73.5	$51.3	$84.8	$388.1
Corporate and other (including $42.3 of marketing expenses) (4)					(209.9)	(2)
Restructuring and other items (6)					(45.0)
Income before interest and taxes					$133.2
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    In addition to the marketing expenses incurred by the Company’s reportable segments, there was $48.1 million and $42.3 million of global brand marketing expense, including marketing expenses benefiting the Company’s licensees, recorded in Corporate and other for the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively. Total marketing expenses incurred by the Company for the thirteen weeks ended August 2, 2026 and August 3, 2025 were $126.1 million and $112.6 million, respectively.

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

(5)     Restructuring and other items for the thirteen weeks ended August 2, 2026 included (i) a noncash goodwill impairment charge of $439.0 million discussed further in Note 5, “Goodwill and Other Intangible Assets” and (ii) a net gain of $15.5 million related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs,” consisting principally of a gain in connection with the sale of an owned warehouse and distribution center and severance.

(6)     Restructuring and other items for the thirteen weeks ended August 3, 2025 related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs,” consisting principally of severance.

(7)     Cost of goods sold for the thirteen weeks ended August 2, 2026 included a benefit of $106.7 million related to tariff refunds received during the second quarter of 2026 which was included in the Americas segment.

	Twenty-Six Weeks Ended
	8/2/2026
(In millions)	EMEA	Americas		APAC	Licensing	Total
Revenue	$1,932.4	$1,283.0		$730.7	$176.0	$4,122.1
Cost of goods sold (1)	(817.3)	(597.0)	(7)	(199.8)	—	(1,614.1)	(7)
Marketing expenses (excluding an additional $91.1 included in Corporate and other) (1)	(69.2)	(44.3)		(36.5)	—	(150.0)	(2)
Other segment items (3)	(734.5)	(395.8)		(357.4)	(27.5)	(1,515.2)
Segment income before interest and taxes	$311.4	$245.9		$137.0	$148.5	$842.8
Corporate and other (including $91.1 of marketing expenses) (4)						(479.0)	(2)
Restructuring and other items (5)						(430.4)
Loss before interest and taxes						$(66.6)

	Twenty-Six Weeks Ended
	8/3/2025
(In millions)	EMEA	Americas	APAC	Licensing	Total
Revenue	$1,976.2	$1,292.4	$686.9	$195.3	$4,150.8
Cost of goods sold (1)	(836.8)	(707.0)	(194.5)	—	(1,738.3)
Marketing expenses (excluding an additional $80.1 included in Corporate and other) (1)	(59.5)	(45.5)	(26.4)	—	(131.4)	(2)
Other segment items (3)	(752.0)	(405.6)	(335.7)	(29.8)	(1,523.1)
Segment income before interest and taxes	$327.9	$134.3	$130.3	$165.5	$758.0
Corporate and other (including $80.1 of marketing expenses) (4)					(419.3)	(2)
Restructuring and other items (6)					(537.7)
Loss before interest and taxes					$(199.0)
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)    In addition to the marketing expenses incurred by the Company’s reportable segments, there was $91.1 million and $80.1 million of global brand marketing expense, including marketing expenses benefiting the Company’s licensees, recorded in Corporate and other for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively. Total marketing expenses incurred by the Company for the twenty-six weeks ended August 2, 2026 and August 3, 2025 were $241.1 million and $211.5 million, respectively.

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

(5)     Restructuring and other items for the twenty-six weeks ended August 2, 2026 included (i) a noncash goodwill impairment charge of $439.0 million discussed further in Note 5, “Goodwill and Other Intangible Assets” and (ii) a net gain of $8.6 million related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs,” consisting principally of a gain in connection with the sale of an owned warehouse and distribution center and severance.

(6)     Restructuring and other items for the twenty-six weeks ended August 3, 2025 included (i) noncash goodwill and other intangible asset impairment charges of $479.5 million discussed further in Note 5, “Goodwill and Other Intangible Assets” and (ii) costs of $58.2 million incurred related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs,” consisting principally of severance.

(7)     Cost of goods sold for the twenty-six weeks ended August 2, 2026 included a benefit of $106.7 million related to tariff refunds received during the second quarter of 2026 which was included in the Americas segment.

Additional reportable segment information for the Company is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/2/26	8/3/25	8/2/26	8/3/25
Depreciation and Amortization
EMEA	$23.8	$31.9	$52.6	$62.9
Americas	9.4	9.2	18.9	18.9
APAC	10.3	10.5	20.3	20.9
Corporate and other	12.6	14.8	25.7	31.4
Restructuring and other items (1)	1.2	2.3	2.4	2.3
Total	$57.3	$68.7	$119.9	$136.4
(1)    Restructuring and other items included accelerated depreciation related to the Growth Driver 5 Actions described in Note 14, “Exit Activity Costs.”

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/2/26	8/3/25	8/2/26	8/3/25
Equity in net income of unconsolidated affiliates
Americas	$11.9	$10.1	$23.0	$18.5
APAC	2.1	2.1	4.3	4.2
Total	$14.0	$12.2	$27.3	$22.7

(In millions)	8/2/26	2/1/26	8/3/25
Inventories, net (1)
EMEA	$897.1	$826.4	$936.5
Americas	572.9	492.7	574.0
APAC	268.2	264.4	280.5
Total inventories, net	$1,738.2	$1,583.5	$1,791.0
All other assets	9,678.5	10,097.5	9,836.6
Total assets	$11,416.7	$11,681.0	$11,627.6
(1)Inventories, net includes the impact of changes in foreign currency exchange rates.
Intersegment transactions, which primarily consist of transfers of inventory, were not material.

Revenue by Brand

The Company’s revenue by brand was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/2/26	(1)	8/3/25	(1)	8/2/26	(1)	8/3/25	(1)
Tommy Hilfiger	$1,131.8		$1,135.9		$2,209.1		$2,184.0
Calvin Klein	913.3		980.0		1,808.5		1,866.1
Heritage Brands	51.9		51.3		104.5		100.7
Total	$2,097.0		$2,167.2		$4,122.1		$4,150.8
(1)    Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business.

Revenue by Distribution Channel

The Company’s revenue by distribution channel was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/2/26	(1)	8/3/25	(1)	8/2/26	(1)	8/3/25	(1)
Wholesale revenue	$954.0		$1,013.1		$2,021.0		$2,084.4

Owned and operated retail stores	862.0		868.0		1,560.9		1,531.0
Owned and operated digital commerce sites	194.1		186.6		364.2		340.1
Retail revenue	1,056.1		1,054.6		1,925.1		1,871.1

Licensing revenue	86.9		99.5		176.0		195.3
Total	$2,097.0		$2,167.2		$4,122.1		$4,150.8
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

The Company cannot currently predict the duration or impact of any measures that may ultimately be imposed. The imposition and enforcement of measures against the Company could have a material adverse effect on its revenue and results of operations. Furthermore, if, as a result of any such measures, it is necessary for the Company to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. The Company may also incur material noncash impairment charges if it is unable to recover the carrying value of its indefinite-lived intangible assets and long-lived assets. Additionally, if the production of the Company’s products in China ceases, its business could be impacted more broadly and the Company may need or decide to shift production to other jurisdictions.

Warehouse and Distribution Expenses

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of SG&A expenses in its Consolidated Statements of Operations. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended August 2, 2026 totaled $83.8 million and $168.5 million, respectively. Warehousing and distribution expenses incurred in the thirteen and twenty-six weeks ended August 3, 2025 totaled $88.1 million and $171.5 million, respectively.

Allowance For Credit Losses

The Company is exposed to credit losses primarily through trade receivables from its customers and licensees. The Company records an allowance for credit losses as a reduction to its trade receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historical trends, the financial condition of the Company’s customers and licensees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. The allowance for credit losses on trade receivables was $21.1 million, $23.7 million and $26.9 million as of August 2, 2026, February 1, 2026 and August 3, 2025, respectively.

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

Accordingly, amounts due to suppliers that elected to participate in the SCF program are included in accounts payable in the Company’s Consolidated Balance Sheets and the corresponding payments are reflected in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Suppliers had elected to sell $407.6 million, $426.9 million and $467.4 million of the Company’s payment obligations that were outstanding as of August 2, 2026, February 1, 2026 and August 3, 2025, respectively, to financial institutions and $784.8 million and $924.7 million had been settled through the program during the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.

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

Macroeconomic Environment

Inflation and other macroeconomic pressures, such as tariffs and the Middle East conflict (both discussed further below), elevated interest rates and the risk of recession, continue to create a complex and challenging retail environment globally. Macroeconomic factors are having, and are expected to continue to have, a negative impact on consumer demand for apparel and related products globally.

The conflict in the Middle East, which began in March 2026, has resulted in disruption and instability in global supply chains, increased fuel and oil costs, foreign currency volatility (particularly in the euro), and continued volatility and uncertainty in global markets. These and other factors have had, and are expected to continue to have, broader macroeconomic implications that could have a significant impact on our business, including a decline in consumer spending and inventory availability. We have been experiencing an impact to wholesale demand in the direct Middle East region (which excludes Turkey). Approximately 1% and 7% of our revenue and income before interest and taxes (excluding goodwill and other intangible asset impairment charges), respectively, were generated in the direct Middle East region (which excludes Turkey) in 2025. We have also been seeing a broader impact from the conflict on consumer purchasing behavior in Turkey and the greater European region, which are significant markets for us, including the effect of increased fuel prices, which has been causing, and may continue to cause, a decline in consumer traffic to stores and a more promotional environment. The length, scope and intensity of the conflict remain uncertain. As a result, there continues to be significant uncertainty regarding the extent to which the conflict and its broader macroeconomic implications will impact our business, financial condition and results of operations for the remainder of 2026. Our 2026 outlook currently assumes estimated negative prolonged effects from the conflict in the Middle East and its broader macroeconomic pressures.

Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the United States primarily under the International Emergency Economic Powers Act (“IEEPA”), with incremental tariffs on products imported from most countries and economic unions. In February 2026, the U.S. Supreme Court ruled that the IEEPA tariffs imposed were unconstitutional. In response to that decision, an executive order was issued imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days effective on February 24, 2026, which subsequently expired on July 24, 2026. These tariffs are being challenged in court. On July 23, 2026, the Office of the U.S. Trade Representative took action under Section 301 of the Trade Act of 1974 and imposed new tariff rates ranging from 10% to 12.5% on most imports from certain countries. Additional investigations are being conducted under Section 301 and are expected to result in additional tariffs on goods we import into the United States.

In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to refund IEEPA tariffs that were previously collected, including applicable interest. CBP launched a tariff refund program in April 2026 to facilitate the refunds, and we submitted claims for IEEPA tariffs that we had previously paid. We elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid tariffs under which a gain would not be recognized until realized or realizable. During the second quarter of 2026, we received the cash refunds related to previously paid tariffs for all claims that we had submitted under the tariff refund program and we recognized a benefit of $107 million in cost of goods sold.

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

Our outlook continues to assume that the tariffs currently in place for goods imported into the United States will have a negative impact on our full year 2026 gross profit resulting from a full year blended tariff rate of approximately 15%, partially offset by the impact from planned mitigation actions. However, the duration, magnitude and scope of any additional tariffs are difficult to predict, along with the extent (if any) to which we will be able to offset the impact through our mitigation efforts. Our full year outlook also includes the benefit to cost of goods sold of $107 million related to the tariff refunds recorded in the second quarter of 2026 discussed above.

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

The following actions, transactions and events have impacted or will impact our results of operations and the comparability among the periods, including our full year 2026 expectations as compared to the full year 2025, as discussed below:

•We recorded a pre-tax noncash goodwill impairment charge of $439 million in the second quarter of 2026 in conjunction with an interim goodwill impairment test. The impairment was primarily due to changes in valuation assumptions associated with geopolitical and macroeconomic factors. Please see Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item I of this report for further discussion.
•We embarked on a multi-year initiative beginning in 2024 to simplify our operating model by centralizing certain processes and improving systems and automation to drive more efficient and cost-effective ways of working across the organization (the “Growth Driver 5 Actions”). The initiative has resulted in annualized cost savings of over $250 million, while continuing to make targeted investments to drive our strategic initiatives. There have been certain actions taken and additional actions that we plan to take under this initiative, on a limited basis, in 2026, including the sale completed in the second quarter of 2026 of our owned warehouse and distribution center located in Jonesville, NC. We recorded a pre-tax net gain of $9 million during the twenty-six weeks ended August 2, 2026 in connection with this initiative, including (i) a gain of $25 million on the sale of a warehouse and distribution center (recorded in other gain) and (ii) $17 million of restructuring costs consisting principally of severance (recorded in selling, general and administrative expenses). We recorded pre-tax costs of $93 million during 2025 in connection with this initiative consisting principally of severance. The impact of the remaining actions we plan to take cannot be quantified at this time. Please see Note 14, “Exit Activity Costs,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.
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

We extended in 2022 most of our licensing agreements with G-III Apparel Group, Ltd. for Calvin Klein and TOMMY HILFIGER in the United States and Canada, largely pertaining to the women’s apparel product categories sold at wholesale in North America. These agreements were given staggered expirations, with the first occurring at the end of calendar 2023, the last occurring at the end of calendar 2026 and most being expired by the end of calendar 2025. We have been directly operating and managing a significant portion of the businesses for the previously licensed product categories, and we intend to continue to directly operate or manage a significant portion of these businesses, with the remainder re-licensed to other third parties. The expiration of these licenses and the transition of previously licensed women’s product categories in house resulted in a 1% net increase to our revenue and an approximately 50 basis point decline in our gross margin in 2025. In 2026, the transition of previously licensed product categories is expected to result in a less than an additional 1% net increase to our revenue and an additional approximately 50 basis point decline in our gross margin.

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

Investigation by China’s Ministry of Commerce

In September 2024, China’s Ministry of Commerce (“MOFCOM”) announced that it had initiated an investigation into our business under the Provisions of the List of Unreliable Entities (“UEL Provisions”). In October 2024, we submitted a written response to MOFCOM and, in December 2024, we submitted a supplemental response. In January 2025, MOFCOM issued a preliminary finding that PVH Corp. had violated normal market trading principles and in February 2025, it announced its determination and placed PVH Corp. on the List of Unreliable Entities (“UEL”). We do not know if or when MOFCOM will implement any measures as a result of the listing or what they will be if any are imposed. Approximately 6% and 20% of our revenue and income before interest and taxes (excluding goodwill and other intangible asset impairment charges), respectively, were generated in China in 2025. Furthermore, if, as a result of any such measures, it is necessary for us to cease certain or all operations in China, it may result in charges related to excess inventory and difficulty collecting trade receivables, among other things. We may also incur material noncash impairment charges if we are unable to recover the carrying value of our indefinite-lived intangible assets and long-lived assets. Please see our risk factor “China’s Ministry of Commerce (“MOFCOM”) conducted an investigation into our business which resulted in PVH Corp. being placed on the List of Unreliable Entities (“UEL”) and could result in fines or restrictions on our ability to do business in China, which could have a material adverse effect on our revenue and results of operations” in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for additional information.

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

Due to the above seasonal factors, our results of operations for the thirteen and twenty-six weeks ended August 2, 2026 are not necessarily indicative of those for a full fiscal year.

Thirteen Weeks Ended August 2, 2026 Compared With Thirteen Weeks Ended August 3, 2025

The following table summarizes our consolidated statements of operations for the second quarter of 2026 compared to the prior year period:

	Thirteen Weeks Ended
	August 2,	August 3,		% / bps
(Dollars in Millions)	2026	2025	$ change	change
Revenue	$2,097	$2,167	$(70)	(3)%
Gross profit	1,322	1,251	71	6%
% of revenue	63.0%	57.7%		530 bps
Selling, general and administrative expenses	1,112	1,129	(16)	(1)%
% of revenue	53.1%	52.1%		100 bps
Goodwill and other intangible asset impairments	439	—	439	NM
Non-service related pension and postretirement (cost)	(1)	(1)	0	(33)%
Other gain	25	—	25	NM
Equity in net income of unconsolidated affiliates	14	12	2	15%
(Loss) income before interest and taxes	(191)	133	(324)	NM
% of revenue	(9.1)%	6.1%		NM
Interest expense, net	12	22	(10)	(47)%
(Loss) income before taxes	(203)	111	(314)	NM
Income tax (benefit)	(100)	(113)	13	12%
Effective tax rate	49.2%	(101.6)%		NM
Net (loss) income	$(103)	$224	$(327)	NM

NM - not meaningful

Total Revenue

Total revenue in the second quarter of 2026 was $2.097 billion compared to $2.167 billion in the second quarter of the prior year. The overall decrease in revenue was $70 million, or 3%. The impact related to foreign currency translation was immaterial.

Revenue by Segment:

•EMEA – Revenue decreased $62 million, or 6%, compared to the prior year period including the continued soft consumer demand due to the prolonged effects from the conflict in the Middle East and its broader macroeconomic impacts. The decrease in revenue was primarily driven by a decline in the wholesale business. In the direct-to-consumer business, growth in digital commerce revenue was more than offset by a decrease in stores. The impact related to foreign currency translation was immaterial.

•Americas – Revenue decreased $4 million, or 1%, compared to the prior year period. The decrease in revenue was driven by a decline in the wholesale business including (i) a decrease due to a shift in the timing of wholesale shipments, primarily in the Calvin Klein business, to the second half of this year as compared to the prior year period partially offset by (ii) an increase associated with the transition in-house of previously licensed TOMMY HILFIGER women’s product categories. Revenue in the direct-to-consumer business was up slightly compared to the prior year period, supported by growth in owned and operated digital commerce. The impact related to foreign currency translation was immaterial.

•APAC – Revenue increased $8 million, or 3%, compared to the prior year period, including a positive impact of $5 million, or 1%, related to foreign currency translation. Excluding the impact of foreign currency translation, the increase in revenue reflected growth in the direct-to-consumer business partially offset by a decrease in the wholesale business.

•Licensing – Revenue decreased $13 million, or 13%, compared to the prior year period due to the license transitions in North America partially offset by growth in the ongoing licensing business.

Revenue by Brand:

•Tommy Hilfiger – Revenue was approximately flat compared to the prior year period, which reflects an approximately 3% increase attributable to the transition in-house of previously licensed TOMMY HILFIGER women’s product categories in Americas. The impact related to foreign currency translation was immaterial.

•Calvin Klein – Revenue decreased 7% compared to the prior year period, which reflects an approximately 4% decrease attributable to the impact of wholesale shipment timing in Americas as discussed above. The impact related to foreign currency translation was immaterial.

Revenue by Channel:

•Direct-to-consumer – Revenue was approximately flat compared to the prior year period. The impact related to foreign currency translation was immaterial.
◦Owned and operated retail stores – Revenue decreased 1% compared to the prior year period. Revenue growth in APAC was more than offset by declines in EMEA and Americas. The impact related to foreign currency translation was immaterial.
◦Owned and operated digital commerce – Revenue increased 4% compared to the prior year period, including a 1% positive foreign currency impact. Excluding the impact of foreign currency translation, revenue growth in Americas and EMEA was partially offset by a decline in APAC.

•Wholesale – Revenue decreased 6% compared to the prior year period, with revenue declines in all regions. The impact related to foreign currency translation was immaterial.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, purchasing and receiving costs, inspection costs and tariffs and other import costs. Also included as cost of goods sold are the amounts recognized on foreign currency forward contracts as the underlying inventory hedged by such forward exchange contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative (“SG&A”) expenses. Revenue from licensing the use of our trademarks is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

Gross profit in the second quarter of 2026 was $1.322 billion, or 63.0% of total revenue, compared to $1.251 billion, or 57.7% of total revenue, in the second quarter of the prior year. Approximately 510 of the 530 basis point increase in gross margin was due to the benefit from tariff refunds. The remaining 20 basis point increase compared to the prior year period included the favorable impacts from (i) lower product costs, including the favorable transactional impact of foreign exchange on our international businesses, particularly our European business and (ii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margins, partially offset by (i) an increase in promotional selling as compared to the prior year period in EMEA, (ii) the incremental negative impact of the tariffs on goods coming into the U.S., net of mitigation actions, and (iii) a decline due to the transition of previously licensed product categories into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins.

SG&A Expenses

SG&A expenses in the second quarter of 2026 were $1.112 billion, or 53.1% of total revenue, compared to $1.129 billion, or 52.1% of total revenue, in the second quarter of the prior year. The 100 basis point increase in SG&A as a percentage of revenue was primarily driven by (i) an increase in marketing and other strategic investments, (ii) the impact from the deleveraging of expenses on lower revenue, and (iii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue. These increases were partially offset by the favorable impacts of (i) cost savings resulting from the Growth Driver 5 Actions and (ii) a net decrease in restructuring costs incurred in the second quarter of 2026 in connection with the Growth Driver 5 Actions compared to the prior year period.

Goodwill and Other Intangible Asset Impairments

We recorded a pre-tax noncash goodwill impairment charge of $439 million in the second quarter of 2026 in conjunction with an interim goodwill impairment test, which was primarily due to changes in valuation assumptions associated with geopolitical and macroeconomic factors. Please see Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of these impairments.

Non-Service Related Pension and Postretirement (Cost)

Non-service related pension and postretirement cost was $1 million in each of the second quarters of 2026 and 2025. Please see Note 6, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Other Gain

We recorded a gain of $25 million in the second quarter of 2026 in connection with the sale of an owned warehouse and distribution center. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $14 million in the second quarter of 2026 compared to $12 million in the second quarter of the prior year. These amounts relate to our share of income (loss) from (i) our joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed trademarks in Mexico, (ii) our joint venture for the TOMMY HILFIGER and Calvin Klein brands in India, (iii) our joint venture for the TOMMY HILFIGER brand in Brazil and (iv) our PVH Legwear LLC joint venture for the TOMMY HILFIGER and Calvin Klein brands and certain licensed trademarks in the United States and Canada. The equity in net income of unconsolidated affiliates for the second quarter of 2026 increased compared to the prior year period primarily due to an increase in income attributable to our PVH Legwear LLC joint venture. Our investments in the joint ventures are being accounted for under the equity method of accounting.

(Loss) Income Before Interest and Taxes

(Loss) income before interest and taxes in the second quarter of 2026 was $(191) million, or (9.1)% of total revenue, compared to $133 million, or 6.1% of total revenue, in the second quarter of the prior year, and included changes in our segments’ income (loss) before interest and taxes and other reconciling items as follows:

•EMEA – Income before interest and taxes in the second quarter of 2026 was $159 million, or 16.1% of total revenue, compared to $179 million, or 17.0% of total revenue in the second quarter of the prior year. The 90 basis point decrease reflects a 70 basis point increase in SG&A expenses as a percentage of revenue and a 20 basis point decrease in gross margin. The increase in SG&A expenses as a percentage of revenue includes (i) an increase in marketing and other strategic investments, (ii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue, and (iii) a deleveraging of expenses resulting from the decrease in revenue partially offset by (iv) savings resulting from Growth Driver 5 Actions. The decrease in gross margin was driven by an increase in promotional selling as compared to the prior year period partially offset by (i) lower products costs, including the favorable transactional impact of foreign exchange and (ii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margin as a percentage of revenue.

•Americas – Income before interest and taxes in the second quarter of 2026 was $195 million, or 28.7% of total revenue, compared to $73 million, or 10.7% of total revenue in the second quarter of the prior year. The 1,800 basis point increase reflects an approximately 1,570 basis point benefit from the $107 million in tariff refunds received in the second quarter of 2026. The remaining 230 basis point increase compared to the second quarter of the prior year reflects a 140 basis point increase in gross margin despite the impact of the increase in tariff costs on goods coming into the United States, net of mitigation actions, and a 90 basis point decrease in SG&A expenses as a percentage of revenue. The increase in gross margin reflects (i) lower product costs, (ii) a decrease in promotional selling as compared to the prior year period, and (iii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margin as a percentage of revenue, partially offset by (iv) an increase in tariff costs on goods coming into the United States, net of mitigation actions. The decrease in SG&A expenses as a percentage of revenue includes the savings resulting from the Growth Driver 5 Actions, partially offset by an increase in marketing and other strategic investments.

•APAC – Income before interest and taxes in the second quarter of 2026 was $48 million, or 13.8% of total revenue, compared to $51 million, or 15.3% of total revenue in the second quarter of the prior year. The 145 basis point decrease reflects a 175 basis point increase in SG&A as a percentage of revenue which includes an increase in marketing and other strategic investments, partially offset by a 30 basis point increase in gross margin primarily due to a decrease in promotional selling compared to the second quarter of the prior year.

•Licensing – Income before interest and taxes in the second quarter of 2026 was $74 million, a 13% decrease compared to $85 million in the second quarter of the prior year, due to the license transitions in North America partially offset by growth in the ongoing licensing business.

•Corporate and other costs were $243 million in the second quarter of 2026, an increase of $33 million compared to $210 million in the prior year period, primarily due to (i) an increase in marketing and other strategic investments and (ii) an increase in centrally managed information technology and support costs resulting from the Growth Driver 5 Actions taken in respect of the initiatives to move to a single global technology stack and streamline and optimize our support functions globally. Overall, the Growth Driver 5 Actions drove significant savings in the second quarter with savings in the regional segments more than offsetting an increase in Corporate information technology and support costs.

•Restructuring and other items were $423 million and included (i) the $439 million pre-tax noncash goodwill impairment charge and (ii) the net gain of $15 million related to the Growth Driver 5 Actions, consisting of a $25 million gain on the sale of an owned warehouse and distribution center partially offset by $10 million of restructuring costs, consisting principally of severance. Restructuring and other items were $45 million in the second quarter of the prior year including restructuring costs in connection with the Growth Driver 5 Actions, consisting principally of severance.

Interest Expense, Net

Interest expense, net decreased to $12 million in the second quarter of 2026 from $22 million in the second quarter of the prior year, primarily due to (i) an increase in interest income, partially due to higher cash balances and (ii) a decrease in interest expense due to lower short-term borrowings as compared to the prior year period.

Income Tax (Benefit)

The effective income tax rate for the second quarter of 2026 was 49.2% compared to (101.6)% in the second quarter of the prior year.

The effective income tax rate for the second quarter of 2026 reflected a $(100) million income tax benefit recorded on $(203) million of pre-tax losses. The effective income tax rate for the second quarter of 2025 reflected a $(113) million income tax benefit recorded on $111 million of pre-tax income.

The effective income tax rate for the second quarter of 2026 was higher than the prior year period primarily due to the impacts from (i) the $439 million pre-tax noncash goodwill impairment charge recorded in the second quarter of 2026, which was non-deductible for tax purposes and factored into our annualized effective income tax rate in 2026, and resulted in a 26.9% increase to our effective income tax rate for the second quarter of 2026 and (ii) the $480 million pre-tax noncash goodwill and other intangible asset impairment charges recorded in the first quarter of 2025, which were non-deductible for tax purposes and factored into our annualized effective income tax rate in 2025, resulting in a (122.9)% decrease to our effective income tax rate for the second quarter 2025.

Twenty-Six Weeks Ended August 2, 2026 Compared With Twenty-Six Weeks Ended August 3, 2025

The following table summarizes our consolidated statements of operations for the twenty-six weeks ended August 2, 2026 compared to the twenty-six week period of the prior year:

	Twenty-Six Weeks Ended
	August 2,	August 3,		% / bps
(Dollars in Millions)	2026	2025	$ change	change
Revenue	$4,122	$4,151	$(29)	(1)%
Gross profit	2,508	2,413	95	4%
% of revenue	60.8%	58.1%		270 bps
Selling, general and administrative expenses	2,187	2,153	34	2%
% of revenue	53.1%	51.9%		120 bps
Goodwill and other intangible asset impairments	439	480	(41)	(8)%
Non-service related pension and postretirement (cost)	(1)	(2)	1	(26)%
Other gain	25	—	25	NM
Equity in net income of unconsolidated affiliates	27	23	5	20%
(Loss) income before interest and taxes	(67)	(199)	132	NM
% of revenue	(1.6)%	(4.8)%		320 bps
Interest expense, net	27	39	(12)	(30)%
(Loss) income before taxes	(94)	(238)	144	NM
Income tax (benefit)	(79)	(418)	339	NM
Effective tax rate	84.2%	175.3%		NM
Net (loss) income	$(15)	$179	$(194)	NM

NM - not meaningful

Total Revenue

Total revenue in the twenty-six weeks ended August 2, 2026 was $4.122 billion compared to $4.151 billion in the twenty-six week period of the prior year. The overall decrease in revenue of $29 million, or 1%, included a positive impact of $91 million, or 2%, related to foreign currency translation.

Revenue by Segment:

•EMEA – Revenue decreased $44 million, or 2%, compared to the twenty-six week period of the prior year, including a positive impact of $66 million, or 3%, related to foreign currency translation, and the continued soft consumer demand due to the prolonged effects from the conflict in the Middle East and its broader macroeconomic impacts. Excluding the impact of foreign currency translation, the decrease in revenue was driven by a decline in the wholesale businesses. In the direct-to-consumer business, growth in digital commerce revenue was more than offset by a decrease in stores.

•Americas – Revenue decreased $9 million, or 1%, compared to the twenty-six week period of the prior year, including a positive impact of $5 million, or less than 1%, related to foreign currency translation, as growth in the direct-to-consumer business was more than offset by at decrease in the wholesale business. The decline in wholesale revenue included (i) a decrease due to a shift in the timing of wholesale shipments, primarily in the Calvin Klein business, to the second half of this year as compared to the prior year period partially offset by (ii) an increase associated with the transition in-house of previously licensed TOMMY HILFIGER women’s product categories.

•APAC – Revenue increased $44 million, or 6%, compared to the twenty-six week period of the prior year, including a positive impact of $20 million, or 3%, related to foreign currency translation and a 2% favorable impact from the timing of Lunar New Year, which occurred in the first quarter of 2026 but did not occur in the first quarter of 2025. Excluding the impact of foreign currency translation, the increase in revenue reflected growth in the direct-to-consumer business partially offset by a decrease in the wholesale business.

•Licensing – Revenue decreased $19 million, or 10%, compared to the twenty-six week period of the prior year due to the license transitions in North America.

Revenue by Brand:

•Tommy Hilfiger – Revenue increased 1% compared to the twenty-six week period of the prior year including a 2% positive foreign currency impact, which reflects an approximately 2% increase attributable to the transition in-house of previously licensed TOMMY HILFIGER women’s product categories in Americas.

•Calvin Klein – Revenue decreased 3% compared to the twenty-six week period of the prior year, including a 2% positive foreign currency impact, which reflects an approximately 3% decrease attributable to the impact of wholesale shipment timing in Americas as discussed above.

Revenue by Channel:

•Direct-to-consumer – Revenue increased 3% compared to the twenty-six week period of the prior year including a 2% positive foreign currency impact.
◦Owned and operated retail stores – Revenue increased 2% compared to the twenty-six week period of the prior year, including a 2% positive foreign currency impact. Excluding the impact of foreign currency translation, revenue growth in APAC was largely offset by declines in EMEA and Americas.
◦Owned and operated digital commerce – Revenue increased 7% compared to the twenty-six week period of the prior year, including a 2% positive foreign currency impact, with revenue increasing across all regions.

•Wholesale – Revenue decreased 3% compared to the twenty-six week period of the prior year, including a 3% positive foreign currency impact, with revenue declines in all regions.

We currently expect revenue for the full year 2026 to be approximately flat compared to 2025. Excluding the impact of foreign currency translation, we currently expect revenue for the full year 2026 to decrease slightly.

Gross Profit

Gross profit in the twenty-six weeks ended August 2, 2026 was $2.508 billion, or 60.8% of total revenue, compared to $2.413 billion, or 58.1% of total revenue, in the twenty-six week period of the prior year. The 270 basis point increase reflects an approximately 260 basis point benefit from tariff refunds. The remaining 10 basis point increase compared to the prior year period included the favorable impacts from (i) lower product costs, including the favorable transactional impact of foreign exchange on our international businesses, particularly our European business and (ii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher gross margins. These increases were partially offset by (i) an increase in promotional selling as compared to the prior year period in EMEA, (ii) the negative impact of the tariffs on goods coming into the U.S., net of mitigation actions, and (iii) a decline due to the transition of previously licensed product categories into our directly operated wholesale business, as revenue through our wholesale distribution channel carries lower gross margins.

We currently expect that gross margin for the full year 2026 will increase approximately 100 basis points compared to 2025. This outlook reflects (i) the approximately 120 basis point benefit from tariff refunds recognized in the second quarter of 2026, (ii) lower product costs, including the approximately 50 basis point favorable transactional impact of foreign exchange on our international businesses as discussed above and (iii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as discussed above. These increases are expected to be partially offset by (i) the negative impact of the tariffs on goods coming into the U.S., net of mitigation actions, (ii) an increase in promotional selling as compared to the prior year period, and (iii) the approximately 50 basis point decline expected in connection with the above-mentioned transition of previously licensed product categories into our directly operated wholesale business.

SG&A Expenses

SG&A expenses in the twenty-six weeks ended August 2, 2026 were $2.187 billion, or 53.1% of total revenue, compared to $2.153 billion, or 51.9% of total revenue, in the twenty-six week period of the prior year. The 120 basis point increase was primarily driven by (i) an increase in marketing and other strategic investments, (ii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue, and (iii) the impact from the deleveraging of expenses partially offset by (i) cost savings resulting from the Growth Driver 5 Actions and (ii) a net decrease in restructuring costs incurred in connection with the Growth Driver 5 Actions compared to the twenty-six week period of the prior year.

We currently expect that SG&A expenses as a percentage of revenue for the full year 2026 will be relatively flat compared to 2025 as the 120 basis point increase in the first half of 2026, including an increase in marketing and other strategic investments, will be offset by a decrease in the second half of 2026. SG&A expenses as a percentage of revenue for the full year are expected to include an approximately 100 basis point decrease resulting from a decrease in restructuring costs incurred in 2026 as compared to 2025 in connection with the Growth Driver 5 Actions. This decrease is expected to be offset by the net impact of (i) an increase in marketing and other strategic investments and (ii) the impact from the deleveraging of expenses partially offset by (iii) the cost savings resulting from the Growth Driver 5 Actions. Our expectation for 2026 includes the $17 million restructuring costs incurred in the first twenty-six weeks of 2026 in connection with the Growth Driver 5 Actions but does not include any further restructuring costs beyond August 2, 2026. Restructuring costs incurred in the full year 2025 in connection with the Growth Driver 5 Actions were $93 million. We expect additional actions, on a limited basis, in 2026, however the impact of these remaining actions cannot be quantified at this time.

Goodwill and Other Intangible Asset Impairments

We recorded a pre-tax noncash goodwill impairment charge of $439 million in conjunction with an interim goodwill impairment test in the twenty-six weeks ended August 2, 2026, as discussed above.

We recorded pre-tax noncash goodwill and other intangible asset impairment charges of $480 million during the first quarter of 2025 in conjunction with interim goodwill and other intangible assets impairment tests, including $426 million related to goodwill and $54 million related to our Australia reacquired perpetual license rights, which were primarily due to a significant increase in discount rates.

Please see Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of these impairments.

Non-Service Related Pension and Postretirement (Cost)

Non-service related pension and postretirement cost was $1 million in the twenty-six weeks ended August 2, 2026 as compared to $2 million in the twenty-six weeks period of the prior year. Please see Note 6, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Non-service related pension and postretirement cost recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our results of operations. We currently expect that non-service related pension and postretirement cost for the full year 2026 will be approximately $3 million compared to income of $9 million in the twenty-six week period of the prior year, which included an actuarial gain of $13 million. Our expectation of 2026 non-service related pension and postretirement (cost) income does not include the impact of an actuarial gain or loss. As a result of the volatility in the financial markets, there is significant uncertainty with respect to the actuarial gain or loss we may record on our retirement plans in 2026. We may record a significant actuarial gain or loss in 2026 if there is a significant increase or decrease in discount rates, respectively, or if there is a difference between the actual and expected return on plan assets. As such, our actual 2026 non-service related pension and postretirement (cost) income may be significantly different than our projections.

Other Gain

We recorded a gain of $25 million in the twenty-six weeks ended August 2, 2026 in connection with the sale of an owned warehouse and distribution center. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates was $27 million in the twenty-six weeks ended August 2, 2026 compared to $23 million in the twenty-six week period of the prior year. These amounts relate to our share of income (loss) from our unconsolidated affiliates as described in the thirteen weeks discussion above. The equity in net income of unconsolidated affiliates for the twenty-six weeks ended August 2, 2026 increased as compared to the twenty-six week period of the prior year primarily due to an increase in income attributable to our PVH Legwear LLC joint venture. Our investments in the joint ventures are being accounted for under the equity method of accounting.

We currently expect that our equity in net income of unconsolidated affiliates for full year 2026 will be approximately $50 million as compared to $45 million in 2025.

(Loss) Income Before Interest and Taxes

(Loss) income before interest and taxes in the twenty-six weeks ended August 2, 2026 was $(67) million, or (1.6)% of total revenue, compared to $(199) million, or (4.8)% of total revenue, in the twenty-six week period of the prior year, and included changes in our segments’ income (loss) before interest and taxes and other reconciling items as follows:

•EMEA – Income before interest and taxes in the twenty-six weeks ended August 2, 2026 was $311 million, or 16.1% of total revenue, compared to $328 million, or 16.6% of total revenue in the twenty-six week period of the prior year. The 50 basis point decrease was primarily driven by an increase in SG&A expenses as a percentage of revenue which includes (i) an increase in marketing and other strategic investments, (ii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger portion of total revenue and carries higher SG&A expenses as a percentage of revenue, and (iii) a deleveraging of expenses resulting from the decrease in revenue. These increases were partially offset by savings resulting from Growth Driver 5 Actions. Gross margin was flat compared to the prior year period.

•Americas – Income before interest and taxes in the twenty-six weeks ended August 2, 2026 was $246 million, or 19.2% of total revenue, compared to $134 million, or 10.4% of total revenue in the twenty-six week period of the prior year. The 880 basis point increase reflects an approximately 830 basis point benefit from the $107 million in tariff refunds received in the second quarter of 2026. The remaining 50 basis point increase compared to the prior year period reflects a 60 basis point decrease in SG&A expenses as a percentage of revenue and a 10 basis point decrease in gross margin excluding the impact of tariff refunds as noted above. The decrease in SG&A as a percentage of revenue includes savings resulting from the Growth Driver 5 Actions partially offset by an increase in marketing and other strategic investments. The decrease in gross margin includes the increase in tariffs on goods coming into the United States, net of mitigation actions.

•APAC – Income before interest and taxes in the twenty-six weeks ended August 2, 2026 was $137 million, or 18.7% of total revenue, compared to $130 million, or 19.0% of total revenue in the twenty-six week period of the prior year. The 30 basis point decrease reflects a 120 basis point increase in SG&A as a percentage of sales, including (i) an increase in marketing and other strategic investments and (ii) a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel, as our direct-to-consumer distribution channel was a larger proportion of total revenue and carries higher SG&A expenses as a percentage of revenue, partially offset by a 90 basis point increase in gross margin which reflects the favorable impacts of a change in the revenue mix between our direct-to-consumer distribution channel and our wholesale distribution channel as discussed above, as our direct-to-consumer distribution channel carries higher gross margins.

•Licensing – Income before interest and taxes in the twenty-six weeks ended August 2, 2026 was $148 million, a 10% decrease compared to $166 million in the twenty-six week period of the prior year due to the license transitions in North America.

•Corporate and other costs were $479 million in the twenty-six weeks ended August 2, 2026, an increase of $60 million compared to $419 million in the twenty-six week period of the prior year, primarily due to (i) an increase in marketing and other strategic investments and (ii) an increase in centrally managed information technology and support costs resulting from the Growth Driver 5 Actions taken in respect of the initiatives to move to a single global technology stack and streamline and optimize our support functions globally. Overall, the Growth Driver 5 Actions drove significant savings in the twenty-six weeks ended August 2, 2026 with savings in the regional segments more than offsetting an increase in Corporate information technology and support costs.

•Restructuring and other items were $430 million in the twenty-six weeks ended August 2, 2026 and included (i) the $439 million pre-tax noncash goodwill impairment charge and (ii) the net gain of $9 million related to the Growth Driver 5 Actions, consisting of a $25 million gain on the sale of an owned warehouse and distribution center, partially offset by $17 million of restructuring costs, consisting principally of severance. Restructuring and other items were

$538 million in the twenty-six week period of the prior year, consisting of (i) $480 million of pre-tax noncash goodwill and other intangible asset impairment charges and (ii) $58 million of restructuring costs related to the Growth Driver 5 Actions, consisting principally of severance.

Interest Expense, Net

Interest expense, net decreased to $27 million in the twenty-six weeks ended August 2, 2026 from $39 million in the twenty-six week period of the prior year primarily due to (i) an increase in interest income, partially due to higher cash balances and (ii) a decrease in interest expense due to lower short-term borrowings as compared to the prior year period.

Interest expense, net for the full year 2026 is currently expected to be approximately $70 million as compared to $79 million in 2025.

Income Tax (Benefit)

The effective income tax rate for the twenty-six weeks ended August 2, 2026 was 84.2% compared to 175.3% in the twenty-six week period of the prior year.

The effective income tax rate for the twenty-six weeks ended August 2, 2026 reflected a $(79) million income tax benefit recorded on $(94) million of pre-tax losses. The effective income tax rate for the twenty-six week period of the prior year reflected a $(418) million income tax benefit recorded on $(238) million of pre-tax losses.

The effective income tax rate for the twenty-six weeks ended August 2, 2026 was lower than the twenty-six week period of the prior year primarily due to the impacts of (i) the $439 million pre-tax noncash goodwill impairment charge recorded in the second quarter of 2026, which was non-deductible for tax purposes and factored into our annualized effective income tax rate in 2026, and resulted in a 63.0% increase to our effective income tax rate for the twenty-six weeks ended August 2, 2026 and (ii) the $480 million pre-tax noncash goodwill and other intangible asset impairment charges recorded in the first quarter of 2025, which were non-deductible for tax purposes and factored into our annualized effective income tax rate in 2025, and resulted in a 156.4% increase to our effective income tax rate for the twenty-six week period of the prior year. Since the pre-tax goodwill impairment charge has been factored into our annualized effective income tax rate, it will have a continued impact on our quarterly effective tax rates for the remainder of 2026.

The pre-tax noncash goodwill impairment charge will also result in a significant increase to our full year 2026 effective tax rate. Absent the impact of this impairment charge, we currently expect our effective income tax rate in 2026 will be in a range of 22% to 23%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary and Trends

Cash and cash equivalents at August 2, 2026 was $966 million, an increase of $264 million from $701 million at February 1, 2026. We ended the second quarter of 2026 with approximately $1.7 billion of borrowing capacity available under our various debt facilities. The seasonality of our business results in significant fluctuations in our cash balance during our fiscal year due, in part, to the timing of inventory purchases and peak sales periods.

Cash flow for the full year 2026 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) expected common stock repurchases under the stock repurchase program of at least $300 million, (ii) projected capital expenditures of approximately $250 million, (iii) net proceeds of $38 million received in the second quarter of 2026 in connection with the sale of the warehouse and distribution center in Jonesville, NC, (iv) net proceeds of $452 million from entering into the 2026 facilities (as defined below) in the second quarter of 2026, (v) the $461 million repayment of the 2022 facilities (as defined below) during the second quarter of 2026, (vi) mandatory long-term debt repayments on our term loans under our 2022 and 2026 facilities of approximately $9 million, subject to exchange rate fluctuations, and (vii) offsetting impacts from cash inflows of $107 million for refunds related to IEEPA tariffs previously paid and an expected reduction in cash due to the prolonged effects from the conflict in the Middle East.

As of August 2, 2026, $427 million of cash and cash equivalents was held by international subsidiaries. Our intent is to reinvest indefinitely substantially all of our historical earnings in foreign subsidiaries outside of the United States in jurisdictions which we would expect to incur material tax costs upon the distribution of such amounts. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Operations

Cash provided by operating activities was $336 million in the twenty-six weeks ended August 2, 2026 compared to $142 million in the twenty-six weeks ended August 3, 2025. The increase in cash provided by operating activities as compared to the prior year period was primarily driven by changes in our working capital, including changes in inventories net of the related change in payables and a decrease in trade receivables in the current year period as compared to an increase in trade receivables in the prior year period, primarily driven by a shift in the timing of our wholesale revenue.

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

Investments in Unconsolidated Affiliates

We received dividends of $34 million and $37 million from our investments in unconsolidated affiliates during the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively. These dividends are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows for the respective period.

Sale of Warehouse and Distribution Center

We completed the sale of our owned warehouse and distribution center located in Jonesville, NC on May 11, 2026, for net proceeds of $38 million. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion.

Capital Expenditures

Our capital expenditures in the twenty-six weeks ended August 2, 2026 were $76 million compared to $58 million in the twenty-six weeks ended August 3, 2025. We currently expect that capital expenditures for the full year 2026 will be approximately $250 million as compared to $142 million in 2025 and will primarily consist of (i) investments in new stores and store renovations and (ii) investments, upgrades and enhancements in our information technology platforms, systems and infrastructure worldwide.

Dividends

Cash dividends paid on our common stock totaled $4 million in each of the twenty-six weeks ended August 2, 2026 and August 3, 2025.

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

On April 1, 2025, we entered into accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $500 million of our shares of common stock under our existing $5 billion stock repurchase authorization. We paid $500 million to the financial institutions and received initial deliveries of an aggregate of approximately 4.6 million shares of our common stock at a price of $76.43 per share, the closing share price of our common stock on April 1, 2025. The value of the initial shares delivered represented approximately 70% of the aggregate purchase price. The ASR agreements were funded with cash on hand and $115 million of short-term borrowings. During the third quarter of 2025, the ASR agreements were settled, and we received an aggregate of approximately 2.3 million of additional shares of our common stock. The total number of shares purchased under the ASR agreements was approximately 6.9 million shares at a price paid per share of $72.44, which was the daily volume-weighted average price of our common stock over the term of the ASR agreements, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreements. The ASR agreements were accounted for as a share purchase transaction and forward stock purchase agreement indexed to our common stock.

During the twenty-six weeks ended August 3, 2025, we additionally purchased 0.8 million shares (all prior to the execution of the ASR agreements) of our common stock under the program in open market transactions for $61 million. Excise taxes of $4 million were excluded from the share repurchases for the twenty-six weeks ended August 3, 2025, including in respect of the initial deliveries of the shares repurchased under the ASR agreements.

We did not purchase any of our common stock under the program during the twenty-six weeks ended August 2, 2026. As of August 2, 2026, repurchased shares were held as treasury stock and $1.212 billion of the authorization remained available for future share repurchases, excluding excise taxes, as the excise taxes do not reduce the authorized amount remaining.

We currently expect common stock repurchases under the stock repurchase program of at least $300 million for the full year 2026.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	8/2/26	2/1/26	8/3/25
Short-term borrowings	$—	$—	$—
Current portion of long-term debt	12	13	13
Finance lease obligations	2	3	4
Long-term debt	2,236	2,291	2,256
Stockholders’ equity	4,792	4,792	4,867

In addition, we had $966 million, $701 million and $249 million of cash and cash equivalents as of August 2, 2026, February 1, 2026 and August 3, 2025, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under the senior unsecured credit facilities discussed below in the section entitled “2026 Senior Unsecured Credit Facilities.” We had no revolving borrowings outstanding under these facilities as of August 2, 2026.

Additionally, we have the ability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowing capacity of up to $234 million based on exchange rates in effect on August 2, 2026 and are utilized primarily to fund working capital needs. We had no borrowings outstanding under these facilities as of August 2, 2026.

Commercial Paper

We have the ability to issue unsecured commercial paper notes with maturities that vary but do not exceed 397 days from the date of issuance primarily to fund working capital needs. Borrowings under the commercial paper note program, when taken together with the revolving borrowings outstanding under the multicurrency revolving credit facility included in the 2026 facilities (as defined below), cannot exceed $1.500 billion. We had no borrowings outstanding under the commercial paper note program as of August 2, 2026.

Finance Lease Obligations

Our cash payments for finance lease liabilities totaled $1 million and $2 million in the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.

2026 Senior Unsecured Credit Facilities

On June 24, 2026, (the “Closing Date”), we entered into new senior unsecured credit facilities (the “2026 facilities”), the proceeds of which, along with cash on hand, were used to repay all of the outstanding borrowings under the 2022 facilities (as defined below), as well as the related debt issuance costs.

The 2026 facilities consist of (a) a €400 million euro-denominated Term Loan A facility (the “Euro TLA facility”) and (b) a $1.500 billion United States dollar-denominated multicurrency revolving credit facility (the “multicurrency revolving credit facility”), which is available in United States dollars, euros and other agreed foreign currencies. The 2026 facilities are due on June 24, 2031.

The multicurrency revolving credit facility also includes amounts available for letters of credit and has a portion available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan, as customary, reduces the amount available under the multicurrency revolving credit facility.

The terms of the Euro TLA facility require us to make quarterly repayments of amounts outstanding, commencing with the calendar quarter ending September 30, 2026. Such required repayment amounts equal 2.50% per annum of the principal amount outstanding on the Closing Date, paid in equal installments and subject to certain customary adjustments, with the balance due on the maturity date of the Euro TLA facility. The outstanding borrowings under the 2026 facilities are prepayable at any time without penalty (other than customary breakage costs). Any voluntary repayments made by us would reduce the future required repayment amounts.

In connection with the refinancing in 2026 of the 2022 facilities, we paid debt issuance costs of $3 million (of which $0.4 million was expensed as debt modification costs and $3 million is being amortized over the term of the 2026 facilities) and recorded debt extinguishment costs of $1 million to write off previously capitalized debt issuance costs.

We made no payments on our term loan under the 2026 facilities during the twenty-six weeks ended August 2, 2026.

The United States dollar-denominated borrowings under the 2026 facilities bear interest at a rate per annum equal to, at our option, either a base rate or a term secured overnight financing rate (“SOFR”), calculated in a manner set forth in the 2026 facilities, plus an applicable margin.

The euro-denominated borrowings under the Euro TLA facility and multicurrency revolving credit facility bear interest at a rate per annum equal to a euro interbank offered rate (“EURIBOR”) and the euro-denominated swing line borrowings under the 2026 facilities bear interest at a rate per annum equal to a euro short-term rate (“ESTR”), calculated in a manner set forth in the 2026 facilities, plus in each case an applicable margin.

The borrowings denominated in other foreign currencies under the 2026 facilities bear interest at various indexed rates specified in the 2026 facilities and are calculated in a manner set forth in the 2026 facilities, plus an applicable margin.

The applicable margin with respect to the Euro TLA Facility as of August 2, 2026 was 1.125%. The applicable margin with respect to the multicurrency revolving credit facility as of August 2, 2026 was 0.0% for loans bearing interest at the base rate or Canadian prime rate and 1.0% for loans bearing interest at the SOFR, EURIBOR, ESTR or any other rate specified in the 2026 facilities. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending on August 1, 2027, the applicable margin for borrowings under the Euro TLA facility and each revolving credit facility will be subject to adjustment based upon (i) our net leverage ratio or (ii) after the date of delivery of notice of a change in our public debt rating by Standard & Poor’s or Moody’s.

The 2026 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; and a change in control (as defined in the 2026 facilities).

The 2026 facilities require us to comply with customary affirmative and negative covenants, as well as to maintain a maximum net leverage ratio, calculated in a manner set forth in the terms of the 2026 facilities. A breach of any of these operating or financial covenants would result in a default under the 2026 facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of our other debt.

2022 Senior Unsecured Credit Facilities

On December 9, 2022, we entered into senior unsecured credit facilities (the “2022 facilities”). We replaced the 2022 facilities with the 2026 facilities. The 2022 facilities consisted of (a) a €441 million euro-denominated Term Loan A facility, of which €405 million was outstanding as of the date it was replaced, (b) a $1.150 billion United States dollar-denominated multicurrency revolving credit facility, available in (i) United States dollars, (ii) Australian dollars (limited to A$50 million), (iii) Canadian dollars (limited to C$70 million), or (iv) euros, yen, pounds sterling, Swiss francs or other agreed foreign currencies (limited to €250 million), and (c) a $50 million United States dollar-denominated revolving credit facility available in United States dollars or Hong Kong dollars.

We made payments totaling $464 million on our term loan under the 2022 facilities during 2026, which included a $3 million mandatory payment and the $461 million repayment of the 2022 facilities in connection with the refinancing of the senior credit facilities. We made payments totaling $6 million on our term loan under the 2022 facilities during the twenty-six weeks ended August 3, 2025. We currently expect to make total long-term debt repayments of approximately $470 million, subject to exchange rate fluctuations, for the full year 2026, inclusive of the $461 million repayment of the 2022 facilities noted above.

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

4 1/8% Euro Senior Notes Due 2029

We have outstanding €525 million principal amount of 4 1/8% senior notes due July 16, 2029. We may redeem some or all of these notes at any time prior to April 16, 2029 by paying a “make whole” premium, plus any accrued and unpaid interest. In addition, in advance of maturity, we may redeem the remaining outstanding notes beginning on April 16, 2029, or at any time in the event of certain developments affecting taxation, at their principal amount plus any accrued and unpaid interest.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of August 2, 2026, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of August 2, 2026, our issuer credit was rated BBB by Standard & Poor’s with a stable outlook and our corporate credit was rated Baa3 by Moody’s with a stable outlook, and our commercial paper was rated A-2 by Standard & Poor’s and P-3 by Moody’s. In assessing our credit strength, we believe that both Standard & Poor’s and Moody’s considered, among other things, our capital structure and financial policies, our consolidated balance sheet, our historical acquisition activity and other financial information, including our revenue growth and operating margin, as well as industry and other qualitative factors.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2026. During the twenty-six weeks ended August 2, 2026, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us primarily include cash and cash equivalents, short-term borrowings (when facilities are drawn or commercial paper is issued), long-term debt, foreign currency forward contracts and cross-currency swap contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of August 2, 2026. Cash and cash equivalents held by us are affected by short-term interest rates. Given our balance of cash and cash equivalents at August 2, 2026, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $1.0 million annually. Borrowings under our senior unsecured term loan facility bear interest at a rate equal to an applicable margin plus a variable rate. As such, our senior unsecured term loan facility exposes us to market risk for changes in interest rates. As of August 2, 2026, approximately 80% of our long-term debt was at a fixed interest rate, with the remaining (euro-denominated) balance at a variable interest rate. Interest on the euro-denominated debt is subject to change based on fluctuations in the one-month euro interbank offered rate (“EURIBOR”). The effect of a 10 basis point change in the current one-month EURIBOR on our variable interest expense would be approximately $0.5 million annually. Please see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for further discussion of our credit facilities.

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

During the twenty-six weeks ended August 2, 2026, we recognized unfavorable foreign currency translation adjustments of $63 million within other comprehensive (loss) income principally driven by a strengthening of the United States dollar since February 1, 2026 against the euro of 3%. Our foreign currency translation adjustments recorded in other comprehensive (loss) income are significantly impacted by the substantial amount of goodwill and other intangible assets denominated in the euro, which represented 42% of our $4.6 billion total goodwill and other intangible assets as of August 2, 2026. This translational impact of the euro was partially mitigated by the change in the fair value of our net investment hedges discussed below.

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

Given our foreign currency forward contracts outstanding at August 2, 2026, the effect of a 10% change in foreign currency exchange rates against the United States dollar would result in a change in the fair value of these contracts of approximately $110 million. Any change in the fair value of these contracts would be substantially offset by a change in the fair value of the underlying hedged items.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of August 2, 2026.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
May 4, 2026 - May 31, 2026	12,741	$91.52	—	$1,211,808,469
June 1, 2026 - July 5, 2026	8,920	84.46	—	1,211,808,469
July 6, 2026 - August 2, 2026	811	75.23	—	1,211,808,469
Total	22,472		—	$1,211,808,469

(1) Our Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2026 in connection with the settlement of restricted stock units to satisfy tax withholding requirements.

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

ITEM 5 - OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND OFFICERS

During the quarterly period ended August 2, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	PVH Corp. Stock Incentive Plan, as amended and restated effective June 18, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 24, 2026).

10.2
Credit Agreement, dated as of June 24, 2026, among PVH Corp., PVH B.V., certain other subsidiaries of PVH Corp. from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 29, 2026).

10.3	Employment Agreement, dated as of July 3, 2026, between PVH Corp. and Alexis Rollier (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 14, 2026).

+31.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Melissa Stone, Interim Chief Financial Officer and Executive Vice President, Global Financial Planning & Analysis, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Stefan Larsson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

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

PVH CORP.
Registrant

Dated:	September 2, 2026	/s/ ERIK W. GRAF
Erik W. Graf
Executive Vice President and Corporate Controller (Principal Accounting Officer)